Form 10-Q
period 2021-03-31
Coursera, Inc.
filed 2021-05-11
CIK 1651562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number: 001-40275

COURSERA, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-3560292
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
381 E. Evelyn Ave. Mountain View, California	94041
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 963-9884

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	COUR	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒

As of April 30, 2021, the registrant had 135,770,469 shares of common stock, $0.00001 par value per share, outstanding.

i

RISK FACTORS SUMMARY

You should carefully consider the information set forth below under the heading “Risk Factors” in Part II, Item 1A before deciding whether to invest in our securities. Below is a summary of the principal risks associated with an investment in our securities.

The following is a summary of the key risks and uncertainties associated with our business, industry and ownership of our ordinary shares. The below summary does not contain all of the information that may be important to you, and you should read this summary together with the more detailed description of each risk factor contained in the subheadings below.

•
Fluctuations in our quarterly and annual revenue and operating results, which could cause our stock price to fluctuate and the value of your investment to decline;
•
Our rapid growth, which may not be indicative of our future growth, and our expected decline in revenue growth rate compared to prior years;
•
Our limited operating history, which makes it difficult to predict our future financial and operating results;
•
We have incurred significant net losses since inception, and anticipate that we will continue to incur losses for the foreseeable future;
•
The impact of the COVID-19 pandemic, which has impacted, and may continue to impact, our business, key metrics, and results of operations in volatile and unpredictable ways;
•
The nascency of online learning solutions, the market adoption of which may not grow as we expect;
•
Our ability to maintain and expand our partnerships with our university and industry partners;
•
Our ability to attract and retain learners;
•
Our ability to increase sales of our Enterprise offering;
•
Our ability to compete effectively;
•
Our partners’ ability to comply with international, federal, and state education laws and regulations, including applicable state authorizations for their programs;
•
Any failure to obtain, maintain, protect, and enforce our intellectual property and proprietary rights and successfully defend against claims of infringement, misappropriation, or other violations of third-party intellectual property;
•
Any changes to the validation or applicability of the DOE “dear colleague letter,” on which our business model relies;
•
Any disclosure of sensitive information about our partners, their employees, or our learners, whether due to cyber-attack or otherwise;
•
Any disruption or failure of our platform; and
•
Our status as a B Corp, which may negatively impact our financial performance.

ii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

COURSERA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

As of December 31, 2020 and March 31, 2021

(In thousands, except share and per share amounts)

(unaudited)

	December 31, 2020	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$79,878	$158,072
Marketable securities	205,402	122,729
Accounts receivable, net of allowance for doubtful accounts of $48 and $146 as of December 31, 2020 and March 31, 2021, respectively	40,721	35,582
Deferred costs	14,077	16,149
Prepaid expenses and other current assets	14,993	18,666
Total current assets	355,071	351,198
Property, equipment and software, net	18,644	21,080
Operating lease right-of-use assets	21,622	20,276
Intangible assets, net	10,570	10,313
Restricted cash	2,548	2,548
Other assets	9,169	9,407
Total assets	$417,624	$414,822

Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Deficit
Current liabilities:
Educator partners payable	$39,005	$41,360
Other accounts payable	12,897	9,813
Accrued compensation and benefits	12,997	8,354
Operating lease liabilities, current	7,926	7,973
Deferred revenue, current	76,080	85,254
Other current liabilities	4,739	5,052
Total current liabilities	153,644	157,806
Operating lease liabilities, non-current	18,305	16,676
Other liabilities	644	623
Deferred revenue, non-current	4,562	3,513
Total liabilities	177,155	178,618
Commitments and contingencies (Note 12)
Redeemable convertible preferred stock:
$0.00001 par value— 76,420,805 shares authorized as of December 31, 2020 and March 31, 2021; 75,305,400 shares issued and outstanding as of December 31, 2020 and March 31, 2021; and aggregate liquidation preference, $464,036 as of December 31, 2020 and March 31, 2021	462,293	462,293
Stockholders’ deficit:
Common stock, $0.00001 par value— 162,000,000 shares authorized as of December 31, 2020 and March 31, 2021, respectively; 40,301,290 and 43,193,216 shares issued and outstanding as of December 31, 2020 and March 31, 2021, respectively	—	—
Additional paid-in capital	126,408	140,803
Treasury stock—at cost, 2,747,938 shares as of December 31, 2020 and March 31, 2021	(4,701)	(4,701)
Accumulated other comprehensive income	20	23
Accumulated deficit	(343,551)	(362,214)
Total stockholders’ deficit	(221,824)	(226,089)
Total liabilities, redeemable convertible preferred stock, stockholders’ deficit	$417,624	$414,822

See notes to condensed consolidated financial statements.

COURSERA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

for the three months ended March 31, 2020 and 2021

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2020	2021
Revenue	$53,847	$88,362
Cost of revenue	24,951	38,826
Gross profit	28,896	49,536
Operating expenses:
Research and development	15,783	22,140
Sales and marketing	20,696	32,613
General and administrative	7,086	13,144
Total operating expenses	43,565	67,897
Loss from operations	(14,669)	(18,361)
Interest income	696	80
Other expense, net	(252)	(7)
Loss before income taxes	(14,225)	(18,288)
Income tax expense	89	375
Net loss	$(14,314)	$(18,663)
Net loss per share attributable to common stockholders—basic and diluted	$(0.40)	$(0.45)
Weighted average shares used in computing net loss per share attributable to common stockholders—basic and diluted	35,666,172	41,218,355

See notes to condensed consolidated financial statements.

COURSERA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

for the three months ended March 31, 2020 and 2021

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2021
Net loss	$(14,314)	$(18,663)
Change in unrealized gain (loss) on marketable securities, net of tax	(47)	3
Comprehensive loss	$(14,361)	$(18,660)

See notes to condensed consolidated financial statements.

COURSERA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

for the three months ended March 31, 2020 and 2021

(In thousands, except share and per share amounts)

(unaudited)

	Redeemable						Accumulated
	Convertible				Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Deficit
Balances—December 31, 2019	67,658,342	$332,681	35,682,740	$—	$94,364	$(4,701)	$74	$(276,736)	$(186,999)
Issuance of common stock upon exercise of options	—	—	199,560	—	421	—	—	—	421
Issuance of restricted stock awards	—	—	15,000	—	—	—	—	—	—
Vesting of early exercise stock options	—	—	—	—	75	—	—	—	75
Stock compensation expense	—	—	—	—	3,170	—	—	—	3,170
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(47)	—	(47)
Net loss	—	—	—	—	—	—	—	(14,314)	(14,314)
Balances—March 31, 2020	67,658,342	$332,681	35,897,300	$—	$98,030	$(4,701)	$27	$(291,050)	$(197,694)

Balances—December 31, 2020	75,305,400	$462,293	40,301,290	$—	$126,408	$(4,701)	$20	$(343,551)	$(221,824)
Issuance of common stock upon exercise of options	—	—	2,891,926	—	8,564	—	—	—	8,564
Vesting of early exercise stock options	—	—	—	—	21	—	—	—	21
Stock compensation expense	—	—	—	—	5,810	—	—	—	5,810
Change in unrealized gain on marketable securities	—	—	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	—	—	(18,663)	(18,663)
Balances—March 31, 2021	75,305,400	$462,293	43,193,216	$—	$140,803	$(4,701)	$23	$(362,214)	$(226,089)

COURSERA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

for the three months ended March 31, 2020 and 2021

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2021
Cash flows from operating activities:
Net loss	$(14,314)	$(18,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,993	2,931
Stock-based compensation	3,014	5,284
Amortization or accretion of marketable securities	(149)	177
Other	40	98
Changes in operating assets and liabilities:
Accounts receivable, net	(3,414)	5,041
Prepaid expenses and other assets	909	260
Operating lease right-of-use assets	1,264	1,345
Educator partners and other accounts payable	2,133	(3,032)
Accrued and other liabilities	(7,052)	(4,330)
Operating lease liabilities	(1,368)	(1,582)
Deferred revenue	9,408	8,124
Net cash used in operating activities	(7,536)	(4,347)
Cash flows from investing activities:
Purchases of marketable securities	(5,939)	—
Proceeds from maturities of marketable securities	63,359	82,500
Purchases of property, equipment, and software	(582)	(307)
Capitalized internal-use software costs	(1,774)	(3,985)
Purchases of content assets	—	(170)
Net cash provided by investing activities	55,064	78,038
Cash flows from financing activities:
Proceeds from exercise of stock options	421	8,564
Payment of deferred offering costs	—	(4,061)
Net cash provided by financing activities	421	4,503
Net increase in cash, cash equivalents, and restricted cash	47,949	78,194
Cash, cash equivalents, and restricted cash—Beginning of period	59,845	82,426
Cash, cash equivalents, and restricted cash—End of period	$107,794	$160,620
Cash, cash equivalents, and restricted cash—End of period
Cash and cash equivalents	$103,935	$158,072
Restricted cash	3,090	2,548
Restricted cash in prepaid expenses and other current assets	769	—
Cash, cash equivalents, and restricted cash—End of period	$107,794	$160,620
Supplemental disclosures of cash flow information:
Cash paid for interest	$534	$—
Cash paid for income taxes	$157	$530
Supplemental disclosures of noncash investing and financing activities:
Vesting of early exercised stock options	$75	$21
Stock-based compensation capitalized as internal-use software costs	$156	$526
Unpaid deferred offering costs	$—	$2,182

See notes to condensed consolidated financial statements.

COURSERA, INC. AND SUBSIDIARIES

NOTES TO ConDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1.
ORGANIZATION AND DESCRIPTION OF BUSINESS

Description of Business

Coursera, Inc., a Delaware corporation (the “Company”), is an online learning platform that connects learners, educators, and institutions with the goal of providing world-class educational content that is affordable, accessible, and relevant. The Company combines content, data, and technology into a platform that is customizable and extensible to both individual learners and institutions. The Company partners with leading university and industry partners (“educator partners”) to bring quality higher education to a broad range of individuals, businesses, organizations, and governments. The Company also sells directly to institutions, including employers, colleges and universities, and governments, to enable their employees, students, and citizens to gain critical skills aligned to the job markets of today and tomorrow. The Company’s corporate headquarters are located in Mountain View, California.

Initial Public Offering

On April 5, 2021, the Company completed its initial public offering ("IPO") of common stock, in which it sold 14,664,776 shares. The shares were sold at a price to the public of $33.00 per share for net proceeds of $452,482, after deducting underwriting discounts and commissions of $31,456. Additionally, offering costs incurred by the Company were expected to total approximately $6,243. Upon the closing of the Company’s IPO, all outstanding shares of its redeemable convertible preferred stock automatically converted into 75,305,400 shares of common stock on a one-for-one basis.

On April 19, 2021, the underwriters exercised in full the right to purchase 2,359,500 additional shares of common stock from the Company, resulting in additional net proceeds of $72,802 after deducting underwriting discounts of $5,061.

2.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and following the requirements of the Securities and Exchange Commission (“SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company's annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of the Company's financial information. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or for any other future year. The balance sheet as of December 31, 2020 has been derived from audited consolidated financial statements at that date but does not include all information required by GAAP for annual consolidated financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's final prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the SEC on March 31, 2021 (the “Prospectus”).

Principles of Consolidation—The unaudited condensed consolidated financial statements include the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Segment Information—The Company defines its segments as those operations the chief operating decision maker (“CODM”), determined to be the Chief Executive Officer of the Company, regularly reviews to allocate resources and assess performance. For the three months ended March 31, 2020 and 2021, the Company operated under three segments: Consumer, Enterprise, and Degrees. The Company continually monitors and reviews its segment reporting structure in accordance with Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, to determine whether any changes have occurred that would impact its reportable segments. For further information on the Company’s segment reporting, see Note 15 “Segment and Geographic Information.”

Use of Estimates—The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to fair value of common stock and stock-based awards; period of benefit for capitalized commissions; internal-use software development costs; useful lives of long-lived assets; the carrying value of operating lease right-of-use assets; valuation of intangible assets and income tax expense, including the valuation of deferred tax assets and liabilities, among others.

The World Health Organization declared in March 2020 that the recent outbreak of the coronavirus disease (“COVID-19") constitutes a pandemic. The COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. The global impact of COVID-19 continues to rapidly evolve, and the Company will continue to monitor the situation and the effects on its business and operations closely. The Company does not yet know the full extent of potential impacts on its business or operations or on the global economy as a whole, particularly if the COVID-19 pandemic continues and persists for an extended period of time. Given the uncertainty, the Company cannot reasonably estimate the impact on its future results of operations, cash flows, or financial condition. As of the date of issuance of the condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments, or the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s condensed consolidated financial statements.

Summary of Significant Accounting Policies

There have been no significant changes to the Company's significant accounting policies as of and for the three months ended March 31, 2021, as compared to the significant accounting policies described in the Prospectus.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents, and marketable securities. The Company invests only in high-credit-quality instruments and maintains its cash equivalents and marketable securities in fixed-income securities. The Company places its cash primarily with domestic financial institutions that are federally insured within statutory limits.

For purposes of assessing concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer. For the three months ended March 31, 2020 and 2021, the Company did not have any customers that accounted for more than 10% of the Company’s revenue. As of December 31, 2020, the Company had one customer that accounted for 21% of its net accounts receivable balance. As of March 31, 2021, the Company had no customers that accounted for more than 10% of its net accounts receivable balance.

New Accounting Pronouncements Recently Adopted

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

The JOBS Act does not preclude an emerging growth company from early adopting new or revised accounting standards. The Company early adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), effective January 1, 2017 and ASU No. 2016-02, Leases (ASC 842) effective January 1, 2020. The Company expects to use the extended transition period for any other new or revised accounting standards during the period for which the Company remains an emerging growth company.

New Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and the allocation of consolidated income taxes to separate financial statements of entities not subject to income tax. ASU 2019-12 will be effective for the Company in 2022. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to accumulated deficit as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures.

 In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This update requires capitalization of the implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Further, the standard also requires the Company to expense the capitalized implementation costs of a hosting arrangement over the term of the hosting arrangement. ASU 2018-15 will be effective for the Company for the annual period 2021 and early adoption for interim periods is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses, which provides new authoritative guidance with respect to the measurement of credit losses on financial instruments. This update changes the impairment model for most financial assets and certain other instruments by introducing a current expected credit loss (“CECL”) model. The CECL model is a more forward-looking approach based on expected losses rather than incurred losses, requiring entities to estimate and record losses expected over the remaining contractual life of an asset. The guidance will be effective for the Company in 2023 and early adoption beginning in 2019 is permitted. The Company is currently evaluating the impact from the adoption of this guidance on the consolidated financial statements and related disclosures.

3.       REVENUE RECOGNITION

Contract Balances—The Company’s contract assets and liabilities as of January 1, 2020, December 31, 2020 and March 31, 2021 were as follows:

	January 1, 2020	December 31, 2020	March 31, 2021
Contract assets:
Accounts receivable	$16,592	$39,976	$28,043
Unbilled revenue	64	745	7,539
Total contract assets	$16,656	$40,721	$35,582

Contract liabilities:
Deferred revenue	$41,607	$80,642	$88,767
Total contract liabilities	$41,607	$80,642	$88,767

Revenue recognized during the three months ended March 31, 2020 and 2021 that was included in the deferred revenue balances at the beginning of the year was $19,595 and $37,522, respectively.

There were no impairment losses recorded on contract assets during the three months ended March 31, 2020 and 2021.

Remaining Performance Obligations—Remaining performance obligations are future revenue that are under noncancelable contracts but have not yet been recognized. As of March 31, 2021, the Company had remaining performance obligations of $193,918 and expects to recognize approximately 63% as revenue over the next twelve months and the remainder thereafter.

Costs to Obtain and Fulfill a Contract—During the three months ended March 31, 2020 and 2021, the Company capitalized $1,333 and $2,289, respectively, of commissions and related payroll tax expenditures and amortized $769 and $1,666, respectively, to sales and marketing expense. As of March 31, 2020 and 2021, the amount of deferred commissions and related payroll taxes included in deferred costs and in other assets was $3,026 and $3,152, and $6,581 and $6,600, respectively.

4.       FAIR VALUE MEASUREMENTS—The Company’s assets and liabilities that were measured at fair value by level within the fair value hierarchy as of December 31, 2020 and March 31, 2021, were as follows:

	As of December 31, 2020
	Fair Value	Level 1	Level 2
Financial assets:
Cash equivalents—money market funds	$58,997	$58,997	$—
Marketable securities:
Corporate debt securities	8,551	—	8,551
Commercial paper	26,469	—	26,469
U.S. government Treasury bills	170,382	170,382	—
Total financial assets	$264,399	$229,379	$35,020

	As of March 31, 2021
	Fair Value	Level 1	Level 2
Financial assets:
Cash equivalents—money market funds	$133,597	$133,597	$—
Marketable securities:
Corporate debt securities	5,500	—	5,500
Commercial paper	16,988	—	16,988
U.S. government Treasury bills	100,241	100,241	—
Total financial assets	$256,326	$233,838	$22,488

The Company remeasures certain assets, including intangible assets and its equity-method investment in a private company, at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. No such events or changes occurred during the three months ended March 31, 2020 and 2021.

5.       MARKETABLE SECURITIES

The following table presents the Company’s available-for-sale marketable securities as of December 31, 2020 and March 31, 2021:

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Corporate debt	$8,547	$4	$—	$8,551
Commercial paper	26,469	—	—	26,469
U.S. government Treasury bills	170,366	17	(1)	170,382
Total marketable securities	$205,382	$21	$(1)	$205,402

	As of March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Corporate debt	$5,501	$—	$(1)	$5,500
Commercial paper	16,988	—	—	16,988
U.S. government Treasury bills	100,217	24	—	100,241
Total marketable securities	$122,706	$24	$(1)	$122,729

The gross realized gains and gross realized losses related to the Company’s marketable securities were not material for the three months ended March 31, 2020 and 2021.

The following table presents the cost basis and fair value of available-for-sale marketable securities by contractual maturity date as of December 31, 2020 and March 31, 2021:

	December 31, 2020		March 31, 2021
	Amortized Cost	Estimated Fair Market Value	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$205,382	$205,402	$122,706	$122,729

Investments in an unrealized loss position consisted of the following as of December 31, 2020 and March 31, 2021:

	December 31, 2020		March 31, 2021
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt	$—	$—	$5,500	$(1)
U.S. government Treasury bills	20,201	(1)	—	—
Total investments in an unrealized loss position	$20,201	$(1)	$5,500	$(1)

As of December 31, 2020 and March 31, 2021, no investments were in a continuous unrealized loss position for more than 12 months. The Company does not intend to sell any of these investments and it is not more likely than not that the Company would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity.

6.       CONSOLIDATED BALANCE SHEET COMPONENTS

Property, Equipment and Software—Property, equipment and software as of December 31, 2020 and March 31, 2021, consisted of the following:

	Estimated Useful Lives	December 31, 2020	March 31, 2021
Internal-use software	2 years	$21,582	$26,020
Computer equipment and software	2 years	2,928	3,264
Leasehold improvements	Shorter of useful life and remaining lease term	7,057	7,071
Furniture and fixtures	5 years	2,973	3,051
Total property, equipment and software		34,540	39,406
Less accumulated depreciation and amortization		(15,896)	(18,326)
Property, equipment and software—net		$18,644	$21,080

Depreciation and amortization expense related to property, equipment and software for the three months ended March 31, 2020 and 2021, was $1,627 and $2,504, respectively, which included amortization expense of internal-use software of $1,156 and $1,830 respectively, that is recorded within cost of revenue in the condensed consolidated statement of operations.

Intangible Assets—Intangible assets, net as of December 31, 2020 and March 31, 2021 consisted of the following:

		December 31, 2020			March 31, 2021
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Assembled workforce	3 years	$181	$(83)	$98	$181	$(98)	$83
Developed technology	6 years	8,446	(1,930)	6,516	8,446	(2,277)	6,169
Content assets	5 years	3,956	—	3,956	4,126	(65)	4,061
Intangible assets		$12,583	$(2,013)	$10,570	$12,753	$(2,440)	$10,313

During the three months ended March 31, 2021, the Company added $170 of content assets. Intangible assets amortization expense was $366 and $427 for the three months ended March 31, 2020 and 2021, respectively. As of March 31, 2021, the remaining amortization period was 1.4 years for assembled workforce, 4.4 years for developed technology and 4.9 years for content assets. Amortization of assembled workforce is included in research and development expenses, and amortization of developed technology and content assets is included in cost of revenue in the condensed consolidated statements of operations.

As of March 31, 2021, future expected amortization expense for intangible assets was as follows:

Years Ending December 31
Remainder of 2021	$1,722
2022	2,270
2023	2,232
2024	2,237
2025	1,711
2026	141
Total	$10,313

7.       INCOME TAXES

The provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company records a cumulative adjustment.

The income tax expense for the three months ended March 31, 2020 and 2021 resulted in an effective tax rate of (0.63)% and (2.05)%, respectively. The difference between the effective tax rate and the U.S. federal statutory rate is primarily due to foreign operations, excess tax benefits related to stock-based compensation, and a valuation allowance established on the Company's federal and state net deferred tax assets. Due to tax losses and offsetting valuation allowance, the Company did not record a provision for U.S. income taxes in either period.

As of March 31, 2021, the Company has provided a valuation allowance against certain federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.

The Company is subject to taxation in the U.S. and various foreign jurisdictions. The tax years from inception in 2011 through March 31, 2020 remain subject to examination by U.S. and California taxing authorities, as well as taxing authorities in various other state and foreign jurisdictions. The Company is not under examination in any jurisdiction.

8.       REDEEMABLE CONVERTIBLE PREFERRED STOCK

Redeemable Convertible Preferred Stock— As of December 31, 2020 and March 31, 2021, redeemable convertible preferred stock consisted of the following:

		December 31, 2020 and March 31, 2021
Shares Series	Issue Date	Authorized	Outstanding	Issue Price	Carrying Value	Liquidation Amount
A	December 2011 and June 2012	23,023,168	23,023,168	$0.9628	$22,127	$22,167
B	June 2013, July 2013, and October 2013	12,849,539	12,849,539	4.9029	62,901	63,000
C	August 2015 and September 2015	12,091,062	12,091,062	5.0935	61,351	61,586
D	April 2017, June 2017, September 2017, and October 2017	10,900,409	10,900,409	7.50	81,482	81,753
E	April 2019 and July 2019	9,166,666	8,794,164	12.00	104,820	105,530
F	July 2020	8,389,961	7,647,058	17.00	129,612	130,000
		76,420,805	75,305,400		$462,293	$464,036

Upon the closing of the Company’s IPO, all outstanding shares of its redeemable convertible preferred stock automatically converted into 75,305,400 shares of Common Stock on a one-to one basis (Note 16).

9.     STOCKHOLDERS’ DEFICIT

Stock Incentive Plans—In 2013, the Company adopted the Coursera, Inc. Stock Incentive Plan (“Stock Incentive Plan”) and in 2014, adopted the Coursera, Inc. 2014 Executive Stock Incentive Plan (together, the “Predecessor Plans”), pursuant to which the Company has granted a combination of incentive and nonstatutory stock options and restricted stock units (“RSU”s).

Under the Predecessor Plans, 65,547,319 shares were available for grant as stock-based awards to employees, directors, and service providers as of December 31, 2020. As of March 31, 2021, and in connection with the effectiveness of the 2021 Plan as defined below, shares previously reserved for issuance under the Predecessor Plans (to the extent not subject to outstanding equity awards prior to the date the IPO was declared effective) were no longer available for future issuance under the Predecessor Plan; however, the Predecessor Plans continue to govern the terms and conditions of the outstanding awards granted pursuant to the Predecessor Plans. Under the Predecessor Plans, 8,098,484 shares and zero shares of the Company’s common stock were reserved for future grants as of December 31, 2020 and March 31, 2021, respectively. During the three months ended March 31, 2020 and 2021, shares reserved for issuance did not increase under the Predecessor Plans.

The Company adopted the 2021 Stock Incentive Plan (the "2021 Plan") and 2021 Employee Stock Purchase Plan (the "ESPP") in February 2021, which became effective on March 30, 2021 when the registration statement for the IPO was declared effective (collectively the 2021 Plan, the ESPP and the Predecessor Plans are referred to as the "Plans"). The 2021 Plan provides for the granting of incentive and nonstatutory stock options, RSUs and other equity awards.

As of March 31, 2021, 15,400,000 shares of the Company's common stock, plus certain automatic annual increases in the number of shares of the Company's common stock reserved for future issuance under the 2021 Plan, and any shares subject to outstanding awards under the Predecessor Plans after the effective date of the 2021 Plan that are subsequently (i) forfeited or terminated, (ii) not issued because such award is settled in cash, or (iii) withheld or reacquired to satisfy the applicable exercise, strike, or purchase price, or a tax withholding obligation, were reserved for future issuance under the 2021 Plan. As of March 31, 2021, 2,800,000 shares of the Company's common stock, plus certain automatic annual increases in the number of shares of the Company's common stock, were reserved for issuance under the ESPP.

Stock Options—The Company may grant options at prices not less than the fair market value at the date of grant. These options generally expire 10 years from the date of grant. Incentive stock options and nonstatutory options generally vest ratably over a four-year service period.

Stock option activity under the Plans for the three months ended March 31, 2021 was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance—December 31, 2020	32,458,408	$4.60	7.75	$625,058
Granted	—	—
Exercised	(2,891,926)	2.96
Canceled	(257,757)	5.91
Balance—March 31, 2021	29,308,725	$4.75	7.55	$1,179,580
Options vested	13,962,319	$2.97	6.46	$586,846

Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock as determined by the Board of Directors. The aggregate intrinsic value of options exercised was $102,025 for the three months ended March 31, 2021.

RSUs—During the year ended December 31, 2020, the Company began granting RSUs to its employees and directors with service-based and performance-based vesting conditions, both of which must be satisfied in order for RSUs to vest. The service-based vesting condition for these awards is typically satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter. The performance-based vesting condition is satisfied on the earlier of (i) a change in control event or (ii) the first sale of the Company’s common stock pursuant to an initial public offering. Both events are not deemed probable until consummated. As the first sale of the Company’s common stock pursuant to its IPO took place on April 5, 2021, all stock-based compensation expense related to RSUs remained unrecognized as of March 31, 2021.

RSU activity during the three months ended March 31, 2021 was as follows:

	Three Months Ended March 31, 2021
	Number of Shares	Weighted- Average Grant Fair Value	Aggregate Intrinsic Value
Unvested balance—December 31, 2020	3,276,600	$17.92	$19,454
Granted	2,904,871	34.82
Forfeited	(30,200)	27.02
Unvested balance—March 31, 2021	6,151,271	$25.86	$276,807

Stock-Based Compensation Expense—The Company estimates the fair value of stock-based compensation utilizing the Black-Scholes option-pricing model, which is dependent upon several variables, such as the expected option term, expected volatility of the Company’s stock price over the expected term, expected risk-free interest rate over the expected option term, and expected dividend yield rate over the expected option term. These amounts are estimates and, thus, may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. The Company recognizes compensation on a straight-line basis over the requisite vesting period for each award.

Stock-based compensation expense for the three months ended March 31, 2020 and 2021 is classified in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2020	2021
Cost of revenue	$110	$107
Research and development	1,277	2,028
Sales and marketing	709	1,347
General and administrative	918	1,802
Total	$3,014	$5,284

The Company capitalized $156 and $526 of stock-based compensation related to its internal-use software during the three months ended March 31, 2020 and 2021, respectively.

As of March 31, 2021, there was a total of $58,732 unrecognized employee compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.55 years. In addition, as of March 31, 2021, total unrecognized compensation cost related to unvested RSUs was $159,877, which is expected to be recognized over a weighted-average period of approximately 2.48 years if the first sale of the Company’s common stock pursuant to an initial public offering had occurred on March 31, 2021 using an accelerated attribution method.

 Common Stock Reserved for Issuance—The Company’s common stock reserved for future issuance as of December 31, 2020 and March 31, 2021 was as follows:

	December 31, 2020	March 31, 2021
Conversion of convertible preferred stock	75,305,400	75,305,400
Stock options outstanding	32,458,408	29,308,725
RSUs outstanding	3,276,600	6,151,271
Shares available for future grants	8,098,484	18,213,838
Total shares of common stock reserved	119,138,892	128,979,234

10.     NET LOSS PER SHARE

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2020 and 2021:

	Three Months Ended March 31,
	2020	2021
Numerator:
Net loss attributable to common stockholders	$(14,314)	$(18,663)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	35,666,172	41,218,355
Net loss per share attributable to common stockholders—basic and diluted	$(0.40)	$(0.45)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the three months ended March 31, 2020 and 2021 because the impact of including them would have been anti-dilutive:

	Three Months Ended March 31,
	2020	2021
Redeemable convertible preferred stock	67,658,342	75,305,400
Common stock options	30,127,268	29,308,725
Restricted stock units	—	6,151,271
Common stock warrants	571,250	—
Shares subject to repurchase	71,251	39,584
Total	98,428,111	110,804,980

11.     LEASES

The Company has entered into various non-cancelable office space operating leases with lease periods expiring through November 2024. These leases do not contain residual value guarantees, covenants, or other restrictions.

12.     COMMITMENTS AND CONTINGENCIES

Purchase Obligations—Purchase obligations relate mainly to a third-party cloud infrastructure agreement and subscription arrangements used to facilitate the Company’s operations as well as an advertising services agreement. As of March 31, 2021, the Company had approximately $58,172 of future minimum payments under the Company’s non-cancelable purchase obligations which was expected to be paid through 2026.

Litigation—The Company continually evaluates uncertainties associated with litigation and records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and (ii) the loss or range of loss can be reasonably estimated. If the Company determines that a loss is possible and a range of the loss can be reasonably estimated, the Company discloses the range of the possible loss in the notes to the condensed consolidated financial statements. The Company evaluates, on a quarterly basis, developments in its legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related ranges of possible losses disclosed, and makes adjustments and changes to our disclosures as appropriate. Significant judgment is required to determine both likelihood of there being and the estimated amount of a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss, and such amounts could be material. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), the Company has determined it does not have material exposure on an aggregate basis at this time.

Indemnifications—In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provides for general indemnification. The Company’s exposure under these agreements is unknown because it involves future claims that may be made against the Company but have not yet been made. To date, the Company has not paid any material claims or has been required to defend any actions related to its indemnification obligations; however, the Company may record charges in the future as a result of these indemnification obligations. In addition, the Company has indemnification agreements with certain of its directors, executive officers, and other employees that require it, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service with the Company. The terms of such obligations may vary.

13.     401(k) PLAN

The Company has a 401(k) savings plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer-matching contribution. The Company made no matching contributions to the 401(k) Plan for the three months ended March 31, 2020 and 2021.

14.     RELATED-PARTY TRANSACTION

During the year ended December 31, 2017, the Company entered into a content sourcing agreement with a related party in the normal course of business. Content fees earned by the related party during the three months ended March 31, 2020 and 2021 were $1,350 and $1,679, respectively. As of December 31, 2020 and March 31, 2021, outstanding educator partner payables related to this content sourcing agreement were $4,821 and $1,679, respectively.

15.     SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s Chief Executive Officer is its CODM. For the purposes of allocating resources and assessing performance, the CODM examines three segments which are the Company’s three revenue sources: Consumer, Enterprise, and Degrees. This is also consistent with how the Company disaggregates revenue.

Financial information for each reportable segment was as follows:

	Three Months Ended March 31,
Revenue	2020	2021
Consumer	$32,230	$51,908
Enterprise	15,026	24,493
Degrees	6,591	11,961
Total revenue	$53,847	$88,362
Segment gross profit
Consumer	$17,564	$29,655
Enterprise	10,586	16,581
Degrees	6,591	11,961
Total segment gross profit	$34,741	$58,197
Reconciliation of segment gross profit to gross profit
Platform and support costs	4,228	6,312
Stock-based compensation	110	107
Amortization of internal use software	1,156	1,830
Amortization of intangibles	351	412
Total reconciling items	5,845	8,661
Gross profit	$28,896	$49,536

Geographic Information:

Revenue: The following table summarizes the revenue by region based on the billing address of the Company’s customers:

	Three Months Ended March 31,
	2020	2021
United States	$26,969	$45,446
Europe, Middle East, and Africa	15,617	24,580
Asia Pacific	7,188	10,889
Other	4,073	7,447
Total	$53,847	$88,362

No single country other than the United States represented 10% or more of the Company’s total revenue during the three months ended March 31, 2020 and 2021.

Long-lived assets: The following table presents the Company’s long-lived assets, consisting of property, equipment and software, net of depreciation and amortization, and operating lease right-of-use assets, by geographic region:

	As of December 31, 2020	As of March 31, 2021
United States	$39,202	$40,349
Rest of World	1,064	1,007
Total	$40,266	$41,356

16.      SUBSEQUENT EVENTS

Initial Public Offering

On April 5, 2021, the Company completed its initial public offering of common stock, in which it sold 14,664,776 shares. The shares were sold at a price to the public of $33.00 per share for net proceeds of $452,482, after deducting underwriting discounts and commissions of $31,456. Additionally, offering costs incurred by the Company were expected to total approximately $6,243. Upon the closing of the Company’s IPO, all outstanding shares of its redeemable convertible preferred stock automatically converted into 75,305,400 shares of common stock on a one-for-one basis. On April 19, 2021, the underwriters exercised in full the right to purchase 2,359,500 additional shares of common stock from the Company, resulting in additional net proceeds of $72,802 after deducting underwriting discounts of $5,061.

In connection with the IPO, the Company amended and restated its Certificate of Incorporation to change the authorized capital stock to 300,000,000 shares of common stock, and 10,000,000 shares of preferred stock, all with a par value of $0.00001 per share. The condensed consolidated financial statements as of March 31, 2021, including share and per share amounts, do not give effect to the IPO and related conversion of the redeemable convertible preferred stock as the IPO and such conversion were completed subsequent to March 31, 2021.

* * * * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included in Item 1 of Part I of this report, and together with our audited consolidated financial statements and the related notes included in the final prospectus for our initial public offering filed with the Securities and Exchange Commission, pursuant to Rule 424(b)(4) on March 31, 2021. Historic results are not necessarily indicative of future results.

This report contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this report other than statements of historical fact, including statements identified by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, are forward‑looking statements. Forward‑looking statements include, but are not limited to, statements about:

•
trends in the higher education market and the market for online education, and expectations for growth in those markets;
•
the acceptance, adoption, and growth of online learning and credentialing by businesses, governments, educational institutions, faculty, learners, employers, accreditors, and state and federal licensing bodies;
•
the demand for, and market acceptance of, our platform;
•
the potential benefits of our solutions to partners and learners;
•
anticipated launch dates of new partner programs;
•
our business model;
•
our future financial performance, including our expectations regarding our revenue and expenses, and our ability to achieve and maintain future profitability;
•
our ability to expand the content and credentialing programs available on our platform and our ability to develop new platform features;
•
our ability to manage or sustain our growth and to effectively expand our customer base and operations, including internationally;
•
our ability to acquire new partners and expand program offerings with existing partners;
•
our ability to acquire prospective learners and to affect or increase learner enrollment and retention;
•
our growth strategies, plans, objectives, and goals;
•
our ability to compete and the future competitive landscape;
•
our ability to attract and retain key employees;
•
the scalability of our platform and operations;
•
our ability to develop and protect our brand;
•
the increased expenses associated with being a public company;
•
the size of our addressable markets, market share, and market trends;
•
the affordability and convenience of our platform;
•
the effect of COVID-19 on our business and operations, including the demand for online learning following the COVID-19 pandemic;
•
our ability to obtain, maintain, protect, and enforce our intellectual property and proprietary rights and successfully defend against claims of infringement, misappropriation, or other violations of third-party intellectual property;
•
the availability of capital to grow our business;
•
our ability to successfully defend any future litigation brought against us;
•
our ability to implement, maintain, and improve effective internal controls;

•
potential changes in laws and regulations applicable to us or our partners and our partners’ ability to comply therewith; and
•
the amount of time for which we expect our cash balances and other available financial resources to be sufficient to fund our operations.

In addition, any statements contained herein that are not statements of historical facts are deemed to be forward-looking statements.  Forward‑looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expected or referenced in these forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed in Part II, Item 1A Risk Factors of this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We qualify all of the forward-looking statements in this report by these cautionary statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

Overview

Coursera is one of the largest online learning destinations in the world, connecting an ecosystem of learners, educators, and institutions with a platform of high-quality content and credentials, data, and technology.

As shifts to the digital economy are increasing the need for new skills, Coursera’s online learning offerings can meet this global demand and provide access to world-class learning to learners and institutions worldwide. We partner with over 200 leading global university and industry partners to create and distribute content that is modular, stackable, flexible, and affordable. As of March 31, 2021, approximately 82 million learners are registered on our platform to engage with a wide range of offerings from Guided Projects to bachelor’s and master’s degree programs.

Coursera is a platform that enables a global ecosystem of educators, learners, and institutions. Coursera serves learners in their homes, through their employers, through their colleges and universities, and through government-sponsored programs. We provide a broad range of learning offerings: Guided Projects, courses, Specializations, certificates, and degrees. Our go-to-market strategy centers on efficiently attracting learners to our platform and connecting them to content and degree programs tailored to them, after which our data-driven learner experience identifies potential Enterprise prospects, complemented by our direct sales team which finds and engages with potential business, academic, and government customers.

For the three months ended March 31, 2020 and 2021, we generated a net loss of $14.3 million and $18.7 million, respectively, which included $3.0 million and $5.3 million, respectively, of stock-based compensation expense, and a net loss margin as a percentage of revenue for the three months ended March 31, 2020 and 2021 of (27)% and (21)%, respectively. Our Adjusted EBITDA and Adjusted EBITDA Margin as a percentage of revenue were $(9.9) million and (18)%, and $(10.1) million and (11)%, for the three months ended March 31, 2020 and 2021, respectively. See “Non-GAAP Financial Measures” for more information and for a reconciliation of net loss and net loss margin, the most directly comparable GAAP financial measures, to Adjusted EBITDA and Adjusted EBITDA Margin.

Initial Public Offering

On April 5, 2021, we completed our initial public offering ("IPO") of common stock, in which we sold 14,664,776 shares. The shares were sold at a price to the public of $33.00 per share for net proceeds of $452.5 million after deducting underwriting discounts and commissions of $31.5 million. Additionally, offering costs incurred by us were expected to total approximately $6.2 million. Upon the closing of our IPO, all outstanding shares of our redeemable convertible preferred stock automatically converted into 75,305,400 shares of common stock on a one-for-one basis.

On April 19, 2021, the underwriters exercised in full the right to purchase 2,359,500 additional shares of common stock from us, resulting in additional net proceeds of $72.8 million after deducting underwriting discounts of $5.1 million.

Factors Affecting Our Performance

We believe that the growth of our business and our future success are dependent upon many factors. While each of these factors presents significant opportunities for us, these factors also pose challenges that we must successfully address in order to sustain the growth of our business and enhance our results of operations.

Ability to attract and engage new learners, Enterprise customers, and Degrees students

In order to grow our business, we must attract new learners, Enterprise customers and Degrees students efficiently and increase engagement on our platform over time. Our Consumer learners are the most important source of our overall learner base, as they contribute to our Enterprise and Degrees revenue.

Ability to source in-demand content from our educator partners

We believe that learners and enterprises are attracted to Coursera largely because of the high quality and wide selection of content our educator partners offer, and that continuing to source in-demand content and credentials from our educator partners—from courses to Degrees—will be an important factor in attracting free and paid customers and increasing our revenue over time.

We believe that our reach, scale, and reputation provide an attractive value proposition for leading institutions to partner with Coursera to develop and distribute content and credentials. To be the platform of choice for educator partners, we continue to invest in increasing the size and engagement of our learner base, improving recommendation and personalization features, developing marketing capabilities that drive higher conversion into paid offerings, and improving the analytics tools available for learners, educators, and institutions.

Impact of mix shift over time

Our mix of business amongst our Consumer, Enterprise, and Degrees channels is shifting, and this shift will affect our financial performance. We incur content costs in the form of a fee paid to our university and industry partners, determined as a percentage of total revenue generated from their content. We incur no content costs for our Degrees offerings since our university partners pay us a percentage of learner tuition. If either our Degrees or Enterprise revenue grow faster than our Consumer revenue, which we presently expect, our overall margins will benefit from this shift in revenue mix.

Ability to convert free learners to paid learners

New learners to our platform typically begin to engage with our free courses, which serve as a funnel to grow our total learner base and drive referrals to our other offerings, including our paid offerings. Through both our on-platform and off-platform marketing efforts, we engage our free learners by highlighting key features that encourage conversion to our paid offerings. These efforts include campaigns targeting existing learners, personalized recommendations, and performance marketing across leading social media platforms.

Ability to expand our international footprint

We see a significant opportunity to expand our offerings into other regions, particularly in regions with large underserved adult learning populations. We have invested, and plan to continue to invest, in personnel and marketing efforts to support our international growth and expand our international operations as part of our strategy to grow our customer and learner base, particularly among our Enterprise customers.

Ability to retain and expand our Enterprise customer relationships

Our efforts to grow our Enterprise business are focused primarily on business, academic and government customers. We believe a significant opportunity exists for us to expand our existing customers’ use of our platform by identifying new use cases in additional departments and divisions and increasing the size of deployments. Our business and results of operations will depend in part on our ability to retain and expand usage of our platform within our existing customer base.

Our investment in growth

We are actively investing in our business. In order to support our future growth and expanding set of offerings, we expect this investment to continue. We anticipate that our operating expenses will increase as we continue to build our sales and marketing efforts, expand our employee base, and invest in our technology development. The investments we make in our platform are designed to grow our revenue opportunity and to improve our operating results in the long term.

Impact of COVID-19

In December 2019, an outbreak of the COVID-19 virus was first identified and began to spread across the globe. In March 2020, the World Health Organization declared COVID-19 a pandemic, impacting many countries around the world. Governments have instituted lockdown or other similar measures to slow infection rates. Many organizations have resorted to mandating employees to work from home, and schools, colleges, and universities globally have also closed as a result of the COVID-19 pandemic. While the impact of the ongoing COVID-19 pandemic is severe, widespread, and continues to evolve, it has accelerated the need for online-delivered education. Both individuals and institutions have relied and are continuing to rely on online learning to navigate change and disruption. As a result, our revenue significantly increased due primarily to an increase in the number of enrollments during the COVID-19 pandemic. Likewise, we have experienced a significant increase in our operating costs associated with our services, primarily driven by our freemium offerings and marketing efforts. As the pandemic made remote work and online learning more widespread, it is uncertain what impact the tapering of the COVID-19 pandemic could have on our operating results. Once COVID-19 wanes, our growth rates may increase or decrease. The full extent of the impact of the pandemic and its aftermath on our operations, key metrics, and financial performance depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, its impact on capital and financial markets, and any new information that may emerge concerning the severity of the COVID-19 virus.

Components of Results of Operations

Revenue

We derive revenue from contracts with customers for access to the learning content hosted on our platform and related services. We derive our revenue from three sources: Consumer, Enterprise, and Degrees.

Consumer and Enterprise revenue both consist primarily of subscriptions with terms varying from 30 days for certain Consumer subscriptions to one to three years for Enterprise license subscription contracts. Consumer subscriptions are paid in advance, generally after a 7-day free trial period. Enterprise subscriptions are generally invoiced in quarterly or annual installments. Access to our platform represents a series of distinct services, as we continually provide access to, and fulfill our obligation to, the customer over the contract term. As a result, revenue is recognized ratably over the contract term.

We are the principal with respect to revenue generated from sales to Consumer and Enterprise customers as we control the performance obligation and are the primary obligor with respect to delivering access to content.

Degrees revenue is generated from contracts with university partners for the delivery of online bachelor’s and master’s degrees awarded by the university. We earn a Degrees service fee that is determined as a percentage of the total tuition collected from Degrees students, net of refunds, by the university partner. We have a stand ready obligation to perform degree services continually throughout the period that the degree content is hosted on our platform. Degrees revenue is received and paid by the university partner for each university term. As a result, revenue generated from each term is recognized ratably from the start of a term through the start of the following term.

There is no direct contractual arrangement between Coursera and Degrees students, who contract directly with the university partners. University partners typically have additional performance obligations to the Degrees students in the form of real-time teaching, financial aid, and academic or career counseling. For these reasons, we have determined that the university partners control the delivery of degrees hosted on our platform. As a result, we recognize Degrees revenue as the service fee we receive from the university partner.

Cost of Revenue

Cost of revenue consists of content costs in the form of fees paid to educator partners and expenses associated with the operation of our platform. These expenses include the cost of servicing both paid learner and educator partner support requests, hosting and bandwidth costs, amortization of acquired technology, internal-use software and content assets, customer payment processing fees, and allocated depreciation and facilities costs.

Content costs only apply to Consumer and Enterprise offerings; there is no content cost attributable to our Degrees offering. Content costs as a percentage of revenue are lower for our Enterprise offerings, due to a lower effective percentage payable to educator partners compared with sales to Consumer customers. We expect Enterprise and Degrees to become a larger portion of the overall business, and as our mix changes the content cost will decrease as a percentage of total revenue.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of our operating expenses and consist of salaries, benefits, bonuses, stock-based compensation, commissions, and payroll taxes. Our operating expenses also include allocated costs of facilities, information technology, depreciation, and amortization. Although our operating expenses may fluctuate from period to period, we currently expect our operating expenses to increase in absolute dollars over time.

Research and development. Our research and development expenses consist primarily of personnel and personnel-related costs, including stock-based compensation and costs related to the ongoing management, maintenance, and expansion of content, features, and services offered on our platform. We believe that continued investment in our platform is important to our future growth and to maintain and attract partners and learners to our platform. As a result, we expect research and development expenses to increase in absolute dollars. In addition, we expect research and development expenses as a percentage of revenue to vary from period to period but generally decrease over the long term.

Sales and marketing. Our sales and marketing expenses consist primarily of personnel and personnel-related costs, including stock-based compensation and costs related to learner and partner acquisition, support efforts, and brand marketing. Sales and marketing expenses also consist of hosting and bandwidth costs and learner support costs related to the provisioning of services to free learners. We expect sales and marketing expenses to increase in absolute dollars as our business grows. In addition, we expect sales and marketing expenses as a percentage of revenue to vary from period to period but generally decrease over the long term.

General and administrative. Our general and administrative expenses consist primarily of personnel and personnel-related costs, including stock-based compensation and costs related to our legal, finance, and human resources departments, as well as indirect taxes, professional fees, and other corporate expenses.

We expect to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance, and professional services. We expect general and administrative expenses to increase in absolute dollars as our business grows. In addition, we expect general and administrative expenses as a percentage of revenue to vary from period to period but generally decrease over the long term.

Interest Income

Interest income consists primarily of interest income earned on our cash, cash equivalents, and marketable securities. It also includes amortization of premiums and accretion of discounts related to our marketable securities. Interest income varies each reporting period based on our average balance of cash, cash equivalents, and marketable securities during the period and market interest rates.

Other Expense, Net

Other expense, net consists primarily of foreign exchange losses.

Income Tax Expense

Our income tax provision consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. We have a full valuation allowance against our U.S. federal and state deferred tax assets as the realization of the full amount of these deferred tax assets is uncertain, including net operating loss carryforwards and tax credits related primarily to research and development. We expect to maintain this full valuation allowance until it becomes more likely than not that the deferred tax assets will be realized.

Results of Operations

The following table summarizes our results of operations for the periods presented. The results below are not necessarily indicative of results to be expected for future periods.

	Three Months Ended March 31,
	2020	2021
	(in thousands)
Revenue	$53,847	$88,362
Cost of revenue(1)	24,951	38,826
Gross profit	28,896	49,536
Operating expenses:
Research and development(1)	15,783	22,140
Sales and marketing(1)	20,696	32,613
General and administrative(1)	7,086	13,144
Total operating expenses	43,565	67,897
Loss from operations	(14,669)	(18,361)
Other expense:
Interest income	696	80
Other expense, net	(252)	(7)
Loss before income taxes	(14,225)	(18,288)
Income tax expense	89	375
Net loss	$(14,314)	$(18,663)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2020	2021
	(in thousands)
Cost of revenue	$110	$107
Research and development	1,277	2,028
Sales and marketing	709	1,347
General and administrative	918	1,802
Total stock-based compensation expense	$3,014	$5,284

The following table summarizes our results of operations as a percentage of revenue for each of the periods indicated:

	Three Months Ended March 31,
	2020	2021
Revenue	100%	100%
Cost of revenue	46	44
Gross profit	54	56
Operating expenses:
Research and development	30	25
Sales and marketing	38	37
General and administrative	13	15
Total operating expenses	81	77
Loss from operations	(27)	(21)
Other expense:
Interest income	1	—
Other expense, net	(1)	—
Loss before income taxes	(27)	(21)
Income tax expense	—	—
Net loss	(27)%	(21)%

Comparison of the Three Months Ended March 31, 2020 and 2021

Revenue

	Three Months Ended March 31,		Change
	2020	2021	$	%
	(dollars in thousands)
Revenue:
Consumer	$32,230	$51,908	$19,678	61%
Enterprise	15,026	24,493	9,467	63%
Degrees	6,591	11,961	5,370	81%
Total revenue	$53,847	$88,362	$34,515	64%

Revenue for the three months ended March 31, 2020 was $53.8 million, compared to $88.4 million for the three months ended March 31, 2021. Revenue increased by $34.5 million, or 64% compared to the three months ended March 31, 2020. For the three months ended March 31, 2020, Consumer, Enterprise, and Degrees revenue were $32.2 million, $15.0 million, and $6.6 million, or approximately 60%, 28%, and 12% of total revenue, respectively, compared to $51.9 million, $24.5 million, and $12.0 million, or approximately 59%, 28%, and 13% of total revenue, respectively, for the three months ended March 31, 2021. The increase in revenue was primarily driven by a 56% increase in registered learners, which resulted in an increase in paying Consumer customers, the addition of 219 Paid Enterprise Customers, and an increase in the number of Degrees students. These trends accelerated in 2020 in part due to the effects of the COVID-19 pandemic and its continued impact into 2021.

For the three months ended March 31, 2021, total Consumer revenue increased by $19.7 million, or 61%, compared to the three months ended March 31, 2020. The new learners that registered after March 31, 2020 added $25.7 million in revenue to the total revenue of $51.9 million for the three months ended March 31, 2021. The remaining Consumer revenue in the first quarter of 2021, $26.2 million, is attributable to learners that were registered in our platform as of March 31, 2020, thus retaining 81% of the revenue from those registered learners.

For the three months ended March 31, 2021, total Enterprise revenue increased by $9.5 million, or 63%, compared to the three months ended March 31, 2020. Approximately $8.3 million of the increase in revenue was attributable to new customers, and the remaining increase of $1.1 million was attributable to growth from existing customers.

For the three months ended March 31, 2021, total Degrees revenue increased by $5.4 million, or 81%, compared to the three months ended March 31, 2020. The increase in the number of Degrees students added $4.9 million in revenue; this was augmented by $0.5 million attributable to an increase in revenue per student per quarter.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
	2020	2021	$	%
	(dollars in thousands)
Cost of revenue	$24,951	$38,826	$13,875	56%
Gross profit	$28,896	$49,536	$20,640	71%
Gross margin	54%	56%

Cost of revenue for the three months ended March 31, 2020 was $25.0 million, compared to $38.8 million for the three months ended March 31, 2021. The increase in revenue resulted in an increase of $11.1 million in costs related to partner fees. Content costs for the Consumer and Enterprise segments were $14.7 million and $4.4 million for the three months ended March 31, 2020, respectively, compared to $22.3 million and $7.9 million for the three months ended March 31, 2021, respectively. Content costs as a percentage of revenue for Consumer and Enterprise segments were 46% and 30% for the three months ended March 31, 2020, respectively, compared to 43% and 32% for the three months ended March 31, 2021, respectively. We experienced a significant increase in usage by paid learners on our platform which resulted in a $2.1 million increase from credit card processing, hosting costs, and support services. Additionally, there was an increase of $0.7 million in amortization expense of internal-use software.

Gross margin was 54% for the three months ended March 31, 2020, compared to 56% for the three months ended March 31, 2021. The increase in gross margin was due to a shift in mix of revenue toward Enterprise and Degrees and a lower revenue content cost rate for our Consumer segment revenue.

Operating Expenses

	Three Months Ended March 31,		Change
	2020	2021	$	%
	(dollars in thousands)
Operating expenses:
Research and development	$15,783	$22,140	$6,357	40%
Sales and marketing	20,696	32,613	11,917	58%
General and administrative	7,086	13,144	6,058	85%
Total operating expenses	$43,565	$67,897	$24,332	56%

Research and development expenses for the three months ended March 31, 2020 were $15.8 million, compared to $22.1 million for the three months ended March 31, 2021. The increase was primarily due to higher personnel-related expenses of $4.5 million, mainly driven by additional headcount. Other research and development expenses including consulting fees, recruiting fees, and software subscription fees, increased by $1.9 million.

Sales and marketing expenses for the three months ended March 31, 2020 were $20.7 million, compared to $32.6 million for the three months ended March 31, 2021. The increase in sales and marketing expenses was primarily due to higher personnel-related expenses of $7.3 million, mainly driven by both additional headcount in our sales force to support increased demand for our platform and an increase in commissions resulting from our increase in revenue. Other sales and marketing program expenses, which include advertising costs, freemium costs and contractors fees, increased by $4.2 million. The remaining increase of $0.5 million includes increases in facilities allocation and software subscription costs offset by a decrease in travel and entertainment.

General and administrative expenses for the three months ended March 31, 2020 were $7.1 million, compared to $13.1 million for the three months ended March 31, 2021. The increase in general and administrative expenses was primarily due to an increase of $2.6 million in personnel-related expenses, mainly driven by additional headcount, $1.8 million in consulting and professional services and $1.1 million related to indirect taxes. Other general and administrative expenses, including software subscription fees and depreciation and amortization increased by $0.5 million.

Other Income

	Three Months Ended March 31,		Change
	2020	2021	$	%
	(dollars in thousands)
Interest income	$696	$80	$(616)	(89)%
Other expense, net	(252)	(7)	245	(97)%
Total other income	$444	$73	$(371)	(84)%

Total other income for the three months ended March 31, 2020 was $0.4 million, compared to $0.1 million for the three months ended March 31, 2021. Total other income for the three months ended March 31, 2020 primarily reflected interest income earned on invested cash balances, offset by foreign exchange gains and losses. Total other income for the three months ended March 31, 2021 primarily reflected interest income earned on invested cash balances. Interest income was lower during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due to lower interest rates.

Income Tax Expense

	Three Months Ended March 31,		Change
	2020	2021	$	%
	(dollars in thousands)
Income tax expense	$89	$375	$286	321%

For the three months ended March 31, 2020, we recognized income tax expense of $0.1 million, compared to $0.4 million for the three months ended March 31, 2021. Income tax expense for the three months ended March 31, 2020 and March 31, 2021 was primarily due to foreign taxes.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from our redeemable convertible preferred stock issuances, as well as from cash generated from our business operations. As of March 31, 2021, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $280.8 million. Our investments consist of corporate debt, commercial paper securities, and U.S. government treasury bills. In April 2021, we received cash proceeds of $525.3 million from our IPO net of underwriting discounts and commissions but before deducting other offering expenses.

We believe that our existing cash and cash equivalents and marketable securities and our expected cash flows from operations will be sufficient to meet our cash needs for at least the next 12 months. Over the longer term, our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, the continuing market acceptance of our offerings, and any investments or acquisitions we may choose to pursue in the future. In the event that we need to borrow funds or issue additional equity, we cannot assure you that any such additional financing will be available on terms acceptable to us, if at all. In addition, any future borrowings may result in additional restrictions on our business and any issuance of additional equity would result in dilution to investors. If we are unable to raise additional capital when desired and on terms acceptable to us, our business, results of operations, and financial condition could be materially and adversely affected.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2020	2021
	(in thousands)
Net cash used in operating activities	$(7,536)	$(4,347)
Net cash provided by investing activities	55,064	78,038
Net cash provided by financing activities	421	4,503
Net increase in cash, cash equivalents, and restricted cash	$47,949	$78,194

Operating Activities

Cash used in operating activities mainly consists of our net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization as well as the effect of changes in operating assets and liabilities during each period.

Our main source of operating cash is payments received from our customers. Our primary use of cash from operating activities is for personnel-related expenses, partner fees, marketing and advertising expenses, indirect taxes, and third-party cloud infrastructure expenses.

For the three months ended March 31, 2020, net cash used in operating activities was $7.5 million, primarily consisting of our net loss of $14.3 million, adjusted for non-cash charges of $4.9 million, and net cash inflows of $1.9 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were an $9.4 million increase in deferred revenue, resulting primarily from our Consumer business growth, a $2.1 million increase in educator partners and other accounts payable, partially offset by a $7.1 million decrease in accrued and other liabilities resulting from payments of indirect taxes and payout of accrued compensation, and a $3.4 million increase in accounts receivable due to our business growth.

For the three months ended March 31, 2021, net cash used in operating activities was $4.3 million, primarily consisting of our net loss of $18.7 million, adjusted for non-cash charges of $8.5 million and net cash inflows of $5.8 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $8.1 million increase in deferred revenue, resulting primarily from our Consumer business growth, a $5.0 million decrease in accounts receivable due to timing of invoicing and cash receipts from Enterprise customers, partially offset by a $4.3 million decrease in accrued and other liabilities resulting primarily from payout of accrued compensation, and a $3.0 million decrease in educator partners and other accounts payable due to timing of vendor payments.

Cash used in operating activities decreased $3.2 million during the three months ended March 31, 2021, compared to the three months ended March 31, 2020,  primarily due to our business growth.

Investing Activities

For the three months ended March 31, 2020, net cash provided by investing activities was $55.1 million, primarily as a result of purchases of marketable securities, proceeds from maturities of marketable securities, capital expenditures of property and equipment, and capitalized internal-use software costs.

For the three months ended March 31, 2021, cash provided by investing activities was $78.0 million, primarily as a result of proceeds from maturities of marketable securities, capital expenditures of property and equipment, capitalized internal-use software costs, and purchases of content assets.

Financing Activities

For the three months ended March 31, 2020, net cash provided by financing activities was $0.4 million, primarily as a result of proceeds from issuance of common stock following employee stock option exercises.

For the three months ended March 31, 2021, net cash provided by financing activities was $4.5 million, primarily as a result of proceeds from issuance of common stock following employee stock option exercises, partially offset by payments of deferred offering costs related to our IPO.

Key Business Metrics and Non-GAAP Financial Measures

We monitor the key business metrics and non-GAAP financial measures set forth below to help us evaluate our business and growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. These key business metrics and non-GAAP financial measures are presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with GAAP, and may differ from similarly titled metrics or measures presented by other companies. A reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure is provided in “Non-GAAP Financial Measures" below.

Key Business Metrics

Registered Learners

We count the total number of registered learners at the end of each period. For purposes of determining our registered learner count, we treat each customer account that registers with a unique email as a registered learner and adjust for any spam, test accounts, and cancellations. Our registered learner count is not intended as a measure of active engagement. New registered learners are individuals that register in a particular period. We believe that the number of registered learners is an important indicator of the growth of our business and future revenue trends.

	Three Months Ended March 31,
	2020	2021
	(in millions, except percentages)
New Registered Learners	6.1	5.0
Total Registered Learners	52.4	81.5
Total Registered Learners YoY Growth		56%

Number of Degrees Students

We count the total number of Degrees students for each period. For purposes of determining our Degrees student count, we include all the students that are matriculated in a degree program and who are enrolled in one or more courses in such a degree program during the period. If a degree term spans across multiple quarters, the said student is counted as active in all quarters of the degree term. For purposes of determining our Degrees student count, we do not include students who are matriculated in the degree but are not enrolled in a course in that period. We believe that the number of Degrees students is an important indicator of the growth of our Degrees business and future Degrees Segment Revenue trends.

The Degrees student count is affected by the seasonality of the school class cycles, combined with the underlying growth interacting with those trends. The number of Degrees students fluctuates in part because the academic terms for each degree program often begins and/or ends within different calendar quarters, and the frequency with which each degree program is offered within a given year varies.

	Three Months Ended March 31,
	2020	2021
Number of Degrees Students	7,184	13,493
YoY Growth		88%

Paid Enterprise Customers

We count the total number of Paid Enterprise Customers that are active on our platform at the end of each period. For purposes of determining our customer count, we treat each customer account that has a corresponding contract as a unique customer, and a single organization with multiple divisions, segments, or subsidiaries may be counted as multiple customers. We define a “Paid Enterprise Customer” as a customer who purchases Coursera via our direct sales force. For purposes of determining our Paid Enterprise Customer count, we exclude our Enterprise customers who do not purchase Coursera via our direct sales force, which include organizations engaging on our platform through our Coursera for Teams offering or through our channel partners. For the three months ended on March 31, 2021, approximately 82% of our total Enterprise Segment Revenue was generated from our Paid Enterprise Customers. We believe that the number of Paid Enterprise Customers and our ability to increase this number is an important indicator of the growth of our Enterprise business and future Enterprise Segment Revenue trends.

	Three Months Ended March 31,
	2020	2021
Paid Enterprise Customers	260	479
YoY Growth		84%

Net Retention Rate for Paid Enterprise Customers

We disclose Net Retention Rate for Paid Enterprise Customers as a supplemental measure of our Enterprise revenue growth. We believe Net Retention Rate for Paid Enterprise Customers is an important metric that provides insight into the long-term value of our subscription agreements and our ability to retain and grow revenue from, our Paid Enterprise Customers.

We calculate annual recurring revenue (“ARR”) by annualizing each customer’s monthly recurring revenue (“MRR”) for the most recent month at period end. We calculate “Net Retention Rate” as of a period end by starting with the ARR from all Paid Enterprise Customers as of the twelve months prior to such period end, or Prior Period ARR. We then calculate the ARR from these same Paid Enterprise Customers as of the current period end, or Current Period ARR. Current Period ARR includes expansion within Paid Enterprise Customers and is net of contraction or attrition over the trailing twelve months but excludes revenue from new Paid Customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at our Net Retention Rate for Paid Enterprise Customers. Our Net Retention Rate for Paid Enterprise Customers increased from 108% as of March 31, 2020 to 113% as of March 31, 2021. Our Net Retention Rate for Paid Enterprise Customers is expected to fluctuate in future periods due to a number of factors, including the growth of our revenue base, the penetration within our Paid Enterprise Customer base, expansion of products and features, and our ability to retain our Paid Enterprise Customers.

Segment Revenue

Our revenue is generated from three sources: Consumer, Enterprise, and Degrees, each of which is an individual segment of our business. “Segment Revenue” represents the revenue recognized from each of these three sources.

	Three Months Ended March 31,
	2020	2021
	(in thousands, except percentages)
Consumer Revenue	$32,230	$51,908
YoY Growth		61%
Enterprise Revenue	$15,026	$24,493
YoY Growth		63%
Degrees Revenue	$6,591	$11,961
YoY Growth		81%
Total Revenue	$53,847	$88,362
YoY Growth		64%

Segment Gross Profit

We monitor Segment Gross Profit as a key metric to help us evaluate the financial performance of our individual segments. “Segment Gross Profit” is defined as Segment Revenue less content costs paid to educator partners; “Segment Gross Margin” is the quotient of Segment Gross Profit and Segment Revenue. Content costs only apply to the Consumer and Enterprise segments as there is no content cost attributable to the Degrees segment. Instead, in the Degrees segment, we earn a Degrees service fee based on a percentage of the total online student tuition collected by the university partner. Given that content costs are the largest individual cost of our revenue, and contractually vary as a percentage of revenue between our Consumer and Enterprise offerings, and the fact that no content costs are payable in our Degrees offering, shifts in mix between our three segments is expected to be a significant driver of our overall financial performance and profitability.

	Three Months Ended March 31,
	2020	2021
	(in thousands, except percentages)
Consumer Gross Profit	$17,564	$29,655
Segment Gross Margin %	54%	57%
Enterprise Gross Profit	$10,586	$16,581
Segment Gross Margin %	70%	68%
Degrees Gross Profit	$6,591	$11,961
Segment Gross Margin %	100%	100%

Consumer Segment Gross Margin increased from 54% in the three months ended March 31, 2020 to 57% in the three months ended March 31, 2021 due to a greater proportion of Consumer Revenue generated from sales of subscriptions with no associated content cost. Conversely, Enterprise Segment Gross Margin decreased from 70% to 68% when comparing the same periods due to a lower proportion of Enterprise Revenue generated from subscription licenses where learners enrolled in content with no associated content cost.

Non-GAAP Financial Measures

Non-GAAP Gross Profit and Non-GAAP Net Loss

We define non-GAAP gross profit and non-GAAP net loss as GAAP gross profit and GAAP net loss excluding the impact of stock-based compensation and payroll tax expense related to stock-based activities. We believe the presentation of operating results that exclude these non-cash items provides useful supplemental information to investors and facilitates the analysis of our operating results and comparison of operating results across reporting periods.

The following tables provide a reconciliation of GAAP gross profit and GAAP net loss, the most directly comparable GAAP financial measure, to non-GAAP gross profit and non-GAAP net loss (in thousands, except number of shares and per share amounts):

	Three Months Ended March 31, 2020
	GAAP	Stock-Based Compensation	Payroll tax expense related to stock-based activities	Non-GAAP
Revenue	$53,847	$—	$—	$53,847
Cost of revenue	24,951	(110)	—	24,841
Gross profit	28,896	110	—	29,006
Operating expenses:
Research and development	15,783	(1,277)	—	14,506
Sales and marketing	20,696	(709)	—	19,987
General and administrative	7,086	(918)	—	6,168
Total operating expenses	43,565	(2,904)	—	40,661
Loss from operations	(14,669)	3,014	—	(11,655)
Interest income	696	—	—	696
Other expense, net	(252)	—	—	(252)
Loss before income taxes	(14,225)	3,014	—	(11,211)
Income tax expense	89	—	—	89
Net loss	$(14,314)	$3,014	$—	$(11,300)
Net loss per share attributable to common stockholders—basic and diluted	$(0.40)			$(0.32)
Weighted average shares used in computing net loss per share attributable to common stockholders—basic and diluted	35,666,172			35,666,172

	Three Months Ended March 31, 2021
	GAAP	Stock-Based Compensation	Payroll tax expense related to stock-based activities	Non-GAAP
Revenue	$88,362	$—	$—	$88,362
Cost of revenue	38,826	(107)	(1)	38,718
Gross profit	49,536	107	1	49,644
Operating expenses:
Research and development	22,140	(2,028)	(23)	20,089
Sales and marketing	32,613	(1,347)	(1)	31,265
General and administrative	13,144	(1,802)	(2)	11,340
Total operating expenses	67,897	(5,177)	(26)	62,694
Loss from operations	(18,361)	5,284	27	(13,050)
Interest income	80	—	—	80
Other expense, net	(7)	—	—	(7)
Loss before income taxes	(18,288)	5,284	27	(12,977)
Income tax expense	375	—	—	375
Net loss	$(18,663)	$5,284	$27	$(13,352)
Net loss per share attributable to common stockholders—basic and diluted	$(0.45)			$(0.32)
Weighted average shares used in computing net loss per share attributable to common stockholders—basic and diluted	41,218,355			41,218,355

Adjusted EBITDA and Adjusted EBITDA Margin

“Adjusted EBITDA” and “Adjusted EBITDA Margin”, which are non-GAAP financial measures, are key measures used by our management to help us analyze our financial results, establish budget and operational goals for managing our business, evaluate our performance, and make strategic decisions.

We define Adjusted EBITDA as our net loss excluding: (1) depreciation and amortization; (2) interest income, net; (3) stock-based compensation; (4) income tax expense; and (5) payroll tax expense related to stock-based activities. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue.

The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA.

	Three Months Ended March 31,
	2020	2021
	(in thousands)
Net loss	$(14,314)	$(18,663)
Depreciation and amortization	1,993	2,931
Interest income, net	(696)	(80)
Stock-based compensation	3,014	5,284
Income tax expense	89	375
Payroll tax expense related to stock-based activities	—	27
Adjusted EBITDA	$(9,914)	$(10,126)
Adjusted EBITDA Margin	(18)%	(11)%

Free Cash Flow

“Free Cash Flow” is a non-GAAP financial measure that we calculate as net cash used in operating activities, less cash used for purchases of property, equipment, and software, and capitalized internal-use software costs. We exclude purchases of property, equipment and software, and capitalized internal-use software costs as we consider these capital expenditures to be a necessary component of our ongoing operations.

We consider Free Cash Flow to be a liquidity measure that provides useful information to management and investors in understanding and evaluating our liquidity and future ability to generate cash that can be used for strategic opportunities, including investing in our business and strengthening our balance sheet, but it is not intended to represent the residual cash flow available for discretionary expenditures.

The following table provides a reconciliation of cash flow used in operating activities, the most directly comparable GAAP financial measure, to Free Cash Flow.

	Three Months Ended March 31,
	2020	2021
	(in thousands)
Net cash used in operating activities	$(7,536)	$(4,347)
Less: purchases of property, equipment, and software	(582)	(307)
Less: capitalized internal-use software costs	(1,774)	(3,985)
Free Cash Flow	$(9,892)	$(8,639)
Net cash provided by investing activities	$55,064	$78,038
Net cash provided by financing activities	$421	$4,503

Contractual Obligations and Commitments

Except as discussed in Note 11, Leases and Note 12, Commitments and Contingencies, of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the three months ended March 31, 2021 from the commitments and contractual obligations in '"Management’s Discussion and Analysis of Financial Condition and Results of Operations", set forth in our Prospectus.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Prospectus.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recently issued accounting pronouncements.

JOBS Act Transition Period

We are an emerging growth company as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act for the adoption of certain accounting standards until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is described below.

Interest Rate Sensitivity

As of March 31, 2021, we had $280.8 million of cash, cash equivalents, and marketable securities which consist of corporate debt, commercial paper securities, and U.S. government Treasury bills. In addition, we had approximately $2.5 million of restricted cash primarily due to outstanding letters of credit related to the operating lease agreement for our corporate headquarters. Our cash, cash equivalents, and marketable securities are held for working capital purposes. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a material impact on our unaudited condensed consolidated financial statements.

Foreign Currency Risk

Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. With limited exceptions, all of our sales are denominated in U.S. dollars; therefore, our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Pound Sterling, Canadian Dollar, and Indian Rupee. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statement of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A 10% increase or decrease in current exchange rates would have resulted in an impact of $1.3 million on our unaudited condensed consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, that are designed to ensure information required to be disclosed in our reports that we file or furnish pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), as appropriate to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we have been and will continue to be subject to legal proceedings and claims. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition, or cash flows. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves, our partners, and our customers by determining the scope, enforceability, and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before investing in our common stock. If any of the following risks are realized, in whole or in part, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations, and prospects.

Risks Related to Our Business and Industry

Our quarterly and annual revenue and operating results have fluctuated from period to period and may do so in the future, which could cause our stock price to fluctuate and the value of your investment to decline.

Our quarterly and annual revenue and operating results have historically fluctuated from period to period, and our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance. Factors that may cause fluctuations in our quarterly operating results include, but are not limited to, the following:

•
our ability to maintain existing customers and attract new customers, including businesses, governments, and educational institutions who subscribe to our Enterprise platform, as well as learners who access the content and credentialing programs available on our platform;
•
our ability to continue to offer compelling content and degrees or other credentialing programs created by our industry and university partners;
•
changes in, or trends affecting, subscriptions to our Enterprise platform from businesses, governments, and educational institutions;
•
changes in, or trends affecting, learner enrollment and retention levels, including with respect to learners electing to access our paid offerings;
•
our ability to increase and manage the growth of our international operations, including our international customer base, and our ability to manage the risks associated therewith;
•
the timing of our costs incurred in connection with the launch of new course content and offerings and new certification, degree, or other credentialing programs, and the timing and amount of revenue we generate from new offerings and programs;
•
trends and factors impacting the demand for, and acceptance of, online learning and credentialing programs, including the COVID-19 pandemic, and the prices consumers and businesses are willing to pay for such programs;
•
changes in, or trends affecting, the mix of partners, including educational institutions, offering open online courses only and those offering certification, degree, or other credentialing programs;
•
changes in the rate, volume, and demand for new content and credentialing programs created and offered by our partners on our platform;

•
changes in the terms of our existing partnership agreements;
•
the timing and terms of any new partnership agreements;
•
the timing and amount of our sales and marketing expenses;
•
costs necessary to improve and maintain our platform;
•
changes in our key metrics or the methods used to calculate our key metrics;
•
seasonality, including seasonal engagement patterns of learners and Enterprise customers, which may vary from quarter to quarter or year to year;
•
changes in laws, regulations or accounting principles that impact our business; and
•
general political, economic, or market conditions and events affecting any of the above, including the outcome of political elections and the impact of the COVID-19 pandemic.

These and other factors may cause our revenue and operating results to fall below the expectations of market analysts and investors in future periods, which could cause the market price of our common stock to decline substantially. Any decline in the market price of our common would cause the value of your investment to decline.

Our recent, rapid growth may not be indicative of our future growth and we expect our revenue growth rate to decline compared to prior years.

We have experienced rapid revenue growth in recent periods with revenue of $53.8 million and $88.4 million in the three months ended March 31, 2020 and March 31, 2021, respectively. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As we grow our business, we expect our revenue growth rates to decline compared to prior years for a number of reasons, which may include more challenging comparisons to prior periods as our revenue grows, slowing demand for our platform, increasing competition, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities. In addition, our growth rates are likely to experience increased volatility, and may decline, as the COVID-19 pandemic evolves and societal and economic circumstances shift.

We have a limited operating history, which makes it difficult to predict our future financial and operating results.

We were founded in 2011; introduced our first open online course in 2012, our first certificates of completion in 2013, our first Specialization in 2014, our Enterprise platform for businesses in 2016, and our first MasterTrack certification in 2018; enrolled the first students in the Degrees programs offered through our platform in 2016; and introduced Guided Projects in 2019 and Coursera for Campus, our Enterprise platform offering for educational institutions, in late 2019. As a result of our limited operating history, our ability to estimate our future operating results is limited and subject to a number of uncertainties, including those discussed in this “Risk Factors” section and elsewhere in this prospectus. If we do not manage these risks successfully, our operating and financial results may differ materially from our expectations and our business and stock price may suffer.

We have incurred significant net losses since inception, and anticipate that we will continue to incur losses for the foreseeable future.

We incurred net losses of $14.3 million and $18.7 million in the three months ended March 31, 2020 and 2021, respectively, and we had an accumulated deficit of $362.2 million as of March 31, 2021. We expect to incur significant losses in the future. We will need to generate and sustain increased revenue levels in future periods to achieve profitability, and even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We anticipate that our operating expenses will increase substantially for the foreseeable future as we continue to, among other things:

•
expand our course offerings and the robustness of our platform;
•
expand our learner base and our sales and marketing efforts;
•
improve and scale our technology;
•
address increased competition; and
•
incur significant accounting, legal, and other expenses as a public company that we did not incur as a private company.

These expenditures will make it more difficult for us to achieve and maintain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. If we are forced to reduce our expenses, it could negatively impact our growth and growth strategy. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly, and you could lose some or all of your investment.

The COVID-19 pandemic has impacted, and may continue to impact, our business, key metrics, and results of operations in volatile and unpredictable ways.

The uncertainty around the COVID-19 pandemic in the United States and worldwide will likely continue to adversely impact the national and global economy. The full extent of the impact of the pandemic on our business, key metrics, and results of operations depends on future developments that are uncertain and unpredictable, including the duration, severity, and spread of the pandemic, its impact on capital and financial markets, and any new information that may emerge concerning the virus or vaccines or other efforts to control the virus.

As a result of the COVID-19 pandemic, we have transitioned to an almost fully remote work environment and we may continue to operate on a significantly remote and geographically (including internationally) dispersed basis for the foreseeable future. This remote and dispersed work environment could have a negative impact on the execution of our business plans and operations. For example, if a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. Further, as the COVID-19 pandemic continues, we may experience disruptions if our employees or our partners’ or third-party service providers’ employees become ill and are unable to perform their duties, and our operations, Internet, or mobile networks, or the operations of one or more of our third-party service providers, is impacted. The increase in remote working may also result in consumer privacy, IT security, and fraud vulnerabilities, which, if exploited, could result in significant recovery costs and harm to our reputation. Transitioning to a fully or predominantly remote work environment and providing and maintaining the operational and infrastructure necessary to support a remote work environment also present significant challenges to maintaining our corporate culture, including employee engagement and productivity, both during the immediate pandemic crisis and beyond.

We have also seen significant and rapid shifts in the traditional models of education and training as this pandemic has evolved. Although we believe our business has also been positively impacted to some extent by several trends related to the COVID-19 pandemic, including the increased need or willingness of businesses, governments, and educational institutions to adopt remote, online, and asynchronous learning and training, we cannot predict whether these trends will continue if and when the pandemic begins to subside, restrictions ease, and the risk and barriers associated with in-person learning and training decrease. In addition, the COVID-19 pandemic may negatively impact the financial resources available to learners or the operating budgets of our partners or customers, any of which could in turn negatively impact our business and operating results.

Market adoption of online learning solutions is relatively new and may not grow as we expect, which may harm our business and results of operation.

Our future success will depend in part on the growth, if any, in the demand for online learning solutions. While the COVID-19 pandemic has accelerated the market for online learning solutions, it is still less mature than the market for in-person learning and training, which many businesses currently utilize, and these businesses may be slow or unwilling to migrate from these legacy approaches. As such, it is difficult to predict learner or partner demand for our platform, learner or partner adoption and renewal, the rate at which existing learners and partners expand their engagement with our platform, the size and growth rate of the market for our platform, the entry of competitive offerings into the market, or the success of existing competitive offerings. Furthermore, even if educators and enterprises want to adopt an online learning solution, it may take them a substantial amount of time to fully transition to this type of learning solution or they could be delayed due to budget constraints, weakening economic conditions, or other factors. Even if market demand for online learning solutions generally increases, we cannot assure you that adoption of our platform will also increase. If the market for online learning solutions does not grow as we expect or our platform does not achieve widespread adoption, it could result in reduced customer spending, learner and partner attrition, and decreased revenue, any of which would adversely affect our business and results of operations.

We may need to change the contract terms, including our pricing model, for the course content and credentialing programs offered on our platform, which in turn would impact our operating results.

We have limited experience with respect to determining the optimal prices and contract length for the course content and certification, degree, and other credentialing programs offered on our platform, and as a result, we have in the past, and expect that we may in the future, need to change our pricing model or target contract length from time to time, which could impact our financial results. For example, in February 2020, we launched Coursera Plus, an annual subscription plan with unlimited access to a variety of our courses, Specializations, and professional certificates, at a fixed annual cost, and we may need to adjust our pricing model as we gain experience with this new offering. As the market for our learning platform grows (if ever), as new competitors introduce competitive applications or services, or as we enter into new international markets, we may be unable to attract new customers at the same price or based on the same pricing models we have historically used, or for contract lengths consistent with our historical averages. Pricing and contract length decisions may also impact the mix of adoption among our offerings and negatively impact our overall revenue. Moreover, competition may require us to make substantial price concessions or accept shorter contract durations. Our revenue and financial position may be adversely affected by any of the foregoing, and we may have increased difficulty achieving profitability.

If we fail to maintain and expand our partnerships with university and industry partners, our ability to grow our business and revenue will suffer.

The success of our business depends in large part on the continued and increased development and volume of compelling course content and credentialing programs by our university and industry partners, which we also refer to as our educator partners. We may face several challenges in establishing and expanding these relationships. For instance, our university and industry partners who use our platform are required to invest significant time and resources to adjust the manner in which they develop course content and degree programs for an online learning environment. The delivery of degree programs online at educational institutions has not yet achieved widespread acceptance, and many administrators and faculty members may have concerns regarding the perceived loss of control over the educational process that might result from offering courses and degrees online and the effectiveness of asynchronous learning, as well as concerns regarding the ability to provide high-quality education online that maintains the standards they set for their on-campus programs. There can be no assurance that online programs, such as those offered on our platform, will ever achieve significant market acceptance, and universities and organizations may therefore decline to engage with our platform. Further, if we were to lose a significant number of university and industry partners, our growth and revenue would be negatively impacted.

If we are required to change the contract terms with our educator partners, including with respect to pricing or contract length, it could materially and adversely affect our business, financial condition, and results of operations.

We work with our educator partners to deliver a broad portfolio of content and credentials on our platform. For our Consumer and Enterprise offerings, we incur content costs in the form of fees paid to educator partners. In addition, our Degrees services revenue is based on a percentage of the total tuition collected from Degrees students by the university partner. As a result, our revenue, gross profit, and operating results generally could be significantly and negatively impacted if we are required to renegotiate or change the terms of our agreements with these partners. For example, if a significant number of university partners, or university partners whose courses or credentialing programs account for a significant volume of learner enrollment on our platform, were to seek to renegotiate the content fees payable by us or the percentage of tuition payable to us, it could have a material impact on our business and operating results. Further, we may be required to change the terms of these agreements, including the pricing terms or contract length, due to competitive, regulatory, or other reasons. Any significant change in our pricing or other contract terms with these partners could materially and adversely affect our business, financial condition, and results of operations.

Our financial performance depends heavily on our ability to attract and retain learners, and if we fail to do so, our business and operating results will suffer.

Building awareness and acceptance of the online course content and certification, degree, and other credentialing programs offered on our platform among learners is critical to our ability to attract prospective learners and generate revenue. We must also continue to successfully work with our partners to develop new and compelling course content as well as additional certification, degree, and other credentialing programs to maintain the relevancy of content and keep learners interested and engaged. A significant portion of our expenses is attributable to marketing efforts dedicated to attracting potential learners to our platform. Because we generate revenue based on fees from, or as a result of, learners enrolled in the online courses and certification, degree, and other credentialing programs offered on our platform, we must attract learners in a cost-effective manner and increase the rate at which learners enroll in and complete the courses and credentialing programs offered by our partners. We also must retain learners and convert learners from our freemium model to paying customers, which depends in part on our ability to offer engaging and frequently updated content as well as quality customer support and service. The following factors, many of which are largely outside of our control, may prevent us from increasing and maintaining learner enrollment in the online courses and credentialing programs offered on our platform in a cost-effective manner or at all:

•
Negative perceptions about online learning. Online education programs may not be successful or operate efficiently, which in turn could create the perception that online education in general is not effective. Learners may also be reluctant to enroll in online programs due to concerns that the learning experience may be substandard, that employers may be hesitant to hire learners who received their education or credentials online, or that organizations granting professional licenses or certifications may be reluctant to grant them based on credentials, including degrees, earned through online education or training.
•
Reduced support from partners. If partners cease to offer new and compelling course content or certification, degree, or other credentialing programs or limit our ability to promote their courses or programs, learners may reduce or terminate their use of our platform.
•
Harm to partner reputation. Many factors affecting our partners’ reputations are beyond our control and can change over time, including their academic performance and ranking among educational institutions, including with respect to a specific degree, certification, or other credentialing program.
•
Lack of interest in the certifications, degrees, or other credentials offered on our platform. We may encounter difficulties attracting learners to enroll in certification, degree, or other credentialing programs that are not in demand due to shifting employer or societal preferences and priorities or that are in emerging or unproven fields.
•
Learner dissatisfaction. Learner dissatisfaction with the quality of the course content and presentation or the course presenters, changing views of the value of our partners’ programs and certification, degree, or other credentialing programs offered, and perceptions of employment prospects following completion of a program on our platform may negatively impact learner retention.
•
Ineffective marketing efforts. Our marketing efforts, which use search engine optimization, paid search, and custom website development and deployment, may prove unsuccessful or cost inefficient.
•
Lack of financial resources for learners. Any developments that reduce the availability of financial aid for higher education generally or that reduce the disposable income available to potential learners (including macro-economic developments such as continued or worsening recession or unemployment or the ongoing COVID-19 pandemic) could impair learners’ abilities to meet their financial obligations, which in turn could result in reduced enrollment and harm our ability to generate revenue.
•
General economic conditions. Enrollment in the courses and certification, degree, and other credentialing programs offered on our platform may be affected by changes in the U.S. economy and by global economic conditions. For example, an improvement in economic conditions may reduce demand for higher educational services as potential learners may find adequate employment without additional education. Conversely, a decline in employment opportunities or economic conditions may reduce employers’ willingness to sponsor higher educational opportunities for employees given a lack of employer need for enhanced skill sets or an inability to fund such programs, and could discourage learners from pursuing higher education due to an inability to afford our programs or a perception that the financial investment may not result in increased earning potential or improved employment opportunities.

Any of these factors could reduce enrollment and retention and could cause our costs associated with attracting and retaining learners to increase, which could materially harm our ability to increase our revenue or achieve profitability. These developments could also harm our reputation and make it more difficult for us to engage our partners for new course content or other offerings, which in turn may negatively impact our ability to expand our business and improve our financial performance.

If our learners do not expand beyond our freemium offerings and free trials available on our platform, our ability to grow our business and improve our results of operations may be adversely affected.

Many of our learners initially use the freemium version of our platform or free trials available on our platform, and many of our Enterprise customers engage with our platform only for a specific use case. Specifically, in March 2020, as part of our COVID-19 initiative, we began offering free unlimited access to Coursera for Campus to students and faculty at campuses around the world. Our ability to grow our business depends in part on our ability to persuade learners and other customers to expand their use of our platform to address additional use cases and to convert free subscriptions to paid subscriptions over time.

Further, to continue to grow our business, it is important that our customers renew their subscriptions when existing contracts expire and that we expand our relationships with our existing customers. Our customers have no obligation to renew their subscriptions, and our customers may decide not to renew their subscriptions with a similar contract period, at the same prices and terms, with the same or a greater number of learners, or at all.

If we pursue unsuccessful partner opportunities, we may forego more profitable opportunities and our operating results and growth would be harmed.

The process of identifying course content and certification, degree, and other credentialing programs that we believe will be a good fit for our platform and negotiating agreements with potential partners is complex and time-consuming. Because of the initial reluctance on the part of some educational institutions, businesses, and other organizations to embrace online delivery of education, training, and credentialing programs and the complicated approval process within some of these entities, our process to attract and engage a new partner can be lengthy. In addition, we may face resistance from university administrators or faculty members.

Developing and launching a new course offering or new certification, degree, or other credentialing program can take up to 500 hours and up to a year or more. We may spend substantial effort and management resources on securing a new partnership or working with our existing and new partners to develop and launch new course content and new degree, certification, or other credentialing programs without any assurance that our efforts will result in the successful launch of a new offering or the generation of revenue. If we invest substantial resources pursuing opportunities which do not attract sufficient interest from learners, we may forego other more successful content and program development efforts, and our operating results, revenue and growth would be harmed.

We must incur significant expense in technology and content development to launch a new offering or program, and we may not generate sufficient revenue from a new offering to offset our costs.

Our platform enables our partners to offer learners the opportunity to enroll in live, or synchronous, courses and programs and pre-produced, or asynchronous, educational content that can be accessed at any time. To launch a new course offering or new certification, degree, or other credentialing program, whether synchronous or asynchronous, we must integrate our platform with the various learner information and other operating systems our partners use to manage functions within their institutions. In addition, our content development team must work closely with that partner’s faculty members or staff to produce engaging online course content, and we must commence learner acquisition activities. During the term of our agreement with the partner, we are responsible for the costs associated with maintaining our technology platform and providing non-academic and other support for learners enrolled in the program. We invest significant resources in these new programs from the beginning of our relationship with a partner, including marketing and other learner acquisition costs to attract and fulfill enrollment cohorts for a program, and there is no guarantee that we will ever recoup these costs. In addition, delays in the implementation of a new program, including Specialization or Degrees programs, could negatively impact our revenue and operating results.

Because we receive fees from learners enrolling in, and, in some cases, completing, courses and certification, degree, or other credentialing programs on our platform, we only begin to recover these costs once learners are enrolled and begin paying fees. In addition, in some cases, learners may audit a course or courses toward a certification free of charge and elect not to pay for the certification itself. Further, our Degrees services revenue is determined based on a percentage of the total tuition collected from Degrees students by the university partner. As a result, the revenue we earn from the Degrees offerings on our platform is dependent on the number of learners enrolled in the Degrees program and the tuition charged by the university partner. The time that it takes for us to recover our investment in a new course or program depends on a variety of factors, primarily our learner acquisition costs, learner retention rate, and the rate of growth in learner enrollment in and, in some cases, completion of, the course or program. Because of the lengthy period required to recoup our investment in a program, unexpected developments beyond our control could occur that result in the partner ceasing or significantly curtailing a course offering or certification, degree, or other credentialing program before we generate any revenue therefrom. In addition, partners generally do not grant us exclusive rights to their content, and any such arrangements are of limited duration. As such, partners may choose to offer the same content on one of our competitors’ platforms, which could limit the number of learners enrolled in such partner’s courses or programs on our platform. In addition, if a partner were to terminate an existing program, learners enrolled in that program may stop using our platform, which in turn would negatively impact our learner enrollment generally. As a result of any of the foregoing, we may ultimately be unable to recover the full investment that we make in a new offering or achieve any level of profitability from such offering.

Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform.

Our ability to broaden our customer base, particularly our Enterprise customer base, and achieve broader market acceptance of our platform, will depend to a significant extent on the ability of our sales and marketing organizations to work together to drive our sales pipeline and cultivate customer and partner relationships to drive revenue growth. Our marketing efforts include the use of search engine optimization, paid search, and custom website development and deployment.

We have invested in and plan to continue expanding our sales and marketing organizations, both domestically and internationally. Identifying, recruiting, and training sales personnel will require significant time, expense, and attention. If we are unable to hire, develop, and retain talented sales or marketing personnel, if our new sales or marketing personnel are unable to achieve desired productivity levels in a reasonable period of time (including as a result of working remotely in connection with the COVID-19 pandemic), or if our sales and marketing programs are not effective, our ability to broaden our customer base and achieve broader market acceptance of our platform could be harmed. In addition, the investments we make in our sales and marketing organization will occur in advance of experiencing benefits from such investments, making it difficult to determine in a timely manner if we are efficiently allocating our resources in these areas.

If we fail to quickly and efficiently scale our operations to support the needs of new and existing partners, our reputation and our revenue will suffer.

Our continued growth and potential profitability depends on our ability to successfully scale our operations to support newly launched course offerings or new certification, degree, or other credentialing programs with our partners. We plan to continue to hire new employees, particularly in our sales and marketing team and our technology and content development teams. If we cannot adequately train these new employees, we may not be successful in attracting potential learners to our platform, which would negatively impact our ability to generate revenue, and our partners and learners could lose confidence in our platform. If we cannot quickly and efficiently scale up our technology and operations to handle increases in the volume and rate of learner enrollment and of new course offerings or new certification, degree, or other credentialing programs, our partners’ and learners’ experiences with our platform may suffer, which in turn could damage our reputation. Our ability to effectively manage any significant increase in the volume of new offerings or programs or in the rate or volume of learner enrollment and retention will depend on a number of factors, including our ability to:

•
assist our partners in developing and producing an increased volume of engaging course content that is accessible to a wide variety of learners;
•
successfully introduce new features and enhancements on our platform;
•
maintain a high level of functionality and cross-functionality, and technological robustness of our platform; and
•
deliver high-quality professional services and support (including training, implementation, and consulting services) to our partners, their faculty and employees, and learners on our platform.

Establishing new course offerings and new certification, degree, or other credentialing programs or expanding existing ones will require us to make investments in management and key staff, increase capital expenditures, incur additional marketing expenses, and potentially reallocate other resources. If we are unable to scale our platform, maintain and increase its interoperability, develop an increasingly robust mix of engaging content or otherwise manage new offerings effectively, our ability to grow our business and achieve profitability would be impaired, and the quality of our solutions and the satisfaction of our partners and learners could suffer.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards and changing customer needs or requirements, our platform may become less competitive.

Our future success depends on our ability to adapt and enhance our platform. To attract new learners and partners and increase revenue from existing learners and partners, we will need to continuously enhance and improve our offerings to meet learner and partner needs at prices that our customers are willing to pay. Such efforts will require adding new functionality and responding to technological advancements, which will increase our research and development costs. If we are unable to develop content that addresses learners’ and partners’ needs, or enhance and improve our platform in a timely manner, we may not be able to maintain or increase market acceptance of our platform. Further, many of our competitors expend a considerably greater amount of funds on their research and development programs, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs. If we fail to maintain adequate research and development resources or compete effectively with the research and development programs of our competitors, our business could be harmed. Our ability to grow is also subject to the risk of future disruptive technologies. Access to and use of our platform is provided via the Internet, which, itself, was disruptive to the previous enterprise software model. If new technologies emerge that are able to deliver online learning programs at lower prices, more efficiently, more conveniently or more securely, and if we fail to adopt such technologies or do so in a timely manner, our ability to compete would be adversely affected.

If we fail to increase sales of our Enterprise offering, or if we need to change the contract terms associated therewith, including with respect to pricing or contract length, it could negatively affect our business, financial condition, and results of operations.

In addition to our offerings for individuals, we sell our Enterprise offering to businesses, academic institutions, and governments. These customers utilize our platform to provide relevant training, skills, and credentialing programs to current and potential employees and citizens through our online platform. To maintain and expand our relationships with these entities, we must demonstrate the value, benefits, and return on investment of providing education, training, and credentialing through our online platform and achieve acceptance from both employees and these entities of the merits and legitimacy of our business model.

Our growth strategy is dependent upon increasing sales of our Enterprise offering to these entities, which we offer on a subscription basis. We have a limited history with our subscription and pricing models and changes in our models could adversely affect our revenue and financial position. In addition, as the market for our learning platform grows (if ever), as new competitors introduce competitive applications or services, or as we enter into new international markets, we may be unable to attract new customers at the same price or based on the same pricing models we have historically used, or for contract lengths consistent with our historical averages. For example, we often enter into subscription arrangements with businesses, academic institutions, and governments in which we offer more favorable pricing terms in exchange for larger total contract values or longer contract terms. Changes to our pricing models or contract lengths could negatively impact our revenue and financial position, and we may have increased difficulty achieving profitability. As we drive a greater portion of our revenue through subscriptions to our Enterprise platform, this may also result in reduced margins in the future.

We recognize revenue from Enterprise customer subscriptions ratably over the subscription term of the underlying contract, which generally ranges from one to three years. Consequently, a decline in new or renewed subscriptions in any quarter will not be fully reflected in revenue or other results of operations in that quarter but will negatively affect our revenue and other results of operations across future quarters. Further, any increases in the average term of subscriptions would result in revenue for those contracts being recognized over longer periods of time with less positive impact on our results of operations in the near term. Accordingly, such changes could adversely affect our financial performance, cause us to miss industry or analyst expectations and cause our stock price to decline.

As we seek to increase sales of our Enterprise offering, we face upfront sales costs, higher customer acquisition costs, more complex customer requirements, and discount requirements. In addition, entities that subscribe to our Enterprise platform may elect to begin to use our platform on a limited basis, but nevertheless require education and interactions with our sales team, which increases our upfront investment in the sales effort with no guarantee that our platform will be used widely enough across their organization to justify our upfront investment. If we are unable to maintain or increase the number of subscriptions to our Enterprise platform while mitigating the risks associated with serving subscribers, our business, financial condition, and results of operations will suffer.

If we fail to maintain sufficient high-quality content from partners, we will be unable to attract and retain customers.

Our success depends on our ability to provide learners and partners with the information they seek, which in turn depends on the quantity and quality of the content provided by our partners. We may be unable to provide learners with the information they seek if our partners do not contribute content that is helpful and reliable, or if they remove content they previously submitted.

We believe that many of our new learners find us by word of mouth and other non-paid referrals from existing learners. If existing learners and partners are dissatisfied with their experience on our platform, they may stop accessing our content and may stop referring others to us. Likewise, if existing learners do not find our content appealing, whether because of a negative experience or declining interest in or relevancy of the content, they may stop referring others to us. In turn, if partners perceive that our platform lacks an adequate learner audience, partners may be less willing to provide content to offer on our platform, and the experience of learners could be further negatively impacted. If we are unable to retain existing learners and partners and attract new learners and partners who contribute to an active community, our growth prospects would be harmed and our business could be adversely affected.

If we fail to manage the growth of our business both in terms of scale and complexity, our operating results and financial condition could be adversely affected.

Our revenue increased from $53.8 million in the three months ended March 31, 2020 to $88.4 million in the three months ended March 31, 2021. Our growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure, facilities, and other resources, and we face challenges of integrating, developing, training, and motivating a rapidly growing employee base in our various offices around the world and maintaining our company culture across multiple offices and internationally. Our ability to manage our operations and growth will require us to continue to expand our sales and marketing and content development personnel, and technology, finance and administration teams, as well as our facilities and infrastructure. We will also be required to refine our operational, financial, and management controls and reporting systems and procedures. If we fail to efficiently manage this expansion of our business, our costs and expenses may increase more than anticipated and we may not successfully expand our partnerships with businesses, governments, educational institutions, and other organizations, enhance our platform and technology-enabled services, increase the volume of new course content and credentialing programs developed by our partners, attract a sufficient number of learners in a cost-effective manner, satisfy the requirements of our existing partners, increase the volume of subscriptions to our Enterprise platform, respond to competitive challenges, or otherwise execute our business plan. Although our business has experienced significant growth in the past, we cannot provide any assurance that our revenue will continue to grow at the same rate or at all in the future.

Our ability to effectively manage any significant growth of our business will depend on a number of factors, including our ability to:

•
effectively recruit, integrate, train, and motivate a large number of new employees while retaining existing employees and effectively executing our business plan;
•
continue to improve our operational, financial, and management controls;
•
protect and further develop our strategic assets, including our intellectual property rights; and
•
make sound business decisions in light of the scrutiny associated with operating as a public company.

These activities will require significant capital expenditures and allocation of valuable management and employee resources, and our growth will continue to place significant demands on our management and our operational and financial infrastructure. We may be unable to effectively manage any future growth in an efficient, cost-effective or timely manner, or at all. Any failure to successfully implement systems enhancements and improvements will likely negatively impact our ability to manage our expected growth, ensure uninterrupted operation of key business systems, and comply with the rules and regulations that are applicable to public reporting companies. Moreover, if we do not effectively manage the growth of our business and operations, the quality of our platform could suffer, which could negatively affect our reputation, results of operations, and overall business.

We face competition from established companies as well as other emerging companies, which could divert partners to our competitors, result in pricing pressure, impact our market share, and significantly reduce our revenue.

The market for global adult online learning is highly fragmented and rapidly evolving. We expect alternative modes of learning to continue to accelerate as players in this industry introduce new and more competitive products, enhancements, and bundles.

Participants in the global adult online learning ecosystem include:

•
Direct-to-consumer, online education companies: edX Inc., FutureLearn Limited, and Udemy, Inc.;
•
Companies that provide technology solutions and services to universities offering online learning programs: 2U, Inc., Eruditus Learning Solutions Pte. Ltd., Noodle Partners, Inc., and upGrad Education Private Limited;
•
Corporate training companies: A Cloud Guru Ltd., Degreed, Inc., LinkedIn Corporation through its LinkedIn Learning services, Pluralsight, Inc., and Udacity, Inc.;
•
Providers of free educational resources: Khan Academy, Inc., The Wikimedia Foundation, Inc., and Google LLC (“Google”) through its YouTube services; and
•
Internal online degree platforms: Online degree programs developed in-house by universities.

We expect these and other existing competitors and new entrants to the online learning market to continually revise and improve their business models. If these or other market participants introduce new or improved delivery of online education and technology-enabled services that are more compelling or widely accepted than ours, our ability to grow our revenue and achieve profitability could suffer. Several new and existing companies in the online education industry provide or may provide offerings similar to what we offer on our platform, and these companies may pursue relationships with our partners that may reduce the content our partners produce for our platform. In addition, educational institutions, as well as businesses, governments, and other organizations, may choose to continue using or develop their own online learning or training solutions in-house, rather than pay for our solutions.

Some of our competitors and potential competitors have significantly greater resources than we do. Increased competition may result in pricing pressure for us in terms of the percentage of tuition we are able to negotiate to receive from a partner. The competitive landscape may also result in a longer and more complex process of recruiting and maintaining current and prospective partners or a decrease in our market share, any of which could negatively affect our revenue and future operating results and our ability to grow our business.

A number of factors could impact our ability to compete, including:

•
the availability or development of alternative online education services that are more compelling than ours;
•
changes in pricing policies and terms offered by our competitors or by us;
•
the ability to adapt to new technologies and changes in requirements of our partners and learners;
•
learner acquisition and retention costs;
•
the ability of our current and future competitors to establish relationships with businesses, governments, educational institutions, and other organizations to enhance their services and expand their markets; and
•
industry consolidation and the number and rate of new entrants.

We may not be able to compete successfully against current and future competitors. In addition, competition may intensify as our competitors raise additional capital and as established companies in other market segments or geographic markets expand into our market segments or geographic markets. If we cannot compete successfully against our competitors, our ability to grow our business and achieve profitability could be impaired.

If for-profit postsecondary institutions, which offer online education alternatives different from ours, perform poorly, it could nonetheless tarnish the reputation of online education as a whole, which could impair our ability to grow our business.

For-profit postsecondary institutions, many of which provide course offerings predominantly online, are under intense regulatory and other scrutiny, which has led to media attention that has sometimes portrayed that sector in an unflattering light. Some for-profit online school operators have been subject to governmental investigations alleging the misuse of public funds, financial irregularities, and failure to achieve positive outcomes for learners, including the inability to obtain employment in their fields. These allegations have attracted significant adverse media coverage and have prompted legislative hearings and regulatory responses. These investigations have focused on specific companies and individuals, as well as entire industries in the case of recruiting practices by for-profit higher education companies. Even though we do not market our solutions to these institutions, this negative media attention may nevertheless add to the skepticism about online higher education generally, including our solutions.

The impact of these negative public perceptions on our current and future business is difficult to predict. If these few situations, or any additional misconduct, cause all online learning programs to be viewed by the public or policymakers unfavorably, we may find it difficult to enter into or renew agreements with our partners or attract additional learners for our partners’ programs. In addition, this perception or any further governmental investigation could serve as the impetus for more restrictive legislation, which could limit our future business opportunities. Moreover, allegations of abuse of federal financial aid funds and other statutory violations against for-profit higher education companies could negatively impact our ability to succeed due to increased regulation and decreased demand. Any of these factors could negatively impact our ability to increase our partner base and grow our partners’ programs, which would make it difficult to continue to grow our business and could negatively affect our stock price.

We may acquire other companies or technologies which could divert our management’s attention, result in additional dilution to our stockholders, and otherwise disrupt our operations and harm our results of operations.

We may choose to expand by making acquisitions that could be material to our business. To date, we have only completed one acquisition, and our ability as an organization to successfully acquire and integrate technologies or businesses is unproven and limited. Acquisitions involve many risks, including the following:

•
an acquisition may negatively affect our results of operations and financial condition because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;
•
we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, personnel or operations of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us;

•
an acquisition may disrupt our ongoing business and distract our management;
•
an acquisition may result in a delay or reduction of customer purchases for both us and the company we acquired due to customer uncertainty about continuity and effectiveness of service from either company;
•
an acquisition may involve the entry into geographic or business markets in which we have little or no prior experience or where competitors have stronger market positions;
•
we may face challenges inherent in effectively managing an increased number of employees in diverse locations;
•
we may experience strain on our financial and managerial controls and reporting systems and procedures;
•
our use of cash to pay for acquisitions would limit other potential uses for our cash;
•
if we incur debt to fund such acquisitions, such debt may subject us to material restrictions on our ability to conduct our business;
•
we may incur impairment charges related to potential write-downs of acquired assets or goodwill; and
•
to the extent that we issue a significant amount of equity or equity-linked securities in connection with an acquisition, existing stockholders may be diluted.

We may not succeed in addressing these or other risks, which could harm our business and operating results.

We may invest in private companies and if the value of any such equity investments were to decline, it could adversely affect our results of operations and financial condition.

We may from time to time evaluate or make equity investments in private companies where we do not have the ability to exercise significant influence over results. Investments in private companies are inherently risky. The companies in which we may invest include early-stage companies that may still be developing products and services with limited cash to support the development, marketing, and sales of their products, and whose financial statements are often unaudited. Further, our ability to liquidate such investments will typically be dependent on a liquidity event, such as a public offering or acquisition, as no public market currently exists for the securities held in the investees. Valuations of privately-held companies are inherently complex and uncertain due to the lack of a liquid market for the securities of such companies. If we determine that any of our investments in such companies have experienced a decline in value, we will recognize an expense to adjust the carrying value to its estimated fair value. Negative changes in the estimated fair value of private companies in which we invest could have a material adverse effect on our results of operations and financial condition.

Our directors may encounter conflicts of interest involving us and other entities with which they may be affiliated, including matters that involve corporate opportunities.

Most of our directors are, and any future directors may be, affiliated with other entities, including venture capital or private equity funds or businesses that may be complementary, competitive, or potentially competitive to our company. They may also in the future become affiliated with entities that are engaged in business or other activities similar to our business. Additionally, all of our officers and directors, in the course of their other business activities, may become aware of investments, business opportunities, or information which may be appropriate for presentation to us as well as to other entities to which they owe a fiduciary duty. As a result, directors and officers may encounter perceived or actual conflicts of interest involving us and other entities with which they are or become affiliated, including matters that involve corporate opportunities. For example, a portfolio company of a director-affiliated venture fund may become a competitor of ours or a potential strategic partner. In addition, as our growth strategy includes considering potential acquisitions, it is possible an entity affiliated with one of our directors could be an acquisition target or a competitive acquiror. Further, to the extent we engage in transactions with any director-affiliated entity, it could create actual, or the perception of, additional conflicts of interest, including with respect to our ability to negotiate terms equivalent to those that could be obtained in an arms’-length negotiation with an unaffiliated third party. For instance, Dr. Ng, one of our co-founders and Chairman of our board of directors, owns DeepLearning.AI Corp., a developer of educational content relating to artificial intelligence that offers courses through our platform. Although we view DeepLearning.AI Corp. as a valued business partner and believe our agreement is on commercially reasonable terms, there may nonetheless be a perception of a conflict of interest. As a result of the foregoing, our directors and officers may have conflicts of interest in determining to which entity particular opportunities or information should be presented. If, as a result of such potential conflicts, we are deprived of investment, business, or information, the execution of our business plan and our ability to effectively compete may be adversely affected. Our directors are also not obligated to commit their time and attention exclusively to our business and accordingly, they may encounter conflicts of interest in allocating their time and resources between us and other entities with which they are affiliated.

If we do not retain our senior management team and key employees, we may not be able to sustain our growth or achieve our business objectives.

Our future success is substantially dependent on the continued service of our senior management team, and in particular of our Chief Executive Officer. The expertise of our senior management in negotiating with businesses, governments, educational institutions, and other organizations is critical in navigating the complex approval processes of these entities. We do not maintain key-person insurance on any of our employees, including our senior management team, and our management and other employees are generally employed on an at-will basis. The loss of the services of any individual on our senior management team would make it more difficult to successfully operate our business and pursue our business goals.

Our future success also depends heavily on the retention of our sales and marketing, data science, technology and content development, and support teams to continue to attract and retain qualified learners in our partners’ programs, thereby generating revenue for us. In particular, our technology and content development employees provide the technical expertise underlying our technology-enabled services that support our online course offerings and the certification, degree and other credentialing programs offered on our platform, as well as the learners enrolled in these programs. Competition for these employees is intense. We may be unable to attract or retain these key personnel that are critical to our success, resulting in harm to our relationships with partners, loss of expertise or know-how, and unanticipated recruitment and training costs.

We may need additional capital in the future to pursue our business objectives. Additional capital may not be available on favorable terms, or at all, which could compromise our ability to grow our business.

We believe that our existing cash balances, in addition to the proceeds we received from our initial public offering, will be sufficient to meet our minimum anticipated cash requirements for at least the next twelve months. We may, however, need to raise additional funds to respond to business challenges or opportunities, accelerate our growth, develop new offerings, or enhance our platform. If we seek to raise additional capital, it may not be available on favorable terms or may not be available at all. In addition, if we seek debt financing, we may be subject to onerous terms and restrictive covenants. Lack of sufficient capital resources could significantly limit our ability to manage our business and to take advantage of business and strategic opportunities. Further, any additional capital raised through the sale of equity or issuance of debt securities with an equity component would dilute our stock ownership. If adequate additional funds are not available if and when needed, we may be required to delay, reduce the scope of, or eliminate material parts of our business strategy.

We believe our long-term value as a company will be greater if we focus on growth, which may negatively impact our results of operations in the near term.

We believe our long-term value as a company will be greater if we focus on longer-term growth over short-term results. As a result, our results of operations may be negatively impacted in the near term relative to a strategy focused on maximizing short-term profitability. Significant expenditures on sales and marketing efforts, developing and enhancing our platform, and expanding our research and development efforts may not ultimately grow our business or lead to expected long-term results. If our strategy does not lead to expected growth or if we are ultimately unable to achieve results of operations at the levels expected by securities analysts and investors, the market price of our common stock could decline.

Our current operations are international in scope and we plan to expand our international operations, which exposes us to risks inherent in international operations.

Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have employees in Bulgaria, Canada, India, the United Kingdom, United Arab Emirates, Singapore, and Australia in several functional areas, including product and software development, sales and marketing, talent recruitment, and general facilities management. Our international operations subject us to the compensation and benefits regulations of those jurisdictions, as well as other employer duties and obligations, that differ from the compensation and benefits regulations and duties and obligations in the United States. Further, enrollments of learners from other countries requires us to comply with international data privacy regulations of those countries. Failure to comply with international regulations or to adequately adapt to international markets could harm our ability to successfully operate our business and pursue our business goals.

We intend to expand our international operations and continue to establish a worldwide partner and learner base. Our expansion efforts into international markets may not be successful. In addition, we face risks in doing business internationally, including risks associated with sales to international governments and entities, that could constrain our operations, increase our cost structure, and compromise our growth prospects, including:

•
the need to localize and adapt online certification, degree, and other credentialing programs for specific countries, including translation into foreign languages and ensuring that these programs enable our partners to comply with local education laws and regulations;
•
local laws restricting learners from pursuing certifications, degrees, or other credentials through online education platforms such as ours or limiting the availability of financial aid to finance online education;
•
data privacy laws that may require data to be handled in a specific manner, including storing and processing data solely on local servers, which is a capability we currently do not have;
•
difficulties in staffing and managing foreign operations, including in countries in which foreign employees may become part of labor unions, employee representative bodies, workers’ councils or collective bargaining agreements, and challenges relating to work stoppages or slowdowns;
•
different pricing environments, longer sales cycles, longer accounts receivable payment cycles, and collections issues;
•
new and different sources of competition and practices which may favor local competitors;
•
weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;
•
compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection, and anti-bribery laws and regulations such as the U.S. Foreign Corrupt Practices Act;
•
increased financial accounting and reporting burdens and complexities;
•
risks associated with foreign tax regimes, trade tariffs, or similar issues, which could negatively impact international adoption of our offerings;
•
adverse tax consequences, including the potential for required withholding taxes for our overseas employees; and
•
regional and economic political conditions.

Further, as we continue to expand internationally, we will become more exposed to fluctuations in currency exchange rates. Future agreements with international partners may provide for payments to us to be denominated in local currencies, and in such cases, fluctuations in the value of the U.S. dollar and foreign currencies could impact our operating results when translated into U.S. dollars. Further, the strengthening of the U.S. dollar relative to foreign currencies could increase the real cost of our platform for our learners and partners outside of the United States, which could lead to the lengthening of our sales cycle or reduced demand for our platform. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and results of operations would be adversely affected. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure, which would adversely affect our financial condition and results of operations.

Our results of operations could be adversely affected by natural disasters, public health crises, political crises, or other catastrophic events.

Our business and operations could be materially and adversely affected in the event of earthquakes, floods, fires, telecommunications failures, blackouts or other power losses, break-ins, acts of terrorism, political crises, inclement weather, public health crises, pandemics or endemics, or other catastrophic events. In particular, our executive offices are located in the San Francisco Bay Area, an earthquake-sensitive area and one that has been increasingly vulnerable to wildfires, and, damage to or total destruction of our executive offices resulting from earthquakes may not be covered in whole or in part by any insurance we may have. If floods, fire, inclement weather including extreme rain, wind, heat, or cold, or accidents due to human error were to occur and cause damage to our properties, or if our operations were interrupted by telecommunications failures, blackouts, acts of terrorism, political or geopolitical crises or public health crises, our results of operations would suffer, especially if such events were to occur during peak periods. We may not be able to effectively shift our operations due to disruptions arising from the occurrence of such events, and our business could be affected adversely as a result.

Our metrics and market estimates used to evaluate our performance are subject to inherent challenges in measurement, and real or perceived inaccuracies in those estimates may harm our reputation and negatively affect our business.

The metrics we use to evaluate our growth, measure our performance and make strategic decisions are calculated using internal company data and have not been validated by a third party. Our metrics and market estimates may differ from estimates published by third parties or from similarly titled metrics of our competitors or peers due to differences in methodology or the assumptions on which we rely. Additionally, the metrics and forecasts in this prospectus relating to the size and expected growth of our addressable market may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth forecasted in this prospectus, our business could fail to grow at similar rates, if at all. If securities analysts or investors do not consider our or market metrics to be accurate representations of our business, or if we discover material inaccuracies in such estimates, then the market price of our common stock could decline, our reputation and brand could be harmed, and our business, financial condition, and results of operations could be adversely affected.

Risks Related to Regulatory Matters and Litigation

If our partners fail to comply with international, federal and state education laws and regulations, including any applicable state authorizations for their programs, it could harm our business and reputation.

Higher education is heavily regulated in the United States and most international jurisdictions. For example, numerous states require education providers to be licensed or authorized in such state simply to enroll persons located in that state into an online education program or to conduct related activities such as marketing. If any of our partners were found to be in non-compliance with any of the laws, regulations, standards or policies related to state authorization, the partner could lose their ability to operate in certain states, and if such non-compliance extended to a material contingent of our partners and such partners lost the ability to operate in certain states, our revenue could decline.

Additionally, the vast majority of our U.S.-based college and university partners participate in the federal student financial assistance programs under Title IV of the Higher Education Act of 1965, as amended (“HEA”), and are subject to extensive regulation by the U.S. Department of Education (“DOE”), as well as various state agencies, licensing boards and accrediting agencies. To participate in the Title IV programs, an institution must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting agency recognized by the DOE, and be certified by the DOE as an eligible institution.

The regulations, standards, and policies of our college and university partners’ regulators are complex, change frequently and are often subject to differing interpretation. Changes in, or new interpretations of, applicable laws, regulations or standards could compromise our college and university partners’ accreditation, authorization to offer online learning in various states or countries, permissible activities, or access to federal funds under the Title IV programs. We cannot predict with certainty how the requirements applicable to our college and university partners will be interpreted, including in the case of new laws or regulations for which no, or insufficient, interpretative guidance exists, or whether our college and university partners will be able to comply with these requirements in the future. Some regulations were designed to regulate in-person, correspondence or other types of learning experiences not offered online and may be difficult to interpret or apply to the types of programs offered by our partners on our platform. In addition, there is no assurance that degrees or certifications earned through an institution in one jurisdiction will be recognized as valid or sufficient in other jurisdictions, including internationally, for employment, to satisfy prerequisites for advanced degrees, or other opportunities. Our international college and university partners are subject to similarly extensive legislation, regulation, and oversight.

Our future growth could be impaired if we or our partners fail to obtain timely approval from applicable regulatory agencies to offer new programs, make substantive changes to existing programs or expand their programs into or within certain states.

Our U.S. partners are required to obtain the appropriate approvals from the DOE and applicable state and accrediting regulatory agencies for new programs, which may be conditioned, delayed, or denied in a manner that could impair our future growth. Similar approvals and reviews may be required for programs from our partners based outside the United States, and for our partners to offer programs in other countries. Education regulatory agencies may experience increases in the volume of requests for approvals as a result of new distance learning programs and adjustments to new regulations. Any such increases in volume could result in delays to various approvals our partner institutions request, and any such delays could in turn delay the timing of our ability to generate revenue from our partners’ programs.

Our partners, both U.S. and international, may be required to be authorized in certain states to offer online programs, engage in advertising or recruiting and operate externships, internships, technical training, or other forms of field experience, depending on state law. Although many of our programs are offered by U.S.-based higher education institutions that hold such authorizations or participate in an appropriate state reciprocity agreement such as the State Authorization Reciprocity Agreement (“SARA”), other partners are not traditional education institutions or operate outside the United States and do not hold such state authorizations. Further, even U.S.-based higher education institutions could lose a necessary authorization either because it lapses or is revoked by a state agency. Such partners could also lack, or lose, the ability to participate in a reciprocity agreement that provides the basis for their authorization in multiple states. For example, California higher education institutions currently do not participate in SARA. Unless we choose to seek authorization in our own name, which we have not done to date, the loss of or failure by a partner to obtain a necessary state authorization would, among other things, limit our ability to deliver content to learners in that state, either for degree or nondegree programs, render the partner and its learners in that state ineligible to participate in Title IV or other financial aid programs, diminish the attractiveness of the partner’s programs, and ultimately compromise our ability to generate revenue. For example, in Iowa, while the state’s regulations and their application to our business are subject to differing interpretations, we may need to limit or prevent enrollments in certain programs offered by partners based outside the United States because they do not meet the requirement that institutions be accredited by an accrediting agency recognized by the DOE. In addition, if we or any of our partners fail to comply with any state agency’s rules, regulations, or standards beyond authorizations, the state agency could limit the ability of the partner to offer programs in that state or limit our ability to perform our contractual obligations to our partner in that state.

We or our partners may also be required to obtain appropriate approvals under international education laws and regulations. For example, a recent Indian regulation relating to online higher education requires, among other things, that learning platforms utilized by Indian universities to offer online degrees be approved by a technical committee of the Indian regulator. Seeking such approval could be a complex and time-consuming process, since the requirement is new, and as such there is no certainty as to the timing and standard of review for international platforms, or even whether international platforms are permitted to apply for approval. In addition, we may lack the knowledge and resources to successfully pursue an application without the support of one or more of our Indian university partners.

If we or our partners fail to obtain or maintain necessary authorizations, or we or our partners violate applicable laws and regulations, learners in relevant programs could be adversely affected and we could lose our ability to operate in that state, and our ability to generate revenue would be adversely affected.

If our partners fail to maintain institutional accreditation for their programs, our revenue could be materially adversely affected.

The loss or suspension of a partner’s accreditation or other adverse action by the partner’s institutional accreditor would render the institution or its program ineligible to participate in Title IV programs or similar government funding programs that may be in place and available to students enrolled at our Degrees partners based outside of the United States, could prevent the partner from offering certain educational programs, and could make it impossible for the graduates of the partner’s program to practice the profession for which they trained. If any of these results occurs, it could hurt our ability to generate revenue from that program.

Our activities are subject to international, federal and state education accessibility, and consumer protection laws and regulations and other requirements.

As a service provider to higher education institutions both in the United States and internationally, either directly or indirectly through our arrangements with partners, we are required to comply with certain education laws and regulations.

Our platform is also subject to various requirements relating to accessibility for learners with disabilities. Certain requirements of Title II and Title III of the Americans with Disabilities Act apply to us and to our public and private university partners, Section 504 of the Rehabilitation Act of 1974 (the “Rehabilitation Act”) applies to our partners that receive federal funding, and Section 508 of the Rehabilitation Act, which sets accessibility standards for websites of federal departments and agencies, applies to certain of our government customers. Further, in the absence of definitive federal rulemaking, the Web Content Accessibility Guidelines 2.1, a set of recommendations and technical standards for making websites accessible to individuals with disabilities published by the World Wide Web Consortium, have become the effective standard for learner-facing aspects of our platform. We may not be successful in ensuring that our offerings and services meet these changing statutory and regulatory requirements, which could make our solutions less attractive to our partners and customers, and we expect to incur ongoing costs of compliance. In addition, we have structured our learner subscription plans to charge learners on a recurring basis, and as a result we must comply with complex federal and state laws and regulations related to automatic renewal, unfair competition, and false advertising. These laws, among other things, require us to make specific disclosures in specific ways at the time a learner purchases a subscription, and obtain the learner’s express consent to the recurring charges. The penalties for failing to comply with these requirements can be severe, including rendering the subscription contract null and void, and allowing the consumer to treat any services provided under such a contract as a gift, and any failure to comply with these requirements may constitute violations of more general consumer protection laws.

Failure to comply with any of these laws and regulations could result in breach of contract and indemnification claims and could cause damage to our reputation and impair our ability to grow our business and achieve profitability.

Activities of the U.S. Congress, such as changes in spending policies or budget priorities for government funding of colleges, universities, schools and other education providers, could result in adverse legislation or regulatory action.

Our partners include colleges, universities, and other education providers, many of which depend substantially on government funding. Accordingly, any general decrease, delay, or change in federal, state, or local funding for colleges, universities, and other education providers could cause our current and potential partners to reduce their use of our platform, or delay development of content for our platform, any of which could cause us to lose learners and revenue.

In addition, the increased scrutiny and results-based accountability initiatives in the education sector, as well as ongoing policy differences in Congress regarding spending levels, could lead to significant changes in connection with the upcoming reauthorization of the HEA or otherwise. These changes may place additional regulatory burdens on postsecondary schools participating in the Title IV programs generally, and specific changes may be targeted at companies like us that serve higher education within the United States. The adoption of any laws or regulations that limit our ability to provide our bundled services to our partners could compromise our ability to offer their programs or make our solutions less attractive to them. Congress could also enact laws or regulations that require us to modify our practices in ways that could increase our costs.

Regulatory activities and initiatives of the DOE may have similar consequences for our business even in the absence of Congressional action. No assurances can be given as to how any new rules may affect our business.

Our business model has been validated by a DOE “dear colleague letter”, but such validation is not codified by statute or regulation and may be subject to change.

Each institution that participates in Title IV programs agrees, as a condition of its eligibility to participate in those programs, that it will not “provide any commission, bonus, or other incentive payment based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid, to any person or entity who is engaged in any student recruitment or admission activity, or in making decisions regarding the award of Title IV HEA program funds.” The vast majority of our U.S.-based partners participate in the Title IV programs. Although this rule, referred to as the incentive compensation rule, generally prohibits entities or individuals from receiving incentive-based compensation payments for the successful recruitment, admission, or enrollment of learners, the DOE provided clarifying guidance in March 2011 interpreting the incentive compensation rule as permitting tuition revenue-sharing arrangements known as the “bundled services exception.” Our current business model relies heavily on the bundled services exception to enter into tuition revenue-sharing agreements with partner colleges and universities.

The “dear colleague letter” (“DCL”) issued by the DOE on March 17, 2011 sets forth the official guidance of the DOE regarding various regulations that were implemented around that time. The DCL affirms that “[t]he Department generally views payment based on the amount of tuition generated as an indirect payment of incentive compensation based on success in recruitment and therefore a prohibited basis upon which to measure the value of the services provided.” The DCL, however, in Example 2-B, clarified an important exception to this prohibition for a business model that complies with the bundled services exception: “A third party that is not affiliated with the institution it serves and is not affiliated with any other institution that provides educational services, which third party provides bundled services to the institution including marketing, enrollment application assistance, recruitment services, course support for online delivery of courses, the provision of technology, placement services for internships, or student career counseling, may receive from an institution an amount based on tuition generated for the institution by the third-party’s activities for all bundled services that are offered and provided collectively, as long as the third party does not make prohibited compensation payments to its employees, and the institution does not pay the third party separately for student recruitment services provided by the entity.”

The DCL guidance indicates that an arrangement that complies with Example 2-B will be deemed to be in compliance with the incentive compensation provisions of the HEA and the DOE’s regulations. Our business model and contractual arrangements with our U.S.-based partners are designed to follow Example 2-B in the DCL. However, the inherent ambiguity in the DCL and the incentive compensation rule creates the risk that DOE or a court, including, notably, in the context of a “whistleblower” claim under the federal False Claims Act, could disagree with that interpretation. If the DOE or a court determined that our business model or even the practices of a subcontractor did not meet the bundled services exception, we could have contractual obligations to our U.S.-based partners such as indemnifying a partner from private claims or government investigations or demands for repayment of Title IV program funds. Even if such claims are without merit, they could cause reputational harm, cause us to incur significant defense costs, result in the termination of our U.S.-based partner agreements, and negatively impact our ability to enter into new agreements.

Further, because the bundled services rule was promulgated by agency guidance through the DCL and is not codified by statute or regulation, there is risk that the exception could be altered or removed without prior notice, public comment period, or other administrative procedural requirements that accompany formal agency rulemaking. Due to the recent U.S. federal election and resulting administrative changes, we can offer no assurances as to whether the DCL represents the current interpretation of the DOE, and the bundled services exception could be reviewed, altered, or vacated in the future. In addition, the legal weight the DCL would carry in litigation over the propriety of any specific compensation arrangements under the HEA or the incentive compensation rule is uncertain. We can offer no assurances as to whether the exception in the DCL would be upheld by a court or how it would be interpreted. The revision, removal, or invalidation of the bundled services exception by Congress, the DOE, or a court, whether in an action involving our company or our partners, or in action that does not involve us, could require us to change our business model and renegotiate the terms of our college and university partner agreements and could compromise our ability to generate revenue.

If we violate the misrepresentation rule, or similar federal and state regulatory requirements, we could face fines, sanctions and other liabilities.

Under our contracts with U.S.-based partners, we are required to comply with other regulations promulgated by the DOE and comparable state laws that affect our marketing activities, including the misrepresentation rule. The misrepresentation rule is broad in scope and applies to statements our employees or agents may make about the nature of a partner’s program, a partner’s financial charges or the employability of a partner’s program graduates. A violation of this rule or other federal or state regulations applicable to our marketing activities by an employee or agent performing services for partners could damage our reputation, result in the termination of partner agreements, require us to pay fines or other monetary penalties, and require us to pay the fees associated with indemnifying a partner from private claims or government investigations.

We are required to comply with The Family Educational Rights and Privacy Act (“FERPA”), and failure to do so could harm our reputation and negatively affect our business.

FERPA generally prohibits an institution of higher education from disclosing personally identifiable information from a learner’s education records without the learner’s consent. Our U.S.-based university degree and certificate partners and Coursera for Campus customers and their learners disclose to us certain information that originates from or composes a learner education record under FERPA. Through our contracts to provide services to institutions, we are indirectly subject to FERPA, and we may not transfer or otherwise disclose any personally identifiable information from a learner record to another party other than in a manner permitted under the statute and any applicable contract. If we violate FERPA, it could result in a material breach of agreement with one or more of our partners and could harm our reputation. Further, in the event that we disclose learner information in violation of FERPA, the DOE could require a partner to suspend our access to their learner information for at least five years.

We could face liability, or our reputation might be harmed, as a result of the activities of our customers and educators for content on or accessible through our platform.

In some instances, various articles or other third-party content may be posted to our platform by customers and educators for use in class discussions or within asynchronous lessons. The laws governing the fair use of these third-party materials are imprecise and adjudicated on a case-by-case basis, which makes it challenging to adopt and implement appropriately balanced institutional policies governing these practices. As a result, we could incur liability to third parties for the unauthorized duplication, distribution or other use of this material. In addition, third parties may allege misappropriation, plagiarism, or similar claims related to content appearing on our platform. Any such claims, including claims of defamation, disparagement, negligence, warranty, misappropriation, or personal harm, could subject us to costly litigation and impose a significant strain on our financial resources and management personnel, regardless of whether the claims have merit. Our various liability insurance coverages may not cover potential claims of this type adequately or at all, and we may be required to alter or cease our uses of such material, which may include changing or removing content from courses or altering the functionality of our platform, or be required to pay monetary damages.

While we rely on a variety of statutory and common-law frameworks and defenses, including those provided by the Digital Millennium Copyright Act of 1998 (“DMCA”), the Communications Decency Act (“CDA”), the fair-use doctrine in the United States and the E-Commerce Directive in the European Union, differences between statutes, limitations on immunity, requirements to maintain immunity, and moderation efforts in the many jurisdictions in which we operate may affect our ability to rely on these frameworks and defenses, or create uncertainty regarding liability for information or content uploaded by partners or learners or otherwise contributed by third-parties to our platform. Moreover, regulators in the United States and in other countries in which we operate may introduce new regulatory regimes that increase potential liability for information or content available on our platform, or which impose additional obligations to monitor such information or content, which could increase our costs.

We are subject to governmental export and import controls and anti-corruption laws and regulations that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.

Our business activities are subject to various restrictions under U.S. export and similar laws and regulations, including the U.S. Department of Commerce’s Export Administration Regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. The U.S. export control laws and U.S. economic sanctions laws include restrictions or prohibitions on the sale of certain services to U.S. embargoed or sanctioned countries, governments, persons, and entities. In addition, various countries regulate the import of certain technology and have enacted or could enact laws that could limit our ability to provide learners access to our platform or could limit our learners’ ability to access or use our services in those countries.

Although we take precautions to prevent our platform from being provided in violation of such laws, our platform could be provided inadvertently in violation of such laws, despite the precautions we take. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to civil or criminal penalties, including the possible loss of export privileges and fines. We may also be adversely affected through penalties, reputational harm, loss of access to certain markets, or otherwise. In addition, various countries regulate the import and export of certain encryption and other technology, including import and export permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our platform or could limit our learners’ ability to access our platform in those countries. Changes in our platform, or future changes in export and import regulations, may prevent our international learners from utilizing our platform or, in some cases, prevent the export or import of our platform to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions, or related legislation or changes in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell subscriptions to our platform to, existing or potential learners internationally. Any decreased use of our platform or limitation on our ability to export or sell our platform would adversely affect our business, results of operations, and financial results.

We are also subject to various domestic and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, as well as other similar anti-bribery and anti-kickback laws and regulations. These laws and regulations generally prohibit companies and their employees and intermediaries from authorizing, offering, providing, and accepting improper payments or benefits for improper purposes. These laws also require that we keep accurate books and records and maintain compliance procedures designed to prevent any such actions. Although we take precautions to prevent violations of these laws, our exposure for violating these laws increases as our international presence expands and as we increase sales and operations in foreign jurisdictions.

We may become involved in claims, lawsuits, government investigations, and other proceedings that could adversely affect our business, financial condition, and results of operations.

From time to time, we may become involved in litigation matters, such as matters incidental to the ordinary course of our business, including intellectual property, commercial, employment, class action, whistleblower, accessibility, and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. In addition, the expense of litigation and the timing of these expenses from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations.

Risks Related to Privacy, Cybersecurity, and Infrastructure

If sensitive information about our partners, their employees, or our learners is disclosed, or if we or our third-party providers are subject to cyber-attacks, use of our platform could be curtailed, we may be exposed to liability and our reputation would suffer.

Although we do not directly collect, transmit, and store financial information such as credit cards and other payment information, we utilize third-party payment processors who provide these services on our behalf. We also collect and store certain personally identifiable information provided by our partners and learners, such as names and email addresses. The collection, transmission and storage of such information is subject to stringent legal and regulatory obligations. Some of our third-party service providers, such as identity verification and payment processing providers, also regularly have access to personal data. In an effort to protect sensitive information, we rely on a variety of security measures, including encryption and authentication technology licensed from third parties. However, advances in computer capabilities, increasingly sophisticated tools and methods used by hackers and cyber terrorists, new discoveries in the field of cryptography, or other developments may result in our failure or inability to adequately protect sensitive information.

Our platform is vulnerable to power outages, telecommunications failures, and catastrophic events, as well as computer viruses, worms, malicious code, break-ins, phishing attacks, denial-of-service attacks, and other cyber-attacks. Any of these incidents could lead to interruptions or shutdowns of our platform, loss of data, or unauthorized disclosure of personally identifiable or other sensitive information. Cyber-attacks could also result in the theft of our intellectual property. If we gain greater visibility, we may face a higher risk of being targeted by cyber-attacks. Advances in computer capabilities, new technological discoveries, or other developments may result in cyber-attacks becoming more sophisticated and more difficult to detect.

Any failure or perceived failure by us to comply with our privacy policies, our privacy or data protection obligations to learners or other third parties, or our privacy or data protection legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which may include personally identifiable information or other data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause learners to lose trust in us, which could have an adverse effect on our business.

Further, if we or our third-party service providers experience security breaches that result in platform performance or availability problems or the loss or unauthorized disclosure of sensitive information, our reputation and ability to maintain existing, or attract new, partners and learners could be materially adversely affected, and our existing partners could scale back their programs or elect to not renew their agreements, prospective learners could decline to enroll or stay enrolled in our partners’ programs, and we could be subject to third-party lawsuits, regulatory fines, or other action or liability. Further, any reputational damage resulting from breach of our security measures could create distrust of our company by prospective partners or learners.

We and our third-party service providers may not have the resources or technical sophistication to anticipate or prevent all such cyber-attacks. Moreover, techniques used to obtain unauthorized access to systems change frequently and may not be known until launched against us or our third-party service providers. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or employees of our third-party service providers.

We expect to incur ongoing costs associated with the detection and prevention of security breaches and other security-related incidents. We may incur additional costs in the event of a security breach or other security-related incident. Any actual or perceived compromise of our systems or data security measures or those of third parties with whom we do business, or any failure to prevent or mitigate the loss of personal or other confidential information and delays in detecting or providing notice of any such compromise or loss could disrupt our operations, harm the perception of our security measures, damage our reputation, cause some learners or partners to decrease or stop their use of our platform or relationships with us, and could subject us to litigation, government action, increased transaction fees, regulatory fines or penalties, or other additional costs and liabilities that could harm our business, financial condition, and operating results.

We cannot be certain that our insurance coverage will cover or be adequate for data handling or data security liabilities, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material and adverse effect on our business, including our financial condition, operating results, and reputation.

If the personally identifiable information we collect from our partners, customers, and learners is unlawfully acquired, accessed, or obtained, we could be required to pay substantial fines and bear the cost of investigating the data breach and providing notice to individuals whose personally identifiable information was unlawfully accessed.

In providing services to our partners and customers, we may directly or indirectly have access to personally identifiable information from learners and prospective learners, such as names and email addresses. In the event that the personally identifiable information is unlawfully accessed or acquired, the majority of states and many international jurisdictions have laws that require institutions to investigate and promptly disclose the data breach to learners, usually in writing. Under the terms of our agreements with partners and customers, we may be responsible for the costs of investigating and disclosing data breaches to learners and, in many cases, to partners and customers as well. In addition to costs associated with investigating and fully disclosing a data breach in such instances, we could be subject to substantial monetary fines or private claims by affected parties and our reputation would likely be harmed.

Disruption to or failures of our platform could result in our partners and learners becoming unsatisfied with our platform and could harm our reputation.

The performance and reliability of our platform and the underlying technology are critical to our operations, reputation, and ability to attract and retain partners and learners. Our partners rely on our platform to offer their courses and programs online, and learners must access our platform on a frequent and reliable basis. Our platform is complex and relies on infrastructure provided by third parties, and may contain defects, errors, or vulnerabilities, or may not perform as contemplated. These errors, defects, disruptions, breaches, or other performance problems with our platform could damage our or our partners’ reputations, decrease partner and learner satisfaction and retention, negatively impact our ability to attract new learners and partners, and could result in large indemnity payments to learners and partners for losses suffered or incurred in connection with any such defects or errors on our platform, or other liabilities relating to or arising from our platform. In addition, sustained or recurring disruptions in our platform or its underlying technology could adversely affect our and our partners’ compliance with applicable regulations and accrediting body standards.

Further, if we fail to accurately predict the rate or timing of the growth of our platform, we may be required to incur significant additional costs to maintain reliability. We also depend on the development and maintenance of the Internet infrastructure, including maintenance of reliable Internet networks with the necessary speed, data capacity and security. If we experience failures in our technology infrastructure or do not expand our technology infrastructure successfully, then our ability to attract and retain partners and learners, our growth prospects, and our business would suffer.

We have experienced, and expect that in the future we will experience, interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints, which could affect the availability of services on our platform and prevent or inhibit the ability of learners to access or complete courses and programs on our platform. In particular, our technology infrastructure is currently hosted by third-party data center facilities operated by Amazon Web Services (“AWS”). Any disruption in its services, or any failure of AWS or any future third-party provider to handle the demands of our platform, could significantly harm our business and damage our reputation. We do not have control over the operations of the facilities of the third-party providers that we use, and these facilities may be vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages, and similar events or acts of misconduct.

If we do not maintain the compatibility of our learning management platform with third-party applications that our customers use, our revenue will decline.

A number of our customers integrate our learning management platform with certain learning management systems or learning experience platforms using application programming interfaces (“APIs”) for user management, usage reporting, and content listings and we expect this number of customers to grow. The functionality and popularity of our platform depends, in part, on our ability to integrate our platform with third-party applications and software. Third-party providers of applications may change the features of their applications and software, restrict our access to their applications and software or alter the terms governing use of their applications and access to those applications and software in an adverse manner. Such changes could functionally limit or terminate our ability to use these third-party applications and software in conjunction with our platform, which could negatively impact our offerings and harm our business. If we fail to integrate our platform with new third-party applications and software that our learners and partners can utilize, we may not be able to offer the functionality that our learners and partners need, which would negatively impact our ability to generate revenue and adversely impact our business.

Our payments system depends on third-party providers and is subject to evolving laws and regulations.

We rely on third-party payment processors to process payments made by learners on our platform. We have engaged third-party service providers to perform underlying card processing, currency exchange, identity verification, and fraud analysis services. If these service providers do not perform adequately or if they terminate their relationships with us or refuse to renew their agreements with us on commercially reasonable terms, we will need to find an alternate payment processor and may not be able to secure similar terms or replace such payment processors in an acceptable timeframe. Further, the software and services provided by our third-party payment processors may not meet our expectations, contain errors or vulnerabilities, be compromised or experience outages. Any of these risks could cause us to lose our ability to accept online payments, make payments to our partners, or conduct other payment transactions, any of which could make our platform less convenient and attractive and harm our ability to attract and retain partners and learners. In addition, if these providers increase the fees they charge us, our operating expenses could increase.

The laws and regulations related to payments are complex and vary across different jurisdictions in the United States and globally. As a result, we are required to spend significant time and effort to comply with those laws and regulations. Any failure or claim of our failure to comply, or any failure by our third-party service providers to comply, could cost us substantial resources, could result in liabilities, or could force us to stop offering certain third-party payment services. In addition, as we expand our international operations, we will need to accommodate international payment method alternatives. As we expand the availability of new payment methods in the future, including internationally, we may become subject to additional regulations and compliance requirements.

Further, through our agreement with our third-party credit card processors, we are indirectly subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard. We are also subject to rules governing electronic funds transfers. Any change in these rules and requirements could make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to additional fines and higher transaction fees and lose our ability to accept credit and debit card payments from our learners, process electronic funds transfers or facilitate other types of online payments, and our business and operating results could be adversely affected.

Our business depends to a significant degree on continued access to the Internet and mobile networks.

Our partners and learners rely on access to the Internet and mobile networks to access our platform. Internet service providers may choose to disrupt or degrade our access to our platform or increase the cost of such access. Internet service providers or mobile network operators could also attempt to charge us for providing access to our platform. Although the Federal Communications Commission (“FCC”) recently approved new rules that would prohibit Internet service providers from charging content providers higher rates in order to deliver their content over certain “fast traffic” lanes, these rules will not go into effect until later this year and could be subject to legal challenge or statutory preemption, which could delay or prevent implementation. If the FCC’s rules are not implemented, our business could be adversely impacted. Outside of the United States, government regulation of the Internet, including the idea of network neutrality, may be developing or non-existent. As a result, we could face discriminatory or anti-competitive practices that could impede our growth prospects, increase our costs, and harm our business.

If the mobile solutions available to our learners and partners are not effective, the use of our platform could decline.

Learners have been increasingly accessing our platform on mobile devices through our app in recent years. The smaller screen size and reduced functionality associated with some mobile devices may make the use of our platform more difficult or our partners may believe that online learning through such mobile devices is not effective. Learners accessing our network primarily on mobile devices may not enroll in the courses or the certification, degree, or other credentialing programs offered on our platform as often as those accessing our platform through personal computers, which could result in less revenue for us. If we are not able to provide our partners with the functionality to deliver a rewarding experience on mobile devices, their ability to attract learners to their programs may be harmed and, consequently, our business may suffer.

As new mobile devices and mobile features are released, we may encounter problems in developing or supporting apps for them. In addition, supporting new devices and mobile device operating systems may require substantial time and resources.

The success of our mobile apps could also be harmed by factors outside our control, such as:

•
actions taken by mobile app distributors;
•
unfavorable treatment received by our mobile apps, especially as compared to competing apps, such as the placement of our mobile apps in a mobile app download store;
•
increased costs in the distribution and use our mobile app; or
•
changes in mobile operating systems, such as iOS and Android, that degrade the functionality of our mobile website or mobile apps or that give preferential treatment to competitive offerings.

If our partners or customers, including learners, encounter difficulty accessing or using, or if they choose not to use, our mobile platform, our growth prospects and our business may be adversely affected.

Our use and processing of personal information and other data is subject to laws and obligations relating to privacy and data protection, and our failure to comply with such laws and obligations could harm our business.

In the ordinary course of business, and in particular in connection with merchandising our service to our learners, we collect, process, store and use personal information and data supplied by learners. Numerous federal, state, and foreign laws, rules and regulations govern privacy, data protection, and the collection, use and protection of personal information and other types of data we collect, use, disclose, and otherwise process. These laws, rules, and regulations are constantly evolving, and we expect that there will continue to be new proposed laws, regulations, and industry standards concerning privacy, data protection and information security in the United States, the EU and other jurisdictions.

For example, California has adopted the California Consumer Privacy Act (the “CCPA”), which provides new data privacy rights for California consumers and new operational requirements for covered companies. The CCPA provides that covered companies must provide new disclosures to California consumers and afford such consumers new data privacy rights that include the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The CCPA became operative in January 2020, and its implementing regulations took effect in August 2020. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA provides a private right of action for certain data breaches that is expected to increase data breach litigation. The CCPA may require us to modify our data practices and policies and to incur substantial costs and expenses in an effort to comply. California voters also passed a new privacy law, the California Privacy Rights Act (the “CPRA”), in the November 2020 election. The CPRA significantly modifies the CCPA, including by imposing additional obligations on covered companies and expanding consumers’ rights with respect to certain sensitive personal information, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. In addition, all 50 states have laws including obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and others. Aspects of the CCPA, the CPRA, and other laws and regulations relating to data protection, privacy, and information security, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them.

Similarly, the European Commission adopted a General Data Protection Regulation (the “GDPR”) that became fully effective on May 25, 2018, imposing stringent EU data protection requirements. The GDPR is wide-ranging in scope and imposes numerous additional requirements on companies that process personal data, including imposing special requirements in respect of the processing of personal data, requiring that consent of individuals to whom the personal data relates is obtained in certain circumstances, requiring additional disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security and confidentiality of personal data, creating mandatory data breach notification requirements in certain circumstances, and requiring that certain measures (including contractual requirements) are put in place when engaging third-party processors. The GDPR also provides individuals with various rights in respect of their personal data, including rights of access, erasure, portability, rectification, restriction, and objection.

Further, the United Kingdom’s vote in favor of exiting the European Union, often referred to as Brexit, and ongoing developments in the United Kingdom, have created uncertainty with regard to data protection regulation in the United Kingdom. As of January 1, 2021, and the expiry of transitional arrangements agreed to between the United Kingdom and the European Union, data processing in the United Kingdom is governed by a United Kingdom version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. Pursuant to the Trade and Cooperation Agreement, which went into effect on January 1, 2021, the United Kingdom and the European Union agreed to a specified period during which the United Kingdom will be treated like a European Union member state in relation to transfers of personal data to the United Kingdom for four months from January 1, 2021. This period may be extended by two further months. Unless the European Commission makes an adequacy finding in respect of the United Kingdom before the expiration of such specified period, the United Kingdom will become an inadequate third country under the GDPR and transfers of data from the European Economic Area to the United Kingdom will require a transfer mechanism, such as the standard contractual clauses. Furthermore, following the expiration of the specified period, there will be increasing scope for divergence in application, interpretation, and enforcement of the data protection law as between the United Kingdom and the European Union. Other jurisdictions outside the European Union are similarly introducing or enhancing privacy and data security laws, rules, and regulations, which could increase our compliance costs and the risks associated with noncompliance.

We cannot yet fully determine the impact these or future laws, rules, and regulations may have on our business or operations. These laws, rules and regulations may be inconsistent from one jurisdiction to another, subject to differing interpretations and may be interpreted to conflict with our practices. The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States. The CCPA has prompted a number of proposals for federal and state privacy legislation that, if passed, could increase our potential liability, add layers of complexity to compliance in the U.S. market, increase our compliance costs and adversely affect our business.

Additionally, we may be bound by contractual requirements applicable to our collection, use, processing and disclosure of various types of data, including personal information, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters.

Any failure or perceived failure by us or any third parties with which we do business to comply with these laws, rules and regulations, or with other obligations to which we or such third parties are or may become subject, may result in actions against us by governmental entities or private claims and litigation. Any such action would be expensive to defend, may require the expenditure of substantial legal and other costs and substantial time and resources, may result in fines, penalties or other liabilities, and likely would damage our reputation and adversely affect our business and operating results. In many jurisdictions, enforcement actions and consequences for non-compliance with protection, privacy, and information security laws and regulations are rising. In the United States, possible consequences for non-compliance include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. In the EU, data protection authorities may impose large penalties for violations of the data protection laws, including potential fines of up to €20 million or 4% of annual global revenue, whichever is greater. The authorities have shown a willingness to impose significant fines and issue orders preventing the processing of personal data on non-compliant businesses. Data participants also have a private right of action, as do consumer associations, to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of applicable data protection laws. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards that may legally or contractually apply to us. If we fail to follow these security standards, even if no customer information is compromised, we may incur significant fines or experience a significant increase in costs.

Further, in view of new or modified federal, state, or foreign laws and regulations, industry standards, contractual obligations, and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our services, and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new features could be limited. Privacy, data protection, and information security concerns, whether valid or invalid, may inhibit the use and growth of our platform, particularly in certain foreign countries.

Use of social media, emails, push notifications, and text messages in ways that do not comply with applicable laws and regulations, lead to the loss or infringement of intellectual property, or result in unintended disclosure may harm our reputation or subject us to fines or other penalties.

We use social media, emails, push notifications and text messages as part of our omni-channel approach to marketing. As laws and regulations evolve to govern the use of these channels, the failure by us, our employees, or third parties acting at our direction to comply with applicable laws and regulations in the use of these channels could adversely affect our reputation or subject us to fines or other penalties. In addition, our employees or third parties acting at our direction may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement of intellectual property, as well as the public disclosure of proprietary, confidential, or sensitive personal information of our business, employees, learners, partners or others. Information concerning us or our partners and learners, whether accurate or not, may be posted on social media platforms at any time and may have an adverse impact on our brand, reputation, or business. The harm may be immediate without affording us an opportunity for redress or correction and could have a material adverse effect on our reputation, business, operating results, financial condition, and prospects.

Risks Related to Intellectual Property

Any failure to obtain, maintain, protect or enforce our intellectual property and proprietary rights could impair our ability to protect our proprietary technology and our brand and could materially harm our business.

We rely on a combination of intellectual property rights, contractual protections, and other practices to protect our brand, proprietary information, technologies and processes. We primarily rely on copyright and trade secret laws to protect our proprietary technologies and processes, including the algorithms we use throughout our business. Others may independently develop the same or similar technologies and processes, or may improperly acquire and use information about our technologies and processes, which may allow them to provide a service similar to ours, which could harm our competitive position. Our principal trademark assets include the registered trademark “Coursera” and our logos and taglines. We also hold the rights to the “Coursera.org” Internet domain name and various related domain names, which are subject to Internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. If we are unable to protect our trademarks or domain names, our brand recognition and reputation would suffer, we would incur significant expense establishing new brands and our operating results would be adversely impacted. As of December 31, 2020, we had 14 issued patents relating to technology features of our platform, including identity verification, content delivery and navigation, and automation, which patents expire between 2034 and 2038, and two U.S. pending patent applications also relating to certain technology features of our platform. We cannot predict whether any pending patent application will result in an issued patent that will effectively protect our intellectual property. Even if a patent issues, the patent may be circumvented or its validity may be challenged in proceedings before the U.S. Patent and Trademark Office. In addition, we cannot assure you that every significant feature of technology and services will be protected by any patent or patent application. Further, to the extent we pursue patent protection for our innovations, patents we may apply for may not issue, and patents that do issue or that we acquire may not provide us with any competitive advantages or may be challenged by third parties. There can be no assurance that any patents we obtain will adequately protect our inventions or survive a legal challenge, as the legal standards relating to the validity, enforceability, and scope of protection of patent and other intellectual property rights are uncertain.

Third parties may challenge any patents, copyrights, trademarks, and other intellectual property and proprietary rights owned or held by us or may knowingly or unknowingly infringe, misappropriate or otherwise violate our patents, copyrights, trademarks, and other proprietary rights. We may be required to spend significant resources to monitor and protect our intellectual property rights, and the efforts we take to protect our proprietary rights may not be sufficient. Even if we do detect violations, we may need to engage in litigation to enforce our intellectual property rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert our management’s attention. In addition, our efforts may be met with defenses and counterclaims challenging the validity and enforceability of our intellectual property rights or may result in a court determining that our intellectual property rights are unenforceable. If we are unable to cost-effectively protect our intellectual property rights, then our business could be harmed. An adverse decision in any of these legal actions could limit our ability to assert our intellectual property or proprietary rights, limit the value of our intellectual property or proprietary rights or otherwise negatively impact our business, financial condition and results of operations. If the protection of our intellectual property and proprietary rights is inadequate to prevent use or misappropriation by third parties, the value of our brand and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to customers and potential customers may become confused in the marketplace and our ability to attract customers may be adversely affected.

We may be subject to intellectual property claims, which are extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies in the future.

Companies in the technology industry are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. We periodically receive notices that claim we have infringed, misappropriated, or misused other parties’ intellectual property rights. To the extent we gain greater public recognition, we may face a higher risk of being the subject of intellectual property claims. Any intellectual property claims against us, with or without merit, could be time consuming and expensive to settle or litigate and could divert the attention of our management. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters.

In addition, some of our competitors have extensive portfolios of issued patents. Many potential litigants, including some of our competitors and patent holding companies, have the ability to dedicate substantial resources to enforcing their intellectual property rights. Any claims successfully brought against us could subject us to significant liability for damages and we may be required to stop using technology or other intellectual property alleged to be in violation of a third party’s rights. We also might be required to seek a license for third-party intellectual property. Even if a license is available, we could be required to pay significant royalties or submit to unreasonable terms, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. If we cannot license or develop technology for any allegedly infringing aspect of our business, we would be forced to limit our service and may be unable to compete effectively. Any of these results could harm our business.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and proprietary information.

We have devoted substantial resources to the development of our intellectual property and proprietary rights. In order to protect our intellectual property and proprietary rights, we rely in part on confidentiality agreements with our employees, licensees, independent contractors and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Our use of “open source” software could negatively affect our ability to offer our solutions and subject us to possible litigation.

A substantial portion of our platform and our solutions incorporates so-called “open source” software, and we may incorporate additional open source software in the future. Open source software is generally freely accessible, usable and modifiable. Certain open source licenses may, in certain circumstances, require us: (i) to offer our solutions that incorporate the open source software for no cost; (ii) to make available source code for modifications or derivative works we create based upon, incorporating or using the open source software; and (iii) to license such modifications or derivative works under the terms of the particular open source license. If an author or other third party that distributes open source software we use were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations, could be required to disclose our proprietary code and could be subject to significant damages, including being enjoined from the offering of our solutions that contained the open source software and being required to comply with the foregoing conditions, which could disrupt our ability to offer the affected solutions. We could also be subject to suits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, and have a negative effect on our operating results and financial condition.

Individuals that appear in content hosted on our platform may claim violation of their rights.

Faculty and learners that appear in video segments hosted on our platform may claim that proper assignments, licenses, consents, and releases were not obtained for use of their likenesses, images or other contributed content. Our partners are contractually required to ensure that proper assignments, licenses, consents, and releases are obtained for their course material, but we do not know with certainty that they have obtained all necessary rights. Moreover, the laws governing rights of publicity and privacy, and the laws governing faculty ownership of course content, are imprecise and adjudicated on a case-by-case basis, such that the enforcement of agreements to transfer the necessary rights is unclear. As a result, we could incur liability to third parties for the unauthorized duplication, display, distribution, or other use of this material. Any such claims could subject us to costly litigation and impose a significant strain on our financial resources and management personnel, regardless of whether the claims have merit. Our various liability insurance coverages may not cover potential claims of this type adequately or at all, and we may be required to alter or cease our use of such material, which may include changing or removing content from courses, or to pay monetary damages. Moreover, claims by faculty and learners could damage our reputation, regardless of whether such claims have merit.

Risks Relating to Our Existence as a Public Benefit Corporation

Although we operate as a Delaware public benefit corporation, we cannot provide any assurance that we will achieve our public benefit purpose.

As a Delaware public benefit corporation (“PBC”), we are required to produce a public benefit and to operate in a responsible and sustainable manner, balancing our stockholders’ pecuniary interests, the best interests of those materially affected by our conduct, and the public benefit identified by our certificate of incorporation. There is no assurance that we will achieve our public benefit purpose or that the expected positive impact from being a PBC will be realized, which could have a material adverse effect on our reputation, which in turn may have a material adverse effect on our business, results of operations and financial condition.

As a PBC, we are required to publicly disclose at least biennially on our overall public benefit performance and on our assessment of our success in achieving our specific public benefit purpose. If we are not timely or are unable to provide this report, or if the report is not viewed favorably by parties doing business with us or by regulators or others reviewing our credentials, our reputation and status as a PBC may be harmed.

If our publicly reported B Corp score declines, our reputation could be harmed and our business could suffer.

We have been certified as a B Corp through B Lab. Our business model and brand could be harmed if we are unable to maintain certification as a B Corp. B Corp status is a certification that requires us to consider the impact of our decisions on our employees, partners, learners, community, and the environment. We believe that our B Corp status enables us to strengthen our credibility and trust among our customers and partners. Whether due to our choice or our failure to meet B Lab’s certification requirements, any change in our status could create a perception that we are more focused on financial performance and no longer as committed to the values shared by B Corps. Likewise, our reputation could be harmed if our publicly reported B Corp score declines and there is a perception that we are no longer committed to the B Corp standards. Similarly, our reputation could be harmed if we take actions that are perceived to be misaligned with B Corp values.

As a PBC, our focus on a specific public benefit purpose and producing a positive effect for society may negatively impact our financial performance.

Unlike traditional corporations, which have a fiduciary duty to focus exclusively on maximizing stockholder value, our directors have a fiduciary duty to consider not only the stockholders’ interests, but also the company’s specific public benefit and the interests of other stakeholders affected by our actions. Therefore, we may take actions that we believe will be in the best interests of those stakeholders materially affected by our specific benefit purpose, even if those actions do not maximize our financial results. While we intend for this public benefit designation and obligation to provide an overall net benefit to us and our partners and learners, it could instead cause us to make decisions and take actions without seeking to maximize the income generated from our business, and hence available for distribution to our stockholders. Our pursuit of longer-term or non-pecuniary benefits may not materialize within the timeframe we expect or at all and may have an immediate negative effect on any amounts available for distribution to our stockholders. Accordingly, being a PBC and complying with our related obligations could harm our business, results of operations, and financial condition, which in turn could cause our stock price to decline.

Additionally, as a PBC, we may be less attractive as a takeover target than a traditional company and, therefore, your ability to realize your investment through an acquisition may be limited. PBCs may also not be attractive targets for activists or hedge fund investors because new directors would still have to consider and give appropriate weight to the public benefit along with stockholder value, and stockholders can enforce this through derivative suits. Further, by requiring the boards of directors of PBCs consider additional constituencies other than maximizing stockholder value, Delaware public benefit corporation law could potentially make it easier for a board to reject a hostile bid, even where the takeover would provide the greatest short-term financial yield to investors.

Our directors have a fiduciary duty to consider not only our shareholders’ interests, but also our specific public benefit and the interests of other stakeholders affected by our actions. If a conflict between such interests arises, there is no guarantee such a conflict would be resolved in favor of our shareholders.

While directors of traditional corporations are required to make decisions they believe to be in the best interests of their shareholders, directors of a PBC have a fiduciary duty to consider not only the shareholders’ interests, but also the company’s specific public benefit and the interests of other stakeholders affected by the company’s actions. Under Delaware law, directors are shielded from liability for breach of these obligations if they make informed and disinterested decisions that serve a rational purpose. Thus, unlike traditional corporations which must focus exclusively on shareholder value, our directors are not merely permitted, but obligated, to consider our specific public benefit and the interests of other stakeholders. In the event of a conflict between the interests of our shareholders and the interests of our specific public benefit or our other stakeholders, our directors must only make informed and disinterested decisions that serve a rational purpose; thus, there is no guarantee such a conflict would be resolved in favor of our shareholders, which could harm our business, results of operations, and financial condition, which in turn could cause our stock price to decline.

Our focus on the long-term best interests of our company as a PBC and our consideration of all of our stakeholders, including our shareholders, learners, partners, employees, the communities in which we operate, and other stakeholders that we may identify from time to time, may conflict with short- or medium-term financial interests and business performance, which may negatively impact the value of our common stock.

We believe that focusing on the long-term best interests of our company as a public benefit corporation and our consideration of all of our stakeholders, including our shareholders, learners, partners, employees, the communities in which we operate, and other stakeholders we may identify from time to time, is essential to the long-term success of our company and to long-term shareholder value. Therefore, we have, and may in the future, make decisions that we believe are in the long-term best interests of our company and our shareholders, even if such decisions may negatively impact the short- or medium-term performance of our business, results of operations, and financial condition or the short- or medium-term performance of our common stock. Our commitment to pursuing long-term value for the company and its shareholders, potentially at the expense of short- or medium-term performance, may materially adversely affect the trading price of our common stock, including by making owning our common stock less appealing to investors who are focused on returns over a shorter time horizon. Our decisions and actions in pursuit of long-term success and long-term shareholder value, which may include changes to our platform to enhance the experience of our learners, partners, and the communities in which we operate, including by improving the trust and safety of our platform, changes in the manner in which we deliver community support, investing in our relationships with our learners, partners, and employees, investing in and introducing new offerings and services, investing in social impact initiatives consistent with our public benefit objectives, or changes in our approach to working with local or national jurisdictions on laws and regulations governing our business, may not result in the long-term benefits that we expect, in which case our business, results of operations, and financial condition, as well as the trading price of our common stock, could be materially adversely affected.

As a Delaware PBC, we may be subject to increased derivative litigation concerning our duty to balance stockholder and public benefit interest, the occurrence of which may have an adverse impact on our financial condition and results of operations.

Stockholders of a Delaware PBC (if they, individually or collectively, own the lesser of (i) two percent of the company’s outstanding shares, or (ii) shares with a market value of $2 million or more on the date the lawsuit is instituted) are entitled to file a derivative lawsuit claiming the directors failed to balance stockholder and public benefit interests. Such derivative suits would be subject to the exclusive forum provision in our amended and restated certificate of incorporation, requiring them to be heard in the Delaware Chancery Court (or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware). This potential liability does not exist for traditional corporations. Therefore, we may be subject to the possibility of increased derivative litigation, which would require the attention of our management, and, as a result, may adversely impact our management’s ability to effectively execute our strategy. Additionally, any such derivative litigation may be costly, which may harm our financial condition and results of operations.

If we cannot maintain our company culture and public benefit commitment, our business could be harmed.

We believe that our company culture has been critical to our success. In addition, we believe that our status as a Delaware PBC and our commitment to providing global access to flexible and affordable world-class learning that supports personal development, career advancement, and economic opportunity distinguish us from our competitors and promote a relationship among our partners, learners, and employees founded on trust. However, we face a number of challenges that may affect our ability to sustain our corporate culture, including:

•
a need to identify, attract, reward and retain people in leadership positions in our organization who share and further our culture, values, mission, and public benefit objectives;
•
the increasing size and geographic diversity of our workforce, and our ability to promote a uniform and consistent culture across all our offices and employees, including in a remote work environment;
•
the market perception about our public benefit objectives;
•
competitive pressures that may divert us from our mission, vision, and values;
•
the continued challenges of a rapidly evolving industry; and
•
the increasing need to develop expertise in new areas of business that affect us.

If we are unable to maintain our company culture and demonstrate our commitment to our mission as a PBC, it could harm our business and reputation.

Risks Related to Tax, Accounting, and Operations

Our business may be subject to sales and other taxes.

The application of indirect taxes, such as sales and use tax, value-added tax (“VAT”), provincial taxes, goods and services tax, business tax and gross receipt tax to businesses like ours is a complex and evolving issue. For example, as of January 1, 2015, the European Union imposed an obligation on platforms to collect and remit VAT on sales of automatically downloaded digital items, and we are in the process of implementing such collection and remittance procedures. Significant judgment is required to evaluate applicable tax obligations and as a result amounts recorded are estimates and could change. In many cases, the ultimate tax determination is uncertain because it is not clear how existing statutes apply to our business. One or more states, the federal government or other countries may seek to impose additional reporting, record-keeping, or indirect tax collection obligations on businesses like ours that facilitate online commerce. For example, the U.S. Congress is currently considering the “Marketplace Fairness Act,” which would grant states the authority to require online merchants to collect sales tax on online sales at the time a transaction is completed. New taxes could also require us to incur substantial costs to capture data and collect and remit taxes. If such obligations were imposed, the additional costs associated with tax collection, remittance, and audit requirements could make accessing offerings through our platform less attractive and more costly, which could harm our business.

Amendments to existing tax laws, rules or regulations or enactment of new unfavorable tax laws, rules or regulations could have an adverse effect on our business and operating results.

Many of the underlying laws, rules and regulations imposing taxes and other obligations were established before the growth of the Internet and ecommerce. U.S. federal, state and local taxing authorities are currently reviewing the appropriate treatment of companies engaged in Internet commerce and considering changes to existing tax or other laws that could levy sales, income, consumption, use, or other taxes relating to our activities, and/or impose obligations on us to collect such taxes. If such tax or other laws, rules or regulations are amended, or if new unfavorable laws, rules or regulations are enacted, the results could increase our tax payments or other obligations, prospectively or retrospectively, subject us to interest and penalties, decrease the demand for our services if we pass on such costs to our partners or learners, result in increased costs to update or expand our technical or administrative infrastructure, or effectively limit the scope of our business activities if we decided not to conduct business in particular jurisdictions. As a result, these changes may have a material adverse effect on our business, results of operations, financial condition, and prospects.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial net operating losses (“NOLs”) during our history. Unused NOLs may carry forward to offset future taxable income if we achieve profitability in the future, unless such NOLs expire under applicable tax laws. However, under the rules of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its NOLs and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. The applicable rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company, as well as changes in ownership arising from new issuances of stock by the company. As a result of these rules, in the event that we experience one or more ownership changes as a result of future transactions in our stock, then we may be limited in our ability to use our NOL carryforwards to offset our future taxable income, if any. In addition, the Tax Cuts and Jobs Act imposes certain limitations on the deduction of NOLs generated in tax years that began on or after January 1, 2018, including a limitation on use of NOLs to offset only 80% of taxable income and the disallowance of NOL carrybacks. Although NOLs generated in tax years before 2018 may still be used to offset future income without limitation, the recent legislation may limit our ability to use our NOLs to offset any future taxable income.

Our reported results of operations may be adversely affected by changes in generally accepted accounting principles.

Generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions completed before the announcement of a change. It is difficult to predict the impact of future changes to accounting principles or our accounting policies, any of which could negatively affect our reported results of operations.

If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

Prior to our initial public offering, we were not subject to the internal control and financial reporting requirements applicable to a publicly traded company. We are required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Securities Exchange Act of 1934 as amended (the “Exchange Act”), or the date we are no longer an “emerging growth company,” as defined in the JOBS Act. In addition, as a public company, we are subject to Section 404(a), which requires us to include a report on our internal controls, including an assessment of the effectiveness of our internal controls and financial reporting procedures. Section 404 of the Sarbanes-Oxley Act (“Section 404”) requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations, document our controls and perform testing of our key controls over financial reporting to allow management and our independent public accounting firm to report on the effectiveness of our internal control over financial reporting. Our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, which would require additional financial and management resources.

We may encounter difficulties in the timely and accurate reporting of our financial results, which would impact our ability to provide our investors with information in a timely manner. As a result, our investors could lose confidence in our reported financial information, and our stock price could decline.

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. We intend to take advantage of certain exemptions under the JOBS Act from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. We may take advantage of these exemptions for up to five years or until we are no longer an “emerging growth company,” whichever is earlier.

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act. Accordingly, our consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

We cannot predict if investors will find our common stock less attractive if we choose to rely on any of the exemptions afforded to emerging growth companies. If some investors find our common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) in which the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we become a large accelerated filer, which means that we have been public for at least 12 months, have filed at least one annual report and the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last day of our then-most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

We have not operated as a public company, which will require us to incur substantial costs and will require substantial management attention, and we may not be able to manage our transition into a public company effectively or efficiently.

As a public company, we expect to incur significant legal, accounting, and other expenses. Our management team and other personnel will need to devote a substantial amount of time to, and we may not effectively or efficiently manage, our transition into a public company. For example, we will be subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations of the SEC and the NYSE. If, notwithstanding our efforts to comply with these laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed. Further, failure to comply with these rules might make it more difficult for us to obtain some types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management. As such, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities.

We also expect that our management and other personnel will need to divert attention from other business matters to devote substantial time to the reporting and other requirements applicable to a public company. In particular, we expect to incur significant expense and devote substantial management effort to complying with the requirements of Section 404. We intend to hire additional accounting and finance personnel with system implementation experience and expertise regarding compliance with the Sarbanes-Oxley Act. We may be unable to locate and hire qualified professionals with requisite technical and public company experience when and as needed. In addition, new employees will require time and training to learn our business and operating processes and procedures. If we are unable to recruit and retain additional finance personnel or if our finance and accounting team is unable for any reason to respond adequately to the increased demands that will result from being a public company, the quality and timeliness of our financial reporting may suffer, which could result in the identification of material weaknesses in our internal controls. Any consequences resulting from inaccuracies or delays in our reported consolidated financial statements could cause our stock price to decline and could harm our business, financial condition, and results of operations.

Risks Related to Our Common Stock

The price of our common stock could be volatile and declines in the price of common stock could subject us to litigation.

Our stock price may be volatile and may decline. The trading price and volume of our common stock could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•
variations in our operating results and other financial and operational metrics, including the key financial and operating metrics disclosed in this prospectus, as well as how those results and metrics compare to analyst and investor expectations;
•
speculation in the market about our operating results;
•
the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•
failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates or ratings by any securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;
•
events or factors resulting from global health crises such as the COVID-19 pandemic, war, incidents of terrorism, or responses to these events;
•
announcements of new services or enhancements, strategic alliances or significant agreements, or other developments by us or our competitors;
•
announcements by us or our competitors of mergers or acquisitions or rumors of such transactions involving us or our competitors;
•
changes in management, other key personnel, or our board of directors;
•
disruptions in our platform due to hardware, software or network problems, security breaches, or other issues;
•
the strength of the global economy or the economy in the jurisdictions in which we operate, and market conditions in our industry and those affecting our partners and learners;
•
trading activity by our principal stockholders, including upon the expiration of contractual lock-up agreements, and other market participants, in whom ownership of our common stock may be concentrated;

•
price and volume fluctuations in the overall stock market;
•
the performance of the equity markets in general and in our industry;
•
the operating performance of other similar companies;
•
actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•
new laws or regulations or new interpretations of existing laws, or regulations applicable to our business;
•
litigation or other claims against us;
•
the number of shares of our common stock that are available for public trading; and
•
any other factors discussed in this prospectus.

In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the price of our common stock could decline for reasons unrelated to our business, results of operations, or financial condition. The price of our common stock might also decline in reaction to events that affect other companies, even if those events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. If we are the subject of such litigation, it could result in substantial costs and could divert our management’s attention and resources, which could adversely affect our business.

Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could cause the price of our common stock to decline.

The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that such sales could occur. As of April 30, 2021, we have 135,770,469 shares of common stock outstanding.

In addition, as of March 31, 2021, 35,459,996 shares were issuable upon exercise of outstanding stock options or the vesting of outstanding RSUs (including the vested stock options and vested RSUs). Sales of stock by these equityholders or the perception that such sales could occur could adversely affect the trading price of our common stock.

The holders of 72,868,846 shares of our common stock have registration rights. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act, which are subject to the limitations of Rule 144. Sales of securities by any of these stockholders or the perception that such sales could occur could adversely affect the trading price of our common stock.

Future sales and issuances of our common stock or rights to purchase common stock could result in additional dilution to our stockholders and could cause the price of our common stock to decline.

We may issue additional common stock, convertible securities or other equity in the future. We also expect to issue common stock to our employees, directors and other service providers pursuant to our equity incentive plans. Such issuances will be dilutive to investors and could cause the price of our common stock to decline. New investors in such issuances could also receive rights senior to those of holders of our common stock.

Our actual operating results may not meet our guidance or analyst or investor expectations, which would likely cause our stock price to decline.

From time to time, we may release guidance in our earnings releases, earnings conference calls, or otherwise, regarding our future performance that represent our management’s estimates as of the date of release. If given, this guidance, which will include forward-looking statements, will be based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control. The principal reason that we expect to release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. With or without our guidance, analysts and investors may publish or otherwise have expectations regarding our business, financial condition, and results of operations, for which we do not accept any responsibility. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us or analysts will not materialize or will vary significantly from actual results. If our actual performance does not meet or exceed our guidance or analyst or investor expectations, the trading price of our common stock is likely to decline.

If securities analysts or industry analysts downgrade our common stock, publish negative research or reports, or fail to publish reports about our business, our stock price and trading volume could decline.

The market price and trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us, our business and our market. If one or more analysts adversely change their recommendation regarding our stock or change their recommendation about our competitors’ stock, our stock price could decline. If one or more analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline or become volatile.

We do not intend to pay dividends on our common stock, so any returns on your investment will be limited to changes in the value of our common stock.

We have never declared or paid any dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business and do not anticipate declaring or paying any dividends for the foreseeable future. In addition, if we were to enter into loan or similar agreements in the future, these agreements may contain restrictions on our ability to pay dividends or make distributions. Any return to stockholders will therefore be limited to the increase, if any, in our stock price, which may never occur.

Our directors, executive officers and principal stockholders beneficially own a substantial percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our existing directors, executive officers, greater than 5% stockholders and their respective affiliates beneficially own a majority of our outstanding common stock as of March 31, 2021. If these stockholders act together, they may be able to determine all matters requiring majority stockholder approval. For example, these stockholders will be able to control elections of directors, amendments of our charter documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that other stockholders may feel are in their best interests.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management, and limit the market price of our common stock.

Provisions in our amended and restated certificate of incorporation and bylaws, as amended and restated, may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and bylaws include provisions that:

•
authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our common stock;
•
require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•
specify that special meetings of our stockholders can be called only by our board of directors, the Chairman of our board of directors, our President, or our Chief Executive Officer;
•
establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•
establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;
•
prohibit cumulative voting in the election of directors;
•
provide that our directors may be removed only for cause;
•
provide that vacancies on our board of directors may be filled by a majority of directors then in office, even if less than a quorum; and
•
require the approval of our board of directors or the holders of at least 66 2/3% of our outstanding shares of capital stock to amend our bylaws and certain provisions of our certificate of incorporation.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in a broad range of business combinations with any interested stockholder for a period of three years following the date on which such stockholder became an interested stockholder. Further, as a PBC, we may be less attractive as a takeover target than a traditional company and, therefore, your ability to realize your investment through an acquisition may be limited. Any delay or prevention of a change of control transaction or changes in our management could cause our stock price to decline or could prevent or deter a transaction that you might support.

Our amended and restated charter and bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, and provides that federal district courts will be the sole and exclusive forum for Securities Act claims, which could limit our stockholders’ ability to obtain what they believe to be a favorable judicial forum for disputes with us or our directors, officers, or other employees.

Our amended and restated charter and bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware (or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware) shall be the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (c) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws, or (d) any action asserting a claim against us governed by the internal affairs doctrine. Our amended and restated charter and bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts are the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.

Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Accordingly, the exclusive forum provision does not designate the Court of Chancery as the exclusive forum for any derivative action arising under the Exchange Act, as there is exclusive federal jurisdiction in that instance, and instead designates the federal district court for the District of Delaware for such an action.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As a result, the enforceability of our exclusive forum provision is uncertain, and a court may determine that such provision will not apply to suits brought to enforce any duty or liability created by the Securities Act or any other claim for which the federal and state courts have concurrent jurisdiction. Further, compliance with the federal securities laws and the rules and regulations thereunder cannot be waived by investors in our common stock.

Any person or entity purchasing or otherwise acquiring any interest in our capital stock shall be deemed to have notice of and consented to the provisions of our certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, or other employees. Alternatively, if a court were to find these provisions of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, and results of operations and result in a diversion of the time and resources of our management and board of directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

The following sets forth information regarding all unregistered securities sold by the Registrant since December  31, 2020:

(1)
From January 1, 2021 to March 31, 2021, we granted an aggregate of 2,904,871 restricted stock units to our employees to be settled in shares of our common stock under the Non-Executive Plan.
(2)
From January 1, 2021 to March 31, 2021, we issued an aggregate of 2,891,926 shares of common stock upon the exercise of options under the Plans at exercise prices ranging from $1.68 to $7.91 per share, for an aggregate purchase price of $8.6 million.

The offers and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 promulgated under the Securities Act as transactions by an issuer not involving a public offering or under benefit plans and contracts relating to compensation as provided under Rule 701.

(b) Use of Proceeds

On April 5, 2021, we completed its initial public offering of common stock, in which we sold 14,664,776 shares. The shares were sold at a price to the public of $33.00 per share for net proceeds of $452.5 million after deducting underwriting discounts and commissions of $31.5 million. Additionally, offering costs incurred by us were expected to total approximately $6.2 million.

On April 19, 2021, the underwriters exercised in full the right to purchase 2,359,500 additional shares of common stock from us, resulting in additional net proceeds of $72.8 million after deducting underwriting discounts of $5.1 million.

All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-253932), which was declared effective by the SEC on March 30, 2021. Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC acted as representatives of the underwriters for the offering. We incurred offering expenses of approximately $6.2 million. Upon completion of the sale of the shares of our common stock referenced in the preceding sentences, the IPO terminated.

Item 6. Exhibits.

Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation, as amended and as currently in effect.
3.2	Bylaws, as amended and as currently in effect.
4.1	Form of Common Stock Certificate of the Registrant.	S-1	333-253932	4.1	3/5/2021
10.1	Coursera, Inc. 2021 Stock Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise, Stock Option Grant Notice, Restricted Stock Unit Agreement, and Restricted Stock Agreement thereunder.
10.2	Coursera, Inc. 2021 Employee Stock Purchase Plan.
10.3	Form Indemnification Agreement between the Registrant and its directors and officers.	S-1	333-253932	10.2	3/5/2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

# In accordance with Item 601(b)(32)(ii) of Regulation S‑K and SEC Release No. 34‑47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10‑Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COURSERA, INC.

Date: May 11, 2021	By:	/s/ Jeffrey N. Maggioncalda
Jeffrey N. Maggioncalda
Chief Executive Officer and Director
(Principal Executive Officer)
Date: May 11, 2021	By:	/s/ Kenneth R. Hahn
Kenneth R. Hahn
Chief Financial Officer

(Principal Financial Officer)
Date: May 11, 2021	By:	/s/ Jeffrey C. Grace
Jeffrey C. Grace
Vice President, Corporate Controller
(Principal Accounting Officer)