Form 10-Q
period 2021-06-30
Coursera, Inc.
filed 2021-08-13
CIK 1651562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2021, the registrant had 137,743,251 shares of common stock, $0.00001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

COURSERA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	December 31, 2020	June 30, 2021
Assets
Current assets:
Cash and cash equivalents	$79,878	$749,649
Marketable securities	205,402	51,088
Accounts receivable, net of allowance for doubtful accounts of $48 and $153 as of December 31, 2020 and June 30, 2021, respectively	40,721	51,757
Deferred costs	14,077	17,881
Prepaid expenses and other current assets	14,993	17,983
Total current assets	355,071	888,358
Property, equipment and software, net	18,644	23,049
Operating lease right-of-use assets	21,622	18,906
Intangible assets, net	10,570	10,336
Restricted cash	2,548	2,548
Other assets	9,169	10,383
Total assets	$417,624	$953,580

Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Educator partners payable	$39,005	$41,666
Other accounts payable	12,897	9,260
Accrued compensation and benefits	12,997	15,469
Operating lease liabilities, current	7,926	7,970
Deferred revenue, current	76,080	95,917
Other current liabilities	4,739	6,861
Total current liabilities	153,644	177,143
Operating lease liabilities, non-current	18,305	15,071
Other liabilities	644	593
Deferred revenue, non-current	4,562	5,364
Total liabilities	177,155	198,171
Commitments and contingencies (Note 12)
Redeemable convertible preferred stock:
$0.00001 par value— 76,420,805 and zero shares authorized as of December 31, 2020 and June 30, 2021, respectively; 75,305,400 and zero shares issued and outstanding as of December 31, 2020 and June 30, 2021, respectively; and aggregate liquidation preference, $464,036 and zero as of December 31, 2020 and June 30, 2021, respectively	462,293	—
Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value— zero and 10,000,000 shares authorized as of December 31, 2020 and June 30, 2021, respectively; zero shares issued and outstanding as of December 31, 2020 and June 30, 2021	—	—
Common stock, $0.00001 par value— 162,000,000 and 300,000,000 shares authorized as of December 31, 2020 and June 30, 2021, respectively; 40,301,290 and 137,136,911 shares issued and outstanding as of December 31, 2020 and June 30, 2021, respectively	—	1
Additional paid-in capital	126,408	1,168,681
Treasury stock— at cost, 2,747,938 shares as of December 31, 2020 and June 30, 2021	(4,701)	(4,701)
Accumulated other comprehensive income	20	5
Accumulated deficit	(343,551)	(408,577)
Total stockholders’ equity (deficit)	(221,824)	755,409
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$417,624	$953,580

See notes to condensed consolidated financial statements.

COURSERA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Revenue	$73,728	$102,089	$127,575	$190,451
Cost of revenue	35,161	41,162	60,112	79,987
Gross profit	38,567	60,927	67,463	110,464
Operating expenses:
Research and development	18,046	41,004	33,829	63,144
Sales and marketing	25,414	43,862	46,110	76,475
General and administrative	8,943	21,846	16,029	34,991
Total operating expenses	52,403	106,712	95,968	174,610
Loss from operations	(13,836)	(45,785)	(28,505)	(64,146)
Interest income	265	85	961	165
Interest expense	(12)	—	(12)	—
Other income (expense), net	34	42	(218)	35
Loss before income taxes	(13,549)	(45,658)	(27,774)	(63,946)
Income tax expense	367	705	456	1,080
Net loss	$(13,916)	$(46,363)	$(28,230)	$(65,026)
Net loss per share attributable to common stockholders—basic and diluted	$(0.38)	$(0.35)	$(0.79)	$(0.75)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	36,185,155	131,804,121	35,925,639	86,761,169

See notes to condensed consolidated financial statements.

COURSERA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Net loss	$(13,916)	$(46,363)	$(28,230)	$(65,026)
Change in unrealized loss on marketable securities, net of tax	(21)	(18)	(68)	(15)
Comprehensive loss	$(13,937)	$(46,381)	$(28,298)	$(65,041)

See notes to condensed consolidated financial statements.

COURSERA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share and per share amounts)

(unaudited)

	Redeemable						Accumulated
	Convertible				Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity (Deficit)
Balances—March 31, 2020	67,658,342	$332,681	35,897,300	$—	$98,030	$(4,701)	$27	$(291,050)	$(197,694)
Issuance of common stock upon exercise of options	—	—	682,488	—	1,614	—	—	—	1,614
Issuance of restricted stock awards	—	—	15,000	—	—	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	190,930	—	38	—	—	—	38
Vesting of early exercise stock options	—	—	—	—	61	—	—	—	61
Stock-based compensation expense	—	—	—	—	3,726	—	—	—	3,726
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	—	—	—	(13,916)	(13,916)
Balances— June 30, 2020	67,658,342	$332,681	36,785,718	$—	$103,469	$(4,701)	$6	$(304,966)	$(206,192)

Balances—March 31, 2021	75,305,400	$462,293	43,193,216	$—	$140,803	$(4,701)	$23	$(362,214)	$(226,089)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(75,305,400)	(462,293)	75,305,400	1	462,292	—	—	—	462,293
Issuance of common stock upon initial public offering, net of offering costs	—	—	17,024,276	—	518,835	—	—	—	518,835
Issuance of common stock upon exercise of options	—	—	1,611,904	—	5,720	—	—	—	5,720
Issuance of restricted stock awards	—	—	2,115	—	—	—	—	—	—
Vesting of early exercise stock options	—	—	—	—	21	—	—	—	21
Stock-based compensation expense	—	—	—	—	41,010	—	—	—	41,010
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	—	—	—	(46,363)	(46,363)
Balances—June 30, 2021	—	$—	137,136,911	$1	$1,168,681	$(4,701)	$5	$(408,577)	$755,409

Balances—December 31, 2019	67,658,342	$332,681	35,682,740	$—	$94,364	$(4,701)	$74	$(276,736)	$(186,999)
Issuance of common stock upon exercise of options	—	—	882,048	—	2,035	—	—	—	2,035
Issuance of restricted stock awards	—	—	30,000	—	—	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	190,930	—	38	—	—	—	38
Vesting of early exercise stock options	—	—	—	—	136	—	—	—	136
Stock-based compensation expense	—	—	—	—	6,896	—	—	—	6,896
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(68)	—	(68)
Net loss	—	—	—	—	—	—	—	(28,230)	(28,230)
Balances—June 30, 2020	67,658,342	$332,681	36,785,718	$—	$103,469	$(4,701)	$6	$(304,966)	$(206,192)

Balances—December 31, 2020	75,305,400	$462,293	40,301,290	$—	$126,408	$(4,701)	$20	$(343,551)	$(221,824)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(75,305,400)	(462,293)	75,305,400	1	462,292	—	—	—	462,293
Issuance of common stock upon initial public offering, net of offering costs	—	—	17,024,276	—	518,835	—	—	—	518,835
Issuance of common stock upon exercise of options	—	—	4,503,830	—	14,284	—	—	—	14,284
Issuance of restricted stock awards	—	—	2,115	—	—	—	—	—	—
Vesting of early exercise stock options	—	—	—	—	42	—	—	—	42
Stock-based compensation expense	—	—	—	—	46,820	—	—	—	46,820
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	—	—	(65,026)	(65,026)
Balances—June 30, 2021	—	$—	137,136,911	$1	$1,168,681	$(4,701)	$5	$(408,577)	$755,409

See notes to condensed consolidated financial statements.

COURSERA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2021
Cash flows from operating activities:
Net loss	$(28,230)	$(65,026)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,364	6,371
Stock-based compensation	6,577	44,459
Amortization or accretion of marketable securities	(187)	319
Other	25	105
Changes in operating assets and liabilities:
Accounts receivable, net	(11,497)	(11,141)
Prepaid expenses and other assets	(7,691)	(4,124)
Operating lease right-of-use assets	2,543	2,716
Educator partners and other accounts payable	13,202	(5,274)
Accrued and other liabilities	(431)	4,347
Operating lease liabilities	(2,822)	(3,191)
Deferred revenue	27,992	20,639
Net cash (used in) provided by operating activities	3,845	(9,800)
Cash flows from investing activities:
Purchases of marketable securities	(35,633)	—
Proceeds from maturities of marketable securities	98,434	153,981
Purchases of property, equipment and software	(1,737)	(739)
Capitalized internal-use software costs	(3,669)	(6,598)
Purchases of content assets	—	(531)
Net cash provided by investing activities	57,395	146,113
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	2,073	14,284
Proceeds from initial public offering, net of underwriting discounts and commissions	—	525,284
Payment of deferred offering costs	—	(6,110)
Net cash provided by financing activities	2,073	533,458
Net increase in cash, cash equivalents, and restricted cash	63,313	669,771
Cash, cash equivalents, and restricted cash—Beginning of period	59,845	82,426
Cash, cash equivalents, and restricted cash—End of period	$123,158	$752,197
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$119,354	$749,649
Restricted cash	3,035	2,548
Restricted cash in prepaid expenses and other current assets	769	—
Total cash, cash equivalents, and restricted cash	$123,158	$752,197
Supplemental disclosures of cash flow information:
Cash paid for interest	$550	$37
Cash paid for income taxes	$303	$874
Supplemental disclosures of noncash investing and financing activities:
Vesting of early exercised stock options	$136	$42
Stock-based compensation capitalized as internal-use software costs	$319	$2,361
Unpaid deferred offering costs	$—	$339

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

Initial Public Offering

On April 5, 2021, the Company completed its initial public offering ("IPO") of common stock, in which it sold 14,664,776 shares. The shares were sold at a price to the public of $33.00 per share for net proceeds of $452,482, after deducting underwriting discounts and commissions of $31,456. Upon completion of the IPO, $6,449 of deferred offering costs were reclassified into additional paid-in capital as a reduction of the net proceeds received from the IPO. Upon the closing of the IPO, all outstanding shares of redeemable convertible preferred stock automatically converted into 75,305,400 shares of common stock on a one-for-one basis.

On April 19, 2021, the underwriters exercised in full the right to purchase 2,359,500 additional shares of common stock from the Company, resulting in additional net proceeds of $72,802 after deducting underwriting discounts and commissions of $5,061.

2.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and following the requirements of the Securities and Exchange Commission (“SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company's annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of the Company's financial information. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or for any other future year. The balance sheet as of December 31, 2020 has been derived from audited consolidated financial statements at that date but does not include all information required by GAAP for annual consolidated financial statements.

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

Segment Information—The Company defines its segments as those operations the chief operating decision maker (“CODM”), determined to be the Chief Executive Officer of the Company, regularly reviews to allocate resources and assess performance. For the three and six months ended June 30, 2020 and 2021, the Company operated under three segments: Consumer, Enterprise, and Degrees. The Company continually monitors and reviews its segment reporting structure in accordance with Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, to determine whether any changes have occurred that would impact its reportable segments. For further information on the Company’s segment reporting, see Note 15 “Segment and Geographic Information.”

Use of Estimates—The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to fair value of common stock and stock-based awards; period of benefit for capitalized commissions; internal-use software costs; useful lives of long-lived assets; the carrying value of operating lease right-of-use assets; valuation of intangible assets and income tax expense, including the valuation of deferred tax assets and liabilities, among others.

The World Health Organization declared in March 2020 that the outbreak of the coronavirus disease (“COVID-19") constitutes a pandemic. The COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. The global impact of COVID-19 continues to rapidly evolve, and the Company will continue to monitor the situation and the effects on its business and operations closely. The Company does not yet know the full extent of potential impacts on its business or operations or on the global economy as a whole, particularly if the COVID-19 pandemic continues and persists for an extended period of time. Given the uncertainty, the Company cannot reasonably estimate the impact on its future results of operations, cash flows, or financial condition. As of the date of issuance of the condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments, or the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s condensed consolidated financial statements.

Summary of Significant Accounting Policies

There have been no significant changes to the Company's significant accounting policies as of and for the three and six months ended June 30, 2021, as compared to the significant accounting policies described in the Prospectus.

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

For purposes of assessing concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer. For the three and six months ended June 30, 2020 and 2021, the Company did not have any customers that accounted for more than 10% of the Company’s revenue. As of December 31, 2020 and June 30, 2021, the Company had one customer that accounted for 21% and 19% of its net accounts receivable balance, respectively.

New Accounting Pronouncements Recently Adopted

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

The JOBS Act does not preclude an emerging growth company from early adopting new or revised accounting standards. The Company early adopted ASU No. 2016-02, Leases (ASC 842), effective January 1, 2020. The Company expects to use the extended transition period for any other new or revised accounting standards during the period for which the Company remains an emerging growth company.

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

3.       REVENUE RECOGNITION

Contract Balances—The Company’s contract assets and liabilities as of January 1, 2020, December 31, 2020 and June 30, 2021 were as follows:

	January 1, 2020	December 31, 2020	June 30, 2021
Contract assets:
Accounts receivable	$16,592	$39,976	$47,355
Unbilled revenue	64	745	4,402
Total contract assets	$16,656	$40,721	$51,757

Contract liabilities:
Deferred revenue	$41,607	$80,642	$101,281
Total contract liabilities	$41,607	$80,642	$101,281

Revenue recognized during the six months ended June 30, 2020 and 2021 that was included in the deferred revenue balances at the beginning of the year was $28,864 and $56,001, respectively.

There were no impairment losses recorded on contract assets during the three and six months ended June 30, 2020 and 2021.

Remaining Performance Obligations—Remaining performance obligations are future revenue that are under noncancelable contracts but have not yet been recognized. As of June 30, 2021, the Company had remaining performance obligations of $224,830 and expects to recognize approximately 62% as revenue over the next twelve months and the remainder thereafter.

Costs to Obtain and Fulfill a Contract—During the three months ended June 30, 2020 and 2021, the Company capitalized $2,500 and $3,400, respectively, of commissions and related payroll tax expenditures and amortized $814 and $1,884, respectively, to sales and marketing expense. During the six months ended June 30, 2020 and 2021, the Company capitalized $3,833 and $5,692, respectively, of commissions and related payroll tax expenditures and amortized $1,584 and $3,550, respectively, to sales and marketing expense. As of December 31, 2020 and June 30, 2021, the amount of deferred commissions and related payroll tax expenditures included in deferred costs and in other assets was $5,990 and $6,568, and $7,546 and $7,154, respectively.

4.       FAIR VALUE MEASUREMENTS—The Company’s assets and liabilities that were measured at fair value by level within the fair value hierarchy as of December 31, 2020 and June 30, 2021, were as follows:

	As of December 31, 2020
	Fair Value	Level 1	Level 2
Financial assets:
Cash equivalents—money market funds	$58,997	$58,997	$—
Marketable securities:
Corporate debt securities	8,551	—	8,551
Commercial paper	26,469	—	26,469
U.S. government Treasury bills	170,382	170,382	—
Total financial assets	$264,399	$229,379	$35,020

	As of June 30, 2021
	Fair Value	Level 1	Level 2
Financial assets:
Cash equivalents—money market funds	$715,465	$715,465	$—
Marketable securities:
Commercial paper	6,000	—	6,000
U.S. government Treasury bills	45,088	45,088	—
Total financial assets	$766,553	$760,553	$6,000

The Company remeasures certain assets, including intangible assets and its equity-method investment in a private company, at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. No such events or changes occurred during the three and six months ended June 30, 2020 and 2021.

5.       MARKETABLE SECURITIES

The following table presents the Company’s available-for-sale marketable securities as of December 31, 2020 and June 30, 2021:

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Corporate debt	$8,547	$4	$—	$8,551
Commercial paper	26,469	—	—	26,469
U.S. government Treasury bills	170,366	17	(1)	170,382
Total marketable securities	$205,382	$21	$(1)	$205,402

	As of June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Commercial paper	$6,000	$—	$—	$6,000
U.S. government Treasury bills	45,083	5	—	45,088
Total marketable securities	$51,083	$5	$—	$51,088

The gross realized gains and gross realized losses related to the Company’s marketable securities were not material for the three and six months ended June 30, 2020 and 2021.

The following table presents the cost basis and fair value of available-for-sale marketable securities by contractual maturity date as of December 31, 2020 and June 30, 2021:

	December 31, 2020		June 30, 2021
	Amortized Cost	Estimated Fair Market Value	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$205,382	$205,402	$51,083	$51,088

Investments in an unrealized loss position consisted of the following as of December 31, 2020 and June 30, 2021:

	December 31, 2020		June 30, 2021
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government Treasury bills	$20,201	$(1)	$—	$—
Total investments in an unrealized loss position	$20,201	$(1)	$—	$—

As of December 31, 2020 and June 30, 2021, no investments were in a continuous unrealized loss position for more than 12 months. The Company does not intend to sell any of these investments and it is not more likely than not that the Company would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity.
6.       CONSOLIDATED BALANCE SHEET COMPONENTS

Property, Equipment and Software—Property, equipment and software as of December 31, 2020 and June 30, 2021, consisted of the following:

	Estimated Useful Lives	December 31, 2020	June 30, 2021
Internal-use software	2 years	$21,582	$30,467
Computer equipment and software	2 years	2,928	3,602
Leasehold improvements	Shorter of useful life or remaining lease term	7,057	7,119
Furniture and fixtures	5 years	2,973	3,051
Total property, equipment and software		34,540	44,239
Less accumulated depreciation and amortization		(15,896)	(21,190)
Property, equipment and software—net		$18,644	$23,049

Depreciation and amortization expense related to property, equipment and software for the three months ended June 30, 2020 and 2021 was $2,006 and $2,864 respectively, which included amortization expense of internal-use software of $1,469 and $2,157 respectively, that is recorded within cost of revenue in the condensed consolidated statements of operations.

Depreciation and amortization expense related to property, equipment and software for the six months ended June 30, 2020 and 2021 was $3,633 and $5,368 respectively, which included amortization expense of internal-use software of $2,625 and $3,988, respectively, that is recorded within cost of revenue in the condensed consolidated statements of operations.

Intangible Assets—Intangible assets, net as of December 31, 2020 and June 30, 2021 consisted of the following:

		December 31, 2020			June 30, 2021
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Assembled workforce	3 years	$181	$(83)	$98	$181	$(112)	$69
Developed technology	6 years	8,446	(1,930)	6,516	8,446	(2,628)	5,818
Content assets	5 years	3,956	—	3,956	4,725	(276)	4,449
Intangible assets		$12,583	$(2,013)	$10,570	$13,352	$(3,016)	$10,336

During the three and six months ended June 30, 2021, the Company added $599 and $769 of content assets, respectively. Intangible assets amortization expense was $366 and $576 for the three months ended June 30, 2020 and 2021, respectively. Intangible assets amortization expense was $731 and $1,003 for the six months ended June 30, 2020 and 2021, respectively.

As of June 30, 2021, the weighted-average remaining amortization period was 1.1 years for assembled workforce, 4.1 years for developed technology and 4.6 years for content assets. Amortization of assembled workforce is included in research and development expenses, and amortization of developed technology and content assets is included in cost of revenue in the condensed consolidated statements of operations.

As of June 30, 2021, future expected amortization expense for intangible assets was as follows:

Years Ending December 31
Remainder of 2021	$1,207
2022	2,389
2023	2,352
2024	2,358
2025	1,831
2026	199
Total	$10,336

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

The income tax expense for the three months ended June 30, 2020 and 2021 resulted in an effective tax rate of (2.71)% and (1.54)%, respectively. The income tax expense for the six months ended June 30, 2020 and 2021 resulted in an effective tax rate of (1.64)% and (1.69)%, respectively. The difference between the effective tax rate and the U.S. federal statutory rate is primarily due to a valuation allowance established on the Company's federal and state net deferred tax assets, foreign operations and excess tax benefits related to stock-based compensation. Due to tax losses and offsetting valuation allowance, the Company did not record a provision for U.S. income taxes in any period.

As of June 30, 2021, the Company has provided a valuation allowance against certain federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.

The Company is subject to taxation in the U.S. and various foreign jurisdictions. The tax years subsequent to 2015 remain open and subject to examination by federal, state, and foreign taxing authorities in which the Company is subject to tax. The tax return for the fiscal year ending 2020 is currently under examination in India. The Company is not under examination in any other jurisdictions.

8.       REDEEMABLE CONVERTIBLE PREFERRED STOCK

Redeemable Convertible Preferred Stock— Upon the closing of the Company’s IPO, all outstanding shares of its redeemable convertible preferred stock automatically converted into 75,305,400 shares of Common Stock on a one-for-one basis. As of June 30, 2021, there were no shares of redeemable convertible preferred stock issued and outstanding.

9.     STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock— In connection with the IPO, the Company authorized the issuance of 10,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share, with rights and preferences, including voting rights, to be designated from time to time by the board of directors. As of June 30, 2021, there were no shares of preferred stock issued or outstanding.

Stock Incentive Plans—In 2013, the Company adopted the Coursera, Inc. Stock Incentive Plan (“Stock Incentive Plan”) and in 2014, adopted the Coursera, Inc. 2014 Executive Stock Incentive Plan (together, the “Predecessor Plans”), pursuant to which the Company has granted a combination of incentive and nonstatutory stock options and restricted stock units (“RSU”s).

The Predecessor Plans were terminated in March 2021 in connection with the IPO but continue to govern the terms and conditions of the outstanding awards granted pursuant to the Predecessor Plans. No further equity awards will be granted under the Predecessor Plans.

The Company adopted the 2021 Stock Incentive Plan (the "2021 Plan") and 2021 Employee Stock Purchase Plan (the "ESPP") in February 2021, which became effective on March 30, 2021 when the registration statement for the IPO was declared effective (collectively the 2021 Plan, the ESPP and the Predecessor Plans are referred to as the "Plans"). The 2021 Plan provides for the granting of incentive and nonstatutory stock options, RSUs and other equity awards. Pursuant to the ESPP, participants may contribute up to 15 percent of their eligible compensation to purchase shares of common stock at 85 percent of the lower of the market price of the Company's common stock on the date of commencement of the applicable offering period or on the last day of each six-month purchase period.

As of June 30, 2021, 15,176,705 shares of the Company's common stock, plus certain automatic annual increases in the number of shares of the Company's common stock reserved for future issuance under the 2021 Plan, and any shares subject to outstanding awards under the Predecessor Plans after the effective date of the 2021 Plan that are subsequently (i) forfeited or terminated, (ii) not issued because such award is settled in cash, or (iii) withheld or reacquired to satisfy the applicable exercise, strike, or purchase price, or a tax withholding obligation, were reserved for future issuance under the 2021 Plan. As of June 30, 2021, 2,800,000 shares of the Company's common stock, plus certain automatic annual increases in the number of shares of the Company's common stock, were reserved for issuance under the ESPP.

Stock Options—The Company may grant options at prices not less than the fair market value at the date of grant. These options generally expire 10 years from the date of grant. Incentive stock options and nonstatutory options generally vest ratably over a four-year service period.

Stock option activity under the Plans for the six months ended June 30, 2021 was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance—December 31, 2020	32,458,408	$4.60	7.75	$625,058
Granted	—	—
Exercised	(4,503,830)	3.17
Canceled	(725,039)	5.31
Balance—June 30, 2021	27,229,539	$4.82	7.30	$945,937
Options vested	14,912,711	$3.24	6.40	$541,703

Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock as determined by the Board of Directors. The aggregate intrinsic value of options exercised was $160,143 for the six months ended June 30, 2021.

RSUs—During the year ended December 31, 2020, the Company began granting RSUs to its employees and directors. RSUs granted prior to the IPO had service-based and performance-based vesting conditions, both of which must be satisfied in order for RSUs to vest. The service-based vesting condition for these awards is typically satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter. The performance-based vesting condition is satisfied on the earlier of (i) a change in control event or (ii) the first sale of the Company’s common stock pursuant to an initial public offering. Both events were not deemed probable until consummated. Upon the first sale of the Company’s common stock pursuant to its IPO on April 5, 2021, the performance-based vesting condition was satisfied, and therefore, the Company recognized cumulative stock-based compensation expense of $16,803 using the accelerated attribution method for the portion of the awards for which the service-based vesting condition had been satisfied. RSUs granted after the IPO do not contain the performance-based vesting condition described above, and the related stock-based compensation expense is recognized on a straight-line basis over the requisite service period.

RSU activity during the six months ended June 30, 2021 was as follows:

	Number of Shares	Weighted- Average Grant Fair Value	Aggregate Intrinsic Value
Unvested balance—December 31, 2020	3,276,600	$17.92	$19,454
Granted	3,786,086	36.08
Forfeited	(204,000)	27.73
Unvested balance—June 30, 2021	6,858,686	$27.65	$271,246

Stock-Based Compensation Expense—The Company records stock-based compensation expense based on the fair value as determined on the grant date. The Company estimates the fair value of stock options and shares of common stock to be issued under the ESPP utilizing the Black-Scholes valuation model. Key assumptions of the Black-Scholes valuation model are the risk-free interest rate, expected volatility, expected term and expected dividends. The Company recognizes such compensation expense on a straight-line basis over the requisite vesting period for each award. The fair value of restricted stock awards equals the market value of the underlying stock on the date of grant. These amounts are estimates and, thus, may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants.

The following table summarizes the assumptions used in estimating the fair value of ESPP using the Black-Scholes valuation model:

Three and Six Months Ended
June 30, 2021
Risk-free interest rate	0.03%-0.16%
Expected term (in years)	0.5-2.0
Expected volatility	48.3%-60.3%
Dividend yield	—%

Stock-based compensation expense for the three and six months ended June 30, 2020 and 2021 is classified in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Cost of revenue	$115	$903	$225	$1,010
Research and development	1,492	18,363	2,769	20,391
Sales and marketing	833	11,310	1,542	12,658
General and administrative	1,123	8,599	2,041	10,400
Total	$3,563	$39,175	$6,577	$44,459

The Company capitalized $163 and $1,835 of stock-based compensation related to its internal-use software during the three months ended June 30, 2020 and 2021, respectively, and it capitalized $319 and $2,361 of stock-based compensation related to its internal-use software during the six months ended June 30, 2020 and 2021, respectively.

As of June 30, 2021, there was a total of $51,883 unrecognized employee compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.37 years. In addition, as of June 30, 2021, total unrecognized compensation cost related to unvested RSUs was $155,726, which is expected to be recognized over a weighted-average period of approximately 2.41 years. Total unrecognized compensation cost related to ESPP as of June 30, 2021 was $20,971, which is expected to be recognized over a weighted-average period of approximately 1.24 years.

 Common Stock Reserved for Issuance—The Company’s common stock reserved for future issuance as of December 31, 2020 and June 30, 2021 was as follows:

	December 31, 2020	June 30, 2021
Conversion of convertible preferred stock	75,305,400	—
Stock options outstanding	32,458,408	27,229,539
RSUs outstanding	3,276,600	6,858,686
Shares available for future grants	8,098,484	17,976,705
Total shares of common stock reserved	119,138,892	52,064,930

10.     NET LOSS PER SHARE

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2020 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Numerator:
Net loss attributable to common stockholders	$(13,916)	$(46,363)	$(28,230)	$(65,026)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	36,185,155	131,804,121	35,925,639	86,761,169
Net loss per share attributable to common stockholders—basic and diluted	$(0.38)	$(0.35)	$(0.79)	$(0.75)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	June 30,
	2020	2021
Redeemable convertible preferred stock	67,658,342	—
Common stock options	32,547,651	27,229,539
Restricted stock units	—	6,858,686
Shares subject to repurchase	43,126	22,949
ESPP	—	74,283
Total	100,249,119	34,185,457

11.     LEASES

The Company has entered into various non-cancelable office space operating leases with lease periods expiring through November 2024. These leases do not contain residual value guarantees, covenants, or other restrictions.

12.     COMMITMENTS AND CONTINGENCIES

Purchase Obligations—Purchase obligations relate mainly to a third-party cloud infrastructure agreement and subscription arrangements used to facilitate the Company’s operations as well as an advertising services agreement. As of June 30, 2021, the Company had approximately $54,083 of future minimum payments under the Company’s non-cancelable purchase obligations which is expected to be paid through 2026.

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

13.     401(k) PLAN

The Company has a 401(k) savings plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer-matching contribution. The Company has made no matching contributions to the 401(k) Plan for the three and six months ended June 30, 2020 and 2021.

14.     RELATED-PARTY TRANSACTION

During the year ended December 31, 2017, the Company entered into a content sourcing agreement with a related party in the normal course of business. Content fees earned by the related party during the three months ended June 30, 2020 and 2021 were $1,552 and $1,712, respectively. Content fees earned by the related party during the six months ended June 30, 2020 and 2021 were $2,901 and $3,391, respectively. As of December 31, 2020 and June 30, 2021, outstanding educator partner payables related to this content sourcing agreement were $4,821 and $1,712, respectively.

15.     SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s Chief Executive Officer is its CODM. For the purposes of allocating resources and assessing performance, the CODM examines three segments which are the Company’s three revenue sources: Consumer, Enterprise, and Degrees. This is also consistent with how the Company disaggregates revenue.

Financial information for each reportable segment was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue	2020	2021	2020	2021
Consumer	$50,381	$62,041	$82,611	$113,950
Enterprise	16,693	28,186	31,719	52,678
Degrees	6,654	11,862	13,245	23,823
Total revenue	$73,728	$102,089	$127,575	$190,451
Segment gross profit
Consumer	$27,316	$40,737	$44,880	$70,392
Enterprise	11,716	19,015	22,302	35,596
Degrees	6,654	11,862	13,245	23,823
Total segment gross profit	$45,686	$71,614	$80,427	$129,811
Reconciliation of segment gross profit to gross profit
Platform and support costs	5,185	7,066	9,413	13,376
Stock-based compensation	115	903	225	1,010
Amortization of internal-use software	1,469	2,157	2,625	3,988
Amortization of intangibles	350	561	701	973
Total reconciling items	7,119	10,687	12,964	19,347
Gross profit	$38,567	$60,927	$67,463	$110,464

Geographic Information:

Revenue: The following table summarizes the revenue by region based on the billing address of the Company’s customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
United States	$34,667	$51,844	$61,636	$97,290
Europe, Middle East, and Africa	21,573	28,060	37,190	52,641
Asia Pacific	10,658	13,053	17,847	23,941
Other	6,830	9,132	10,902	16,579
Total	$73,728	$102,089	$127,575	$190,451

No single country other than the United States represented 10% or more of the Company’s total revenue during the three and six months ended June 30, 2020 and 2021.

Long-lived assets: The following table presents the Company’s long-lived assets, consisting of property, equipment and software, net of depreciation and amortization, and operating lease right-of-use assets, by geographic region:

	December 31, 2020	June 30, 2021
United States	$39,202	$41,043
Rest of World	1,064	912
Total	$40,266	$41,955

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included in Item 1 of Part I of this report, and together with our audited consolidated financial statements and the related notes included in the final prospectus for our initial public offering filed with the Securities and Exchange Commission, pursuant to Rule 424(b)(4) on March 31, 2021 (the "Prospectus"). Historic results are not necessarily indicative of future results.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All

statements in this report other than statements of historical fact, including statements identified by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, are forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

In addition, any statements contained herein that are not statements of historical facts are deemed to be forward-looking statements.  Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expected or referenced in these forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed in Part II, Item 1A "Risk Factors" of this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We qualify all of the forward-looking statements in this report by these cautionary statements.

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

As shifts to the digital economy are increasing the need for new skills, Coursera’s online learning offerings can meet this global demand and provide access to world-class learning to learners and institutions worldwide. We partner with over 200 leading global university and industry partners to create and distribute content that is modular, stackable, flexible, and affordable. As of June 30, 2021, approximately 87 million learners are registered on our platform to engage with a wide range of offerings from Guided Projects to bachelor’s and master’s degree programs.

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

For the three months ended June 30, 2020 and 2021, we generated a net loss of $13.9 million and $46.4 million, respectively, which included $3.6 million and $39.2 million, respectively, of stock-based compensation expense, and a net loss margin as a percentage of revenue for the three months ended June 30, 2020 and 2021 of (19)% and (45)%, respectively. Our Adjusted EBITDA and Adjusted EBITDA Margin as a percentage of revenue were $(7.9) million and (11)%, and $(2.9) million and (3)%, for the three months ended June 30, 2020 and 2021, respectively.

For the six months ended June 30, 2020 and 2021, we generated a net loss of $28.2 million and $65.0 million, respectively, which included $6.6 million and $44.5 million, respectively, of stock-based compensation expense, and a net loss margin as a percentage of revenue for the six months ended June 30, 2020 and 2021of (22)% and (34)%, respectively. Our Adjusted EBITDA and Adjusted EBITDA Margin as a percentage of revenue were $(17.8) million and (14)%, and $(13.0) million and (7)%, for the six months ended June 30, 2020 and 2021, respectively.

See “Non-GAAP Financial Measures” for more information and for a reconciliation of net loss and net loss margin, the most directly comparable GAAP financial measures, to Adjusted EBITDA and Adjusted EBITDA Margin.

Initial Public Offering

On April 5, 2021, we completed our initial public offering ("IPO") of common stock, in which we sold 14,664,776 shares. The shares were sold at a price to the public of $33.00 per share for net proceeds of $452.5 million after deducting underwriting discounts and commissions of $31.5 million. Additionally, offering costs incurred by us were approximately $6.4 million. Upon the closing of our IPO, all outstanding shares of our redeemable convertible preferred stock automatically converted into 75,305,400 shares of common stock on a one-for-one basis.

On April 19, 2021, the underwriters exercised in full the right to purchase 2,359,500 additional shares of common stock from us, resulting in additional net proceeds of $72.8 million after deducting underwriting discounts and commissions of $5.1 million.

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

Impact of COVID-19

The COVID-19 pandemic has resulted, and is likely to continue to result, in significant global, social, and business disruption.

As of the date of this filing, significant uncertainty continues to exist concerning the magnitude of the impact and duration of the COVID-19 pandemic. While some restrictions on travel and activities have been lifted, the current rise in cases due to a variant of the virus may result in restrictions being reinstated. While the impact of the ongoing COVID-19 pandemic is severe, widespread, and continues to evolve, it has accelerated the need for online-delivered education. Both individuals and institutions have relied and are continuing to rely on online learning to navigate change and disruption. As a result, our revenue significantly increased due primarily to an increase in the number of enrollments during the COVID-19 pandemic. Likewise, we have experienced a significant increase in our operating costs associated with our services, primarily driven by our freemium offerings and marketing efforts. As the pandemic made remote work and online learning more widespread, it is uncertain what impact the tapering of the COVID-19 pandemic could have on our operating results. Once COVID-19 wanes, our growth rates may increase or decrease. The full extent of the impact of the pandemic and its aftermath on our operations, key metrics, and financial performance depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, its impact on capital and financial markets, and any new information that may emerge concerning the severity of the COVID-19 virus. We will continue to actively monitor the situation, including progress made through vaccinations, and we will make further changes to our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders.

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

Content costs only apply to Consumer and Enterprise offerings; there is no content cost attributable to our Degrees offering. Content costs as a percentage of revenue are lower for our Enterprise offerings, due to a lower effective percentage payable to educator partners compared with sales to Consumer customers. We expect Enterprise and Degrees to become a larger portion of the overall business, and as our mix changes, content costs will decrease as a percentage of total revenue.

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

We expect to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance and professional services. We expect general and administrative expenses to increase in absolute dollars as our business grows. In addition, we expect general and administrative expenses as a percentage of revenue to vary from period to period but generally decrease over the long term.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign exchange gains (losses).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
	(in thousands)
Revenue	$73,728	$102,089	$127,575	$190,451
Cost of revenue(1)	35,161	41,162	60,112	79,987
Gross profit	38,567	60,927	67,463	110,464
Operating expenses:
Research and development(1)	18,046	41,004	33,829	63,144
Sales and marketing(1)	25,414	43,862	46,110	76,475
General and administrative(1)	8,943	21,846	16,029	34,991
Total operating expenses	52,403	106,712	95,968	174,610
Loss from operations	(13,836)	(45,785)	(28,505)	(64,146)
Other income:
Interest income	265	85	961	165
Interest expense	(12)	—	(12)	—
Other income (expense), net	34	42	(218)	35
Loss before income taxes	(13,549)	(45,658)	(27,774)	(63,946)
Income tax expense	367	705	456	1,080
Net loss	$(13,916)	$(46,363)	$(28,230)	$(65,026)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
	(in thousands)
Cost of revenue	$115	$903	$225	$1,010
Research and development	1,492	18,363	2,769	20,391
Sales and marketing	833	11,310	1,542	12,658
General and administrative	1,123	8,599	2,041	10,400
Total stock-based compensation expense	$3,563	$39,175	$6,577	$44,459

The following table summarizes our results of operations as a percentage of revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Revenue	100%	100%	100%	100%
Cost of revenue	48	40	47	42
Gross profit	52	60	53	58
Operating expenses:
Research and development	25	40	27	33
Sales and marketing	34	43	36	40
General and administrative	12	22	13	18
Total operating expenses	71	105	76	91
Loss from operations	(19)	(45)	(23)	(33)
Other income:
Interest income	—	—	1	—
Interest expense	—	—	—	—
Other income (expense), net	—	—	—	—
Loss before income taxes	(19)	(45)	(22)	(33)
Income tax expense	—	—	—	1
Net loss	(19)%	(45)%	(22)%	(34)%

Comparison of the Three and Six Months Ended June 30, 2020 and 2021

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands)
Revenue:
Consumer	$50,381	$62,041	$11,660	23%	$82,611	$113,950	$31,339	38%
Enterprise	16,693	28,186	11,493	69%	31,719	52,678	20,959	66%
Degrees	6,654	11,862	5,208	78%	13,245	23,823	10,578	80%
Total revenue	$73,728	$102,089	$28,361	38%	$127,575	$190,451	$62,876	49%

Revenue for the three months ended June 30, 2020 was $73.7 million, compared to $102.1 million for the three months ended June 30, 2021. Revenue increased by $28.4 million, or 38%, compared to the three months ended June 30, 2020. For the three months ended June 30, 2020, Consumer, Enterprise, and Degrees revenue were $50.4 million, $16.7 million, and $6.6 million, or approximately 68%, 23%, and 9% of total revenue, respectively, compared to $62.0 million, $28.2 million, and $11.9 million, or approximately 61%, 28%, and 11% of total revenue, respectively, for the three months ended June 30, 2021. The increase in revenue was primarily driven by a 36% increase in registered learners, which resulted in an increase in paying Consumer customers, the addition of 305 Paid Enterprise Customers, and an increase in the number of Degrees students. These trends accelerated in 2020 in part due to the effects of the COVID-19 pandemic and its continued impact into 2021.

For the three months ended June 30, 2021, total Consumer revenue increased by $11.7 million, or 23%, compared to the three months ended June 30, 2020. The new learners that registered after June 30, 2020 added $30.0 million in revenue to the total revenue of $62.0 million for the three months ended June 30, 2021. The remaining Consumer revenue in the three months ended June 30, 2021 of $32.0 million is attributable to learners that were registered in our platform as of June 30, 2020, thus retaining 63% of the revenue from those registered learners.

For the three months ended June 30, 2021, total Enterprise revenue increased by $11.5 million, or 69%, compared to the three months ended June 30, 2020. Approximately $9.9 million of the increase in revenue was attributable to new customers, and the remaining increase of $1.6 million was attributable to growth from existing customers.

For the three months ended June 30, 2021, total Degrees revenue increased by $5.2 million, or 78%, compared to the three months ended June 30, 2020. The increase in the number of Degrees students added $5.4 million in revenue; this was partially offset by a decrease in revenue per student per quarter.

Revenue for the six months ended June 30, 2020 was $127.6 million, compared to $190.5 million for the six months ended June 30, 2021. Revenue increased by $62.9 million, or 49%, compared to the six months ended June 30, 2020. For the six months ended June 30, 2020, Consumer, Enterprise, and Degrees revenue were $82.6 million, $31.7 million, and $13.2 million, or approximately 65%, 25%, and 10% of total revenue, respectively, compared to $114.0 million, $52.7 million, and $23.8 million, or approximately 60%, 28%, and 12% of total revenue, respectively, for the six months ended June 30, 2021. The increase in revenue was primarily driven by a 36% increase in registered learners, which resulted in an increase in paying Consumer customers, the addition of 305 Paid Enterprise Customers, and an increase in the number of Degrees students. These trends accelerated in 2020 in part due to the effects of the COVID-19 pandemic and its continued impact into 2021.

For the six months ended June 30, 2021, total Consumer revenue increased by $31.3 million, or 38%, compared to the six months ended June 30, 2020. The new learners that registered after June 30, 2020 added $50.7 million in revenue to the total revenue of $114.0 million for the six months ended June 30, 2021. The remaining Consumer revenue in six months ended June 30, 2021 of $63.3 million is attributable to learners that were registered in our platform as of June 30, 2020, thus retaining 77% of the revenue from those registered learners.

For the six months ended June 30, 2021, total Enterprise revenue increased by $21.0 million, or 66%, compared to the six months ended June 30, 2020. Approximately $16.2 million of the increase in revenue was attributable to new customers, and the remaining increase of $4.8 million was attributable to growth from existing customers.

For the six months ended June 30, 2021 total Degrees revenue increased by $10.6 million, or 80%, compared to the six months ended June 30, 2020. The increase in the number of Degrees students added $11.2 million in revenue; this was partially offset by a decrease in revenue per student per quarter.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenue	$35,161	$41,162	$6,001	17%	$60,112	$79,987	$19,875	33%
Gross profit	$38,567	$60,927	$22,360	58%	$67,463	$110,464	$43,001	64%
Gross margin	52%	60%			53%	58%

Cost of revenue for the three months ended June 30, 2020 was $35.2 million, compared to $41.2 million for the three months ended June 30, 2021. The increase in revenue resulted in an increase of $2.4 million in costs related to partner fees. Content costs for the Consumer and Enterprise segments were $23.1 million and $5.0 million for the three months ended June 30, 2020, respectively, compared to $21.3 million and $9.2 million for the three months ended June 30, 2021, respectively. Content costs as a percentage of revenue for the Consumer and Enterprise segments were 46% and 30% for the three months ended June 30, 2020, respectively, compared to 34% and 33% for the three months ended June 30, 2021, respectively. We experienced a significant increase in usage by paid learners on our platform which resulted in a $2.7 million cost increase from credit card processing, hosting costs, and support services. Additionally, there was an increase of $0.9 million in amortization expense.

Gross margin was 52% for the three months ended June 30, 2020, compared to 60% for the three months ended June 30, 2021. The increase in gross margin was due to a shift in mix of revenue toward Enterprise and Degrees and a lower revenue content cost rate for our Consumer segment revenue.

Cost of revenue for the six months ended June 30, 2020 was $60.1 million, compared to $80.0 million for the six months ended June 30, 2021. The increase in revenue resulted in an increase of $13.5 million in costs related to partner fees. Content costs for the Consumer and Enterprise segments were $37.7 million and $9.4 million for the six months ended June 30, 2020, respectively, compared to $43.6 million and $17.1 million for the six months ended June 30, 2021, respectively. Content costs as a percentage of revenue for Consumer and Enterprise segments were 46% and 30% for the six months ended June 30, 2020, respectively, compared to 38% and 32% for the six months ended June 30, 2021, respectively. We experienced a significant increase in usage by paid learners on our platform which resulted in a $4.7 million cost increase from credit card processing, hosting costs, and support services. Additionally, there was an increase of $1.6 million in amortization expense.

Gross margin was 53% for the six months ended June 30, 2020, compared to 58% for the six months ended June 30, 2021. The increase in gross margin was due to a shift in mix of revenue toward Enterprise and Degrees and a lower revenue content cost rate for our Consumer segment revenue.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands)				(dollars in thousands)
Operating expenses:
Research and development	$18,046	$41,004	$22,958	127%	$33,829	$63,144	$29,315	87%
Sales and marketing	25,414	43,862	18,448	73%	46,110	76,475	30,365	66%
General and administrative	8,943	21,846	12,903	144%	16,029	34,991	18,962	118%
Total operating expenses	$52,403	$106,712	$54,309	104%	$95,968	$174,610	$78,642	82%

Total operating expenses for the three and six months ended June 30, 2020 were $54.3 million and $96.0 million, respectively,

compared to $106.7 million and $174.6 million for the three and six months ended June 30, 2021, respectively. For the three and six months ended June 30, 2021, the total operating expenses included stock-based compensation expenses related to RSUs granted prior to the IPO. RSUs granted prior to the IPO had service-based and performance-based vesting conditions, both of which must be satisfied in order for RSUs to vest. The service-based vesting condition for these awards is typically satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter. The performance-based vesting condition is satisfied on the earlier of (i) a change in control event or (ii) the first sale of our common stock pursuant to an initial public offering. Both events were not deemed probable until consummated. Upon the first sale of our common stock pursuant to the IPO on April 5, 2021, the performance-based vesting condition was satisfied, and therefore, we recognized cumulative stock-based compensation expense using the accelerated attribution method for the portion of the awards for which the service-based vesting condition had been satisfied.

Research and development expenses for the three months ended June 30, 2020 were $18.0 million, compared to $41.0 million for the three months ended June 30, 2021. The increase was primarily due to higher personnel-related expenses of $21.0 million, driven by additional headcount, and additional stock-based compensation expense of $16.9 million. Consulting and services expenses increased by $1.4 million.

Research and development expenses for the six months ended June 30, 2020 were $33.8 million, compared to $63.1 million for the six months ended June 30, 2021. The increase was primarily due to higher personnel-related expenses of $25.5 million, driven by additional headcount, and additional stock-based compensation expense of $17.6 million. Consulting and services expenses increased by $2.7 million. Other research and development expenses including facilities allocation, software subscription fees, and recruiting fees increased by $1.1 million.

Sales and marketing expenses for the three months ended June 30, 2020 were $25.4 million, compared to $43.9 million for the three months ended June 30, 2021. The increase in sales and marketing expenses was primarily due to higher personnel-related expenses of $17.0 million, driven by additional headcount, and stock-based compensation expense of $10.5 million. Other sales and marketing expenses including consulting and services, software subscription fees, and general overhead expenses increased by $1.5 million.

Sales and marketing expenses for the six months ended June 30, 2020 were $46.1 million, compared to $76.5 million for the six months ended June 30, 2021. The increase in sales and marketing expenses was primarily due to higher personnel-related expenses of $24.3 million, driven by additional headcount, and additional stock-based compensation expense of $11.1 million. Other sales and marketing program expenses, which included advertising costs, freemium costs and consulting fees, increased by $4.4 million and software subscription fees by $1.0 million.

General and administrative expenses for the three months ended June 30, 2020 were $8.9 million, compared to $21.8 million for the three months ended June 30, 2021. The increase in general and administrative expenses was primarily due to higher personnel-related expenses of $9.3 million, driven by additional headcount, and additional stock-based compensation expense of $7.5 million. There was also an increase of $1.7 million in consulting and services and $1.4 million in insurance expense.

General and administrative expenses for the six months ended June 30, 2020 were $16.0 million, compared to $35.0 million for the six months ended June 30, 2021. The increase in general and administrative expenses was primarily due to higher personnel-related expenses of $11.9 million, mainly driven by additional headcount, and additional stock-based compensation expense of $8.4 million. There was also an increase of $3.5 million in consulting and professional services, $1.4 million in insurance expense, and $1.2 million related to indirect taxes. Other general and administrative expenses including recruiting fees, depreciation and amortization, and software subscription fees increased by $1.0 million.

Other Income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands)				(dollars in thousands)
Interest income	$265	$85	$(180)	(68)%	$961	$165	$(796)	(83)%
Interest expense	(12)	—	12	(100)%	(12)	—	12	(100)%
Other income (expense), net	34	42	8	24%	(218)	35	253	(116)%
Total other income	$287	$127	$(160)	(56)%	$731	$200	$(531)	(73)%

Total other income for the three months ended June 30, 2020 was $0.3 million, compared to $0.1 million for the three months ended June 30, 2021. Total other income for the three months ended June 30, 2020 and 2021 primarily reflected interest income earned on invested cash balances. Interest income was lower during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due to lower interest rates.

Total other income for the six months ended June 30, 2020 was $0.7 million, compared to $0.2 million for the six months ended June 30, 2021. Total other income for the six months ended June 30, 2020 primarily reflected interest income earned on invested cash balances, offset by foreign exchange gains and losses. Total other income for the six months ended June 30, 2021 primarily reflected interest income earned on invested cash balances. Interest income was lower during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to lower interest rates.

Income Tax Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands)				(dollars in thousands)
Income tax expense	$367	$705	$338	92%	$456	$1,080	$624	137%

For the three months ended June 30, 2020, we recognized income tax expense of $0.4 million, compared to $0.7 million for the three months ended June 30, 2021. Income tax expense for the three months ended June 30, 2020 and 2021 was primarily related to foreign taxes.

For the six months ended June 30, 2020, we recognized income tax expense of $0.5 million, compared to $1.1 million for the six months ended June 30, 2021. Income tax expense for the six months ended June 30, 2020 and 2021 was primarily related to foreign taxes.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from our redeemable convertible preferred stock issuances, as well as from cash generated from our business operations. As of June 30, 2021, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $800.7 million. Our investments consist of commercial paper securities and U.S. government treasury bills. In April 2021, we received cash proceeds of $525.3 million from our IPO, net of underwriting discounts and commissions but before deducting other offering expenses.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2020	2021
	(in thousands)
Net cash (used in) provided by operating activities	$3,845	$(9,800)
Net cash provided by investing activities	57,395	146,113
Net cash provided by financing activities	2,073	533,458
Net increase in cash, cash equivalents, and restricted cash	$63,313	$669,771

Operating Activities

Cash (used in) provided by operating activities mainly consists of our net loss adjusted for certain non-cash items, including stock-based compensation and depreciation and amortization, as well as the effect of changes in operating assets and liabilities during each period.

Our main source of operating cash is payments received from our customers. Our primary use of cash from operating activities is for personnel-related expenses, partner fees, marketing and advertising expenses, indirect taxes, and third-party cloud infrastructure expenses.

For the six months ended June 30, 2020, net cash provided by operating activities was $3.8 million, primarily consisting of our net loss of $28.2 million, adjusted for non-cash charges of $10.8 million, and net cash inflows of $21.3 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $28.0 million increase in deferred revenue, resulting primarily from our Consumer business growth, a $13.2 million increase in educator partners and other accounts payable mainly due to timing of partner fee payments, partially offset by a $11.5 million increase in accounts receivable due to our business growth, and a $7.7 million increase in prepaid expenses and other assets mainly due to deferred partner fees.

For the six months ended June 30, 2021, net cash used in operating activities was $9.8 million, primarily consisting of our net loss of $65.0 million, adjusted for non-cash charges of $51.3 million and net cash inflows of $4.0 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $20.6 million increase in deferred revenue, resulting primarily from our business growth from Enterprise and Consumer, a $4.3 million increase in accrued and other liabilities mainly due to accrued compensation, partially offset by a $11.1 million increase in accounts receivable mainly due to business growth, a $5.3 million decrease in educator partners and other accounts payable due to timing of vendor payments, and a $4.1 million increase in prepaid expenses and other assets resulting primarily due to deferred partner fees and increase in deferred commissions.

Cash used in operating activities increased by $13.6 million during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to our business growth.

Investing Activities

For the six months ended June 30, 2020, net cash provided by investing activities was $57.4 million, primarily as a result of proceeds from maturities of marketable securities, partially offset by purchase of marketable securities, capital expenditures of property and equipment, and capitalized internal-use software costs.

For the six months ended June 30, 2021, cash provided by investing activities was $146.1 million, primarily as a result of proceeds from maturities of marketable securities, partially offset by capital expenditures of property and equipment, and capitalized internal-use software costs.

Financing Activities

For the six months ended June 30, 2020, net cash provided by financing activities was $2.1 million, primarily as a result of proceeds from issuance of common stock following employee stock option exercises.

For the six months ended June 30, 2021, net cash provided by financing activities was $533.5 million, primarily as a result of net proceeds from our IPO, and proceeds from issuance of common stock following employee stock option exercises.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
	(in millions, except percentages)
New Registered Learners	11.4	5.4	17.5	10.4
Total Registered Learners	63.7	86.7	63.7	86.7
Total Registered Learners YoY Growth		36%		36%

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

	As of June 30,
	2020	2021
Number of Degrees Students	8,079	14,630
YoY Growth		81%

Paid Enterprise Customers

We count the total number of Paid Enterprise Customers that are active on our platform at the end of each period. For purposes of determining our customer count, we treat each customer account that has a corresponding contract as a unique customer, and a single organization with multiple divisions, segments, or subsidiaries may be counted as multiple customers. We define a “Paid Enterprise Customer” as a customer who purchases Coursera via our direct sales force. For purposes of determining our Paid Enterprise Customer count, we exclude our Enterprise customers who do not purchase Coursera via our direct sales force, which include organizations engaging on our platform through our Coursera for Teams offering or through our channel partners. For the six months ended June 30, 2021, approximately 84% of our total Enterprise Segment Revenue was generated from our Paid Enterprise Customers. We believe that the number of Paid Enterprise Customers and our ability to increase this number is an important indicator of the growth of our Enterprise business and future Enterprise Segment Revenue trends.

	As of June 30,
	2020	2021
Paid Enterprise Customers	279	584
YoY Growth		109%

Net Retention Rate for Paid Enterprise Customers

We disclose Net Retention Rate for Paid Enterprise Customers as a supplemental measure of our Enterprise revenue growth. We believe Net Retention Rate for Paid Enterprise Customers is an important metric that provides insight into the long-term value of our subscription agreements and our ability to retain and grow revenue from our Paid Enterprise Customers.

We calculate annual recurring revenue (“ARR”) by annualizing each customer’s monthly recurring revenue (“MRR”) for the most recent month at period end. We calculate “Net Retention Rate” as of a period end by starting with the ARR from all Paid Enterprise Customers as of the twelve months prior to such period end, or Prior Period ARR. We then calculate the ARR from these same Paid Enterprise Customers as of the current period end, or Current Period ARR. Current Period ARR includes expansion within Paid Enterprise Customers and is net of contraction or attrition over the trailing twelve months but excludes revenue from new Paid Customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at our Net Retention Rate for Paid Enterprise Customers. Our Net Retention Rate for Paid Enterprise Customers increased from 102% as of June 30, 2020 to 114% as of June 30, 2021. Our Net Retention Rate for Paid Enterprise Customers is expected to fluctuate in future periods due to a number of factors, including the growth of our revenue base, the penetration within our Paid Enterprise Customer base, expansion of products and features, and our ability to retain our Paid Enterprise Customers.

Segment Revenue

Our revenue is generated from three sources: Consumer, Enterprise, and Degrees, each of which is an individual segment of our business. “Segment Revenue” represents the revenue recognized from each of these three sources.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
	(in thousands, except percentages)
Consumer Revenue	$50,381	$62,041	$82,611	$113,950
YoY Growth		23%		38%
Enterprise Revenue	$16,693	$28,186	$31,719	$52,678
YoY Growth		69%		66%
Degrees Revenue	$6,654	$11,862	$13,245	$23,823
YoY Growth		78%		80%
Total Revenue	$73,728	$102,089	$127,575	$190,451
YoY Growth		38%		49%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
	(in thousands, except percentages)
Consumer Gross Profit	$27,316	$40,737	$44,880	$70,392
Segment Gross Margin %	54%	66%	54%	62%
Enterprise Gross Profit	$11,716	$19,015	$22,302	$35,596
Segment Gross Margin %	70%	67%	70%	68%
Degrees Gross Profit	$6,654	$11,862	$13,245	$23,823
Segment Gross Margin %	100%	100%	100%	100%

Consumer Segment Gross Margin increased from 54% in the three months ended June 30, 2020 to 66% in the three months ended June 30, 2021 due to a greater proportion of Consumer Revenue generated from sales of subscriptions with no associated content cost. Conversely, Enterprise Segment Gross Margin decreased from 70% to 67% when comparing the same periods due to a lower proportion of Enterprise Revenue generated from subscription licenses where learners enrolled in content with no associated content cost.

Consumer Segment Gross Margin increased from 54% in the six months ended June 30, 2020 to 62% in the six months ended June 30, 2021 due to a greater proportion of Consumer Revenue generated from sales of subscriptions with no associated content cost. Conversely, Enterprise Segment Gross Margin decreased from 70% to 68% when comparing the same periods due to a lower proportion of Enterprise Revenue generated from subscription licenses where learners enrolled in content with no associated content cost.

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

The following tables provide a reconciliation of GAAP gross profit and GAAP net loss, the most directly comparable GAAP financial measure, to non-GAAP gross profit and non-GAAP net loss (in thousands, except number of shares and per share amounts):

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
	GAAP	Stock-based compensation	Payroll tax expense related to stock-based activities	Non-GAAP	GAAP	Stock-based compensation	Payroll tax expense related to stock-based activities	Non-GAAP
Revenue	$73,728	$—	$—	$73,728	$127,575	$—	$—	$127,575
Cost of revenue	35,161	(115)	—	35,046	60,112	(225)	—	59,887
Gross profit	38,567	115	—	38,682	67,463	225	—	67,688
Operating expenses:
Research and development	18,046	(1,492)	(3)	16,551	33,829	(2,769)	(3)	31,057
Sales and marketing	25,414	(833)	(12)	24,569	46,110	(1,542)	(12)	44,556
General and administrative	8,943	(1,123)	—	7,820	16,029	(2,041)	—	13,988
Total operating expenses	52,403	(3,448)	(15)	48,940	95,968	(6,352)	(15)	89,601
Loss from operations	(13,836)	3,563	15	(10,258)	(28,505)	6,577	15	(21,913)
Interest income	265	—	—	265	961	—	—	961
Interest expense	(12)	—	—	(12)	(12)	—	—	(12)
Other income (expense), net	34	—	—	34	(218)	—	—	(218)
Loss before income taxes	(13,549)	3,563	15	(9,971)	(27,774)	6,577	15	(21,182)
Income tax expense	367	—	—	367	456	—	—	456
Net loss	$(13,916)	$3,563	$15	$(10,338)	$(28,230)	$6,577	$15	$(21,638)
Net loss per share attributable to common stockholders—basic and diluted	$(0.38)			$(0.29)	$(0.79)			$(0.60)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	36,185,155			36,185,155	35,925,639			35,925,639

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
	GAAP	Stock-based compensation	Payroll tax expense related to stock-based activities	Non-GAAP	GAAP	Stock-based compensation	Payroll tax expense related to stock-based activities	Non-GAAP
Revenue	$102,089	$—	$—	$102,089	$190,451	$—	$—	$190,451
Cost of revenue	41,162	(903)	(15)	40,244	79,987	(1,010)	(16)	78,961
Gross profit	60,927	903	15	61,845	110,464	1,010	16	111,490
Operating expenses:
Research and development	41,004	(18,363)	(101)	22,540	63,144	(20,391)	(124)	42,629
Sales and marketing	43,862	(11,310)	(34)	32,518	76,475	(12,658)	(35)	63,782
General and administrative	21,846	(8,599)	(106)	13,141	34,991	(10,400)	(109)	24,482
Total operating expenses	106,712	(38,272)	(241)	68,199	174,610	(43,449)	(268)	130,893
Loss from operations	(45,785)	39,175	256	(6,354)	(64,146)	44,459	284	(19,403)
Interest income	85	—	—	85	165	—	—	165
Other income, net	42	—	—	42	35	—	—	35
Loss before income taxes	(45,658)	39,175	256	(6,227)	(63,946)	44,459	284	(19,203)
Income tax expense	705	—	—	705	1,080	—	—	1,080
Net loss	$(46,363)	$39,175	$256	$(6,932)	$(65,026)	$44,459	$284	$(20,283)
Net loss per share attributable to common stockholders—basic and diluted	$(0.35)			$(0.05)	$(0.75)			$(0.23)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	131,804,121			131,804,121	86,761,169			86,761,169

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

The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
	(in thousands, except percentages)
Net loss	$(13,916)	$(46,363)	$(28,230)	$(65,026)
Depreciation and amortization	2,371	3,440	4,364	6,371
Interest income, net	(253)	(85)	(949)	(165)
Stock-based compensation	3,563	39,175	6,577	44,459
Income tax expense	367	705	456	1,080
Payroll tax expense related to stock-based activities	15	256	15	284
Adjusted EBITDA	$(7,853)	$(2,872)	$(17,767)	$(12,997)
Adjusted EBITDA Margin	(11)%	(3)%	(14)%	(7)%

Free Cash Flow

“Free Cash Flow” is a non-GAAP financial measure that we calculate as net cash (used in) provided by operating activities, less cash used for purchases of property, equipment, and software, and capitalized internal-use software costs. We exclude purchases of property, equipment and software, and capitalized internal-use software costs as we consider these capital expenditures to be a necessary component of our ongoing operations.

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

The following table provides a reconciliation of net cash (used in) provided by operating activities, the most directly comparable GAAP financial measure, to Free Cash Flow.

	Six Months Ended June 30,
	2020	2021
	(in thousands)
Net cash (used in) provided by operating activities	$3,845	$(9,800)
Less: purchases of property, equipment and software	(1,737)	(739)
Less: capitalized internal-use software costs	(3,669)	(6,598)
Free Cash Flow	$(1,561)	$(17,137)
Net cash provided by investing activities	$57,395	$146,113
Net cash provided by financing activities	$2,073	$533,458

Contractual Obligations and Commitments

Except as discussed in Note 11, Leases and Note 12, Commitments and Contingencies, of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the three and six months ended June 30, 2021 from the commitments and contractual obligations in "Management’s Discussion and Analysis of Financial Condition and Results of Operations", set forth in our Prospectus.

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

Interest Rate Sensitivity

As of June 30, 2021, we had $800.7 million of cash, cash equivalents, and marketable securities which consist of commercial paper securities and U.S. government Treasury bills. In addition, we had approximately $2.5 million of restricted cash due to outstanding letters of credit related to the operating lease agreement for our corporate headquarters. Our cash, cash equivalents, and marketable securities are held for working capital purposes. A hypothetical 100 basis point increase or decrease in interest rates would not have resulted in a material impact in the market value of our cash equivalents and marketable securities as of June 30, 2021.

Foreign Currency Risk

Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. With limited exceptions, all of our sales are denominated in U.S. dollars; therefore, our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Pound Sterling, Canadian Dollar, and Indian Rupee. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statement of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A 10% increase or decrease in current exchange rates would have resulted in an impact of $1.7 million on our quarterly unaudited condensed consolidated financial statements.

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

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

We have experienced rapid revenue growth in recent periods with revenue of $73.7 million and $102.1 million in the three months ended June 30, 2020 and 2021, respectively. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As we grow our business, we expect our revenue growth rates to decline compared to prior years for a number of reasons, which may include more challenging comparisons to prior periods as our revenue grows, slowing demand for our platform, increasing competition, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities. In addition, our growth rates are likely to experience increased volatility, and may decline, as the COVID-19 pandemic evolves and societal and economic circumstances shift.

We have a limited operating history, which makes it difficult to predict our future financial and operating results.

We were founded in 2011; introduced our first open online course in 2012, our first certificates of completion in 2013, our first Specialization in 2014, our Enterprise platform for businesses in 2016, and our first MasterTrack certification in 2018; enrolled the first students in the Degrees programs offered through our platform in 2016; and introduced Guided Projects in 2019 and Coursera for Campus, our Enterprise platform offering for educational institutions, in late 2019. As a result of our limited operating history, our ability to estimate our future operating results is limited and subject to a number of uncertainties, including those discussed in this “Risk Factors” section and elsewhere in this report. If we do not manage these risks successfully, our operating and financial results may differ materially from our expectations and our business and stock price may suffer.

We have incurred significant net losses since inception, and anticipate that we will continue to incur losses for the foreseeable future.

We incurred net losses of $13.9 million and $46.4 million in the three months ended June 30, 2020 and 2021, respectively, and we had an accumulated deficit of $408.6 million as of June 30, 2021. We expect to incur significant losses in the future. We will need to generate and sustain increased revenue levels in future periods to achieve profitability, and even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We anticipate that our operating expenses will increase substantially for the foreseeable future as we continue to, among other things:

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

We may change the contract terms, including our pricing model, for the course content and credentialing programs offered on our platform, which in turn would impact our operating results.

We have limited experience with respect to determining the optimal prices and contract length for the course content and certification, degree, and other credentialing programs offered on our platform, and as a result, we have in the past, and expect that we may in the future, change our pricing model or target contract length from time to time, which could impact our financial results. For example, in February 2020, we launched Coursera Plus, an annual subscription plan with unlimited access to a variety of our courses, Specializations, and professional certificates, at a fixed annual cost, and we may need to adjust our pricing model as we gain experience with this new offering. As the market for our learning platform grows (if ever), as new competitors introduce competitive applications or services, or as we enter into new international markets, we may be unable to attract new customers at the same price or based on the same pricing models we have historically used, or for contract lengths consistent with our historical averages. Pricing and contract length decisions may also impact the mix of adoption among our offerings and negatively impact our overall revenue. Moreover, competition may require us to make substantial price concessions or accept shorter contract durations. Our revenue and financial position may be adversely affected by any of the foregoing, and we may have increased difficulty achieving profitability.

If we fail to maintain and expand our partnerships with university and industry partners, our ability to grow our business and revenue will suffer.

The success of our business depends in large part on the continued and increased development and volume of compelling course content and credentialing programs by our university and industry partners, which we refer to collectively as our educator partners. We may face several challenges in establishing and expanding these relationships. For instance, our university and industry partners who use our platform are required to invest significant time and resources to adjust the manner in which they develop course content and degree programs for an online learning environment. The delivery of degree programs online at educational institutions has not yet achieved widespread acceptance, and many administrators and faculty members may have concerns regarding the perceived loss of control over the educational process that might result from offering courses and degrees online and the effectiveness of asynchronous learning, as well as concerns regarding the ability to provide high-quality education online that maintains the standards they set for their on-campus programs. There can be no assurance that online programs, such as those offered on our platform, will ever achieve significant market acceptance, and universities and organizations may therefore decline to engage with our platform. Further, if we were to lose a significant number of university and industry partners, our growth and revenue would be negatively impacted.

If we change the contract terms with our educator partners, including with respect to pricing or contract length, it could materially and adversely affect our business, financial condition, and results of operations.

We work with our educator partners to deliver a broad portfolio of content and credentials on our platform. For our Consumer and Enterprise offerings, we incur content costs in the form of fees paid to educator partners. In addition, our Degrees services revenue is based on a percentage of the total tuition collected from Degrees students by the university partner. As a result, our revenue, gross profit, and operating results generally could be significantly and negatively impacted if we are required to renegotiate or change the terms of our agreements with these partners. For example, if a significant number of university partners, or university partners whose courses or credentialing programs account for a significant volume of learner enrollment on our platform, were to seek to renegotiate the content fees payable by us or the percentage of tuition payable to us, it could have a material impact on our business and operating results. Further, we may change the terms of these agreements, including the pricing terms or contract length, due to competitive, regulatory, or other reasons. Any significant change in our pricing or other contract terms with these partners could materially and adversely affect our business, financial condition, and results of operations.

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

Many of our learners initially use the freemium version of our platform or free trials available on our platform, and many of our Enterprise customers engage with our platform only for a specific use case. Specifically, in March 2020, as part of our COVID-19 initiative, we began offering free unlimited access to Coursera for Campus to students and faculty at campuses around the world. We subsequently began offering Coursera for Campus Basic, which provides a set number of free licenses for one course per student per year. Our ability to grow our business depends in part on our ability to persuade learners and other customers to expand their use of our platform to address additional use cases and to convert free subscriptions to paid subscriptions over time.

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

We, our partners, and production providers may devote a significant number of hours, and up to a year or more, to develop and launch a new course offering or new certification, degree, or other credentialing program. We may spend substantial effort and management resources on securing a new partnership or working with our existing and new partners to develop and launch new course content and new degree, certification, or other credentialing programs without any assurance that our efforts will result in the successful launch of a new offering or the generation of revenue. If we invest substantial resources pursuing opportunities which do not attract sufficient interest from learners, we may forego other more successful content and program development efforts, and our operating results, revenue and growth would be harmed.

We must incur significant expense in technology and content development to launch a new offering or program, and we may not generate sufficient revenue from a new offering to offset our costs.

Our platform enables our partners to offer learners the opportunity to enroll in live, or synchronous, courses and programs and pre-produced, or asynchronous, educational content that can be accessed at any time. To launch a new course offering or new certification, degree, or other credentialing program, whether synchronous or asynchronous, we must integrate our platform with the various learner information and other operating systems our partners use to manage functions within their institutions. In addition, our content development team must work closely with that partner’s faculty members or staff to produce engaging online course content, and we must commence learner acquisition activities. During the term of our agreement with the partner, we are responsible for the costs associated with maintaining our technology platform and providing non-academic and other support for learners enrolled in the program. We invest significant resources in these new programs from the beginning of our relationship with a partner, including marketing and other learner acquisition costs to attract and fulfill enrollment cohorts for a program, and there is no guarantee that we will ever recoup these costs. In addition, delays in the implementation of a new program, including Specialization, certification, or Degrees programs, could negatively impact our revenue and operating results.

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

We have invested in and plan to continue expanding our sales and marketing organizations, both domestically and internationally. Identifying, recruiting, and training sales personnel will require significant time, expense, and attention. If we are unable to hire, develop, and retain talented sales or marketing personnel, if our new sales or marketing personnel are unable to achieve desired productivity levels in a reasonable period of time (including as a result of working remotely in connection with the COVID-19 pandemic), or if our sales and marketing programs are not effective, or if expected sales and marketing programs by our partners do not materialize or are not effective, our ability to broaden our customer base and achieve broader market acceptance of our platform could be harmed. In addition, the investments we make in our sales and marketing organization will occur in advance of experiencing benefits from such investments, making it difficult to determine in a timely manner if we are efficiently allocating our resources in these areas.

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

Our future success depends on our ability to adapt and enhance our platform. To attract new learners and partners and increase revenue from existing learners and partners, we will need to continuously enhance and improve our offerings to meet learner and partner needs at prices that our customers are willing to pay. Such efforts will require adding new functionality and responding to technological advancements, which will increase our research and development costs. If we are unable to develop content that addresses learners’ and partners’ needs, or enhance and improve our platform in a timely manner, we may not be able to maintain or increase market acceptance of our platform. Further, many of our competitors expend a considerably greater amount of funds on their research and development programs, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs. If we fail to maintain adequate research and development resources or compete effectively with the research and development programs of our competitors, our business could be harmed. Our ability to grow is also subject to the risk of future disruptive technologies. Access to and use of our platform is provided via the Internet, which, itself, was disruptive to the previous enterprise software model.  If new technologies emerge that are able to deliver online learning programs at lower prices, more efficiently, more conveniently, more securely, or with stronger mechanisms to detect and prevent plagiarism, and if we fail to adopt such technologies or do so in a timely manner, our ability to compete would be adversely affected.

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

Our revenue increased from $73.7 million in the three months ended June 30, 2020 to $102.1 million in the three months ended June 30, 2021. Our growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure, facilities, and other resources, and we face challenges of integrating, developing, training, and motivating a rapidly growing employee base in our various offices around the world and maintaining our company culture across multiple offices and internationally. Our ability to manage our operations and growth will require us to continue to expand our sales and marketing and content development personnel, and technology, finance and administration teams, as well as our facilities and infrastructure. We will also be required to refine our operational, financial, and management controls and reporting systems and procedures. If we fail to efficiently manage this expansion of our business, our costs and expenses may increase more than anticipated and we may not successfully expand our partnerships with businesses, governments, educational institutions, and other organizations, enhance our platform and technology-enabled services, increase the volume of new course content and credentialing programs developed by our partners, attract a sufficient number of learners in a cost-effective manner, satisfy the requirements of our existing partners, increase the volume of subscriptions to our Enterprise platform, respond to competitive challenges, or otherwise execute our business plan. Although our business has experienced significant growth in the past, we cannot provide any assurance that our revenue will continue to grow at the same rate or at all in the future.

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

For example, 2U recently announced its pending acquisition of edX, which it anticipates will be completed later this year. We may not be able to compete successfully against current and future competitors. In addition, competition may intensify as our competitors raise additional capital and as established companies in other market segments or geographic markets expand into our market segments or geographic markets. If we cannot compete successfully against our competitors, our ability to grow our business and achieve profitability could be impaired.

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

Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. In addition to our employee base in the United States, including Puerto Rico, we have employees in Bulgaria, Canada, India, the United Kingdom, and United Arab Emirates in several functional areas, including product and software development, sales and marketing, talent recruitment, and general facilities management, and we have retained professional employer organizations and staffing agencies to engage personnel in certain international locations. Our international operations subject us to the compensation and benefits regulations of those jurisdictions, as well as other employer duties and obligations, that differ from the compensation and benefits regulations and duties and obligations in the United States. Further, enrollments of learners from other countries requires us to comply with international data privacy regulations of those countries. Failure to comply with international regulations or to adequately adapt to international markets could harm our ability to successfully operate our business and pursue our business goals.

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
•
different pricing environments, longer sales cycles, longer accounts receivable payment cycles, restrictions on remitting payments to the United States or converting local currency into U.S. dollars, and collections issues;
•
new and different sources of competition and practices which may favor local competitors;

•
weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;
•
compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including, but not limited to, employment, tax, privacy and data protection, economic sanctions and export controls, U.S. and other anti-boycott authorities, anti-money laundering laws, and anti-bribery laws and regulations such as the U.S. Foreign Corrupt Practices Act;
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

Our business and operations could be materially and adversely affected in the event of earthquakes, floods, fires, telecommunications failures, blackouts or other power losses, break-ins, acts of terrorism, political crises, inclement weather, public health crises, pandemics or endemics, or other catastrophic events. In particular, our executive offices are located in the San Francisco Bay Area, an earthquake-sensitive area and one that has been increasingly vulnerable to wildfires, and, damage to or total destruction of our executive offices resulting from earthquakes may not be covered in whole or in part by any insurance we may have. If floods, fire, inclement weather including extreme rain, wind, heat, or cold, or accidents due to human error were to occur and cause damage to our properties or other locations from which our employees are working, or if our operations were interrupted by telecommunications failures, blackouts, acts of terrorism, political or geopolitical crises or public health crises, our results of operations would suffer, especially if such events were to occur during peak periods. We may not be able to effectively shift our operations due to disruptions arising from the occurrence of such events, and our business could be affected adversely as a result.

Our metrics and market estimates used to evaluate our performance are subject to inherent challenges in measurement, and real or perceived inaccuracies in those estimates may harm our reputation and negatively affect our business.

The metrics we use to evaluate our growth, measure our performance and make strategic decisions are calculated using internal company data and have not been validated by a third party. Our metrics and market estimates may differ from estimates published by third parties or from similarly titled metrics of our competitors or peers due to differences in methodology or the assumptions on which we rely. Additionally, the metrics and forecasts in this report relating to the size and expected growth of our addressable market may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth forecasted in this report, our business could fail to grow at similar rates, if at all. If securities analysts or investors do not consider our or market metrics to be accurate representations of our business, or if we discover material inaccuracies in such estimates, then the market price of our common stock could decline, our reputation and brand could be harmed, and our business, financial condition, and results of operations could be adversely affected.

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

In addition, the increased scrutiny and results-based accountability initiatives in the education sector, as well as ongoing policy differences in Congress regarding spending levels, could lead to significant changes in connection with the upcoming reauthorization of the HEA and the associated negotiated rulemaking or otherwise. These changes may place additional regulatory burdens on postsecondary schools participating in the Title IV programs generally, and specific changes may be targeted at companies like us that serve higher education within the United States. The adoption of any laws or regulations that limit our ability to provide our bundled services to our partners could compromise our ability to offer their programs or make our solutions less attractive to them. Congress could also enact laws or regulations that require us to modify our practices in ways that could increase our costs.

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

While we rely on a variety of statutory and common-law frameworks and defenses, including those provided by the Digital Millennium Copyright Act of 1998 (“DMCA”), the Communications Decency Act (“CDA”), the fair-use doctrine in the United States and the E-Commerce Directive in the European Union, differences between statutes, limitations on immunity, requirements to maintain immunity, and moderation efforts in the many jurisdictions in which we operate may affect our ability to rely on these frameworks and defenses, or create uncertainty regarding liability for information or content uploaded by partners or learners or otherwise contributed by third-parties to our platform. For example, while Section 230 of the CDA provides certain legal protections to online platforms from litigation related to content posted by users of their platforms, Section 230 has faced increasing litigation challenges and legislative proposals regarding the scope of its protection. These actions may increase the uncertainty of litigation risk for online platforms such as ours. Moreover, regulators in the United States and in other countries in which we operate may introduce new regulatory regimes that increase potential liability for information or content available on our platform, or which impose additional obligations to monitor such information or content, which could increase our costs.

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

We are also subject to various domestic and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, as well as other similar anti-bribery, anti-kickback laws and anti-money laundering regulations. These laws and regulations generally prohibit companies and their employees and intermediaries from authorizing, offering, providing, and accepting improper payments or benefits for improper purposes. These laws also require that we keep accurate books and records and maintain compliance procedures designed to prevent any such actions. Although we take precautions to prevent violations of these laws, our exposure for violating these laws increases as our international presence expands and as we increase sales and operations in foreign jurisdictions.

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

We cannot be certain that our insurance coverage will cover or be adequate for data handling or data security liabilities or loss of revenue if our platform is unavailable for any reason, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material and adverse effect on our business, including our financial condition, operating results, and reputation.

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

The laws and regulations related to payments are complex and vary across different jurisdictions in the United States and globally. As a result, we are required to spend significant time and effort to comply with those laws and regulations. For example, the Reserve Bank of India has imposed additional requirements for recurring credit card payments. Any failure or claim of our failure to comply, or any failure by our third-party service providers to comply, could cost us substantial resources, could result in liabilities, or could force us to stop offering certain third-party payment services. In addition, as we expand our international operations, we will need to accommodate international payment method alternatives. As we expand the availability of new payment methods in the future, including internationally, we may become subject to additional regulations and compliance requirements.

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

Our partners and learners rely on access to the Internet and mobile networks to access our platform. Internet service providers may choose to disrupt or degrade our access to our platform or increase the cost of such access. Internet service providers or mobile network operators could also attempt to charge us for providing access to our platform. In January 2018, the Federal Communications Commission (the “FCC”) released an order reclassifying broadband Internet access as an information service, subject to certain provisions of Title I of the Communications Act. Among other things, the order eliminates rules adopted in 2015 that prohibited broadband providers from blocking, impairing, or degrading access to legal content, applications, services, or non-harmful devices, or engaging in the practice of paid prioritization, e.g., the favoring of some lawful Internet traffic over other traffic in exchange for higher payments.  The order was contested and affirmed in federal court, and the parties declined to appeal the decision to the Supreme Court. A number of states have also enacted or are considering legislation or executive actions that would regulate the conduct of broadband providers.  On July 9, 2021, President Biden signed an executive order which, among other things, instructed the FCC to restore the net neutrality rules.  We cannot predict whether the FCC order or state initiatives will be modified, overturned, or vacated by legal action of the court, federal or state legislation, or the FCC. If net neutrality rules are not implemented, our business could be subject to increased costs and a loss of existing users, impair our ability to attract new users, and materially and adversely impacted our business and opportunities for growth. Outside of the United States, government regulation of the Internet, including the idea of network neutrality, may be developing or non-existent. As a result, we could face discriminatory or anti-competitive practices that could impede our growth prospects, increase our costs, and harm our business.

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

In the ordinary course of business, and in particular in connection with merchandising our service to our learners, we collect, process, store and use personal information and data supplied by learners. Numerous federal, state, and foreign laws, rules and regulations govern privacy, data protection, and the collection, use and protection of personal information and other types of data we collect, use, disclose, and otherwise process. These laws, rules, and regulations are constantly evolving, and we expect that there will continue to be new proposed laws, regulations, and industry standards concerning privacy, data protection and information security in the United States, the European Union, and other jurisdictions.

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

Similarly, the European Commission adopted a General Data Protection Regulation (the “GDPR”) that became fully effective on May 25, 2018, imposing stringent EU data protection requirements. The GDPR is wide-ranging in scope and imposes numerous additional requirements on companies that process personal data, including imposing special requirements in respect of the processing of personal data, requiring that consent of individuals to whom the personal data relates is obtained in certain circumstances, requiring additional disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security and confidentiality of personal data, creating mandatory data breach notification requirements in certain circumstances, and requiring that certain measures (including contractual requirements) are put in place when engaging third-party processors or transferring data overseas. The GDPR also provides individuals with various rights in respect of their personal data, including rights of access, erasure, portability, rectification, restriction, and objection.

Further, the United Kingdom’s vote in favor of exiting the European Union, often referred to as Brexit, and ongoing developments in the United Kingdom, have created uncertainty with regard to data protection regulation in the United Kingdom. As of January 1, 2021, and the expiry of transitional arrangements agreed to between the United Kingdom and the European Union, data processing in the United Kingdom is governed by a United Kingdom version of the GDPR (and the Data Protection Act 2018), exposing us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. Pursuant to the Trade and Cooperation Agreement, which went into effect on January 1, 2021, the United Kingdom and the European Union agreed to a specified period during which the United Kingdom was treated like a European Union member state in relation to transfers of personal data. The initial four-month period was extended by two further months and expired on July1, 2021. On June 28, 2021, the European Commission made adequacy findings regarding the United Kingdom’s data protection regime which allow for the continued flow of personal data between the European Union and the United Kingdom.  The adequacy findings do not cover personal data that is transferred to the United Kingdom “for United Kingdom immigration control purposes” and are subject to a four-year sunset provision and continued monitoring by the European Commission. If the adequacy decision is repealed, the United Kingdom will become an inadequate third country under the GDPR and transfers of data from the European Economic Area to the United Kingdom will require a transfer mechanism, such as the standard contractual clauses. Notwithstanding the implications for its adequacy status, following its separation from the European Union, there is scope for divergence in application, interpretation, and enforcement of the data protection law as between the United Kingdom and the European Union. Other jurisdictions outside the European Union are similarly introducing or enhancing privacy and data security laws, rules, and regulations, which could increase our compliance costs and the risks associated with noncompliance.

We cannot yet fully determine the impact these or future laws, rules, and regulations may have on our business or operations. These laws, rules and regulations may be inconsistent from one jurisdiction to another, subject to differing interpretations and may be interpreted to conflict with our practices. The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States. For example, Colorado and Virginia adopted individual state privacy laws in 2021 and other states are also considering privacy legislation. The CCPA has prompted a number of additional proposals for federal and state privacy legislation that, if passed, could increase our potential liability, add layers of complexity to compliance in the U.S. market, increase our compliance costs and adversely affect our business.

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

We rely on a combination of intellectual property rights, contractual protections, and other practices to protect our brand, proprietary information, technologies and processes. We primarily rely on copyright and trade secret laws to protect our proprietary technologies and processes, including the algorithms we use throughout our business. Others may independently develop the same or similar technologies and processes, or may improperly acquire and use information about our technologies and processes, which may allow them to provide a service similar to ours, which could harm our competitive position. Our principal trademark assets include the registered trademark “Coursera” and our logos and taglines. We also hold the rights to the “Coursera.org” Internet domain name and various related domain names, which are subject to Internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. If we are unable to protect our trademarks or domain names, our brand recognition and reputation would suffer, we would incur significant expense establishing new brands and our operating results would be adversely impacted. As of June 30, 2021, we had 16 issued patents relating to technology features of our platform, including identity verification, content delivery and navigation, and automation, which patents expire between 2034 and 2039, and a number of U.S. pending patent applications also relating to certain technology features of our platform. We cannot predict whether any pending patent application will result in an issued patent that will effectively protect our intellectual property. Even if a patent issues, the patent may be circumvented or its validity may be challenged in proceedings before the U.S. Patent and Trademark Office. In addition, we cannot assure you that every significant feature of technology and services will be protected by any patent or patent application. Further, to the extent we pursue patent protection for our innovations, patents we may apply for may not issue, and patents that do issue or that we acquire may not provide us with any competitive advantages or may be challenged by third parties. There can be no assurance that any patents we obtain will adequately protect our inventions or survive a legal challenge, as the legal standards relating to the validity, enforceability, and scope of protection of patent and other intellectual property rights are uncertain.

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

The application of indirect taxes, such as sales and use tax, value-added tax (“VAT”), provincial taxes, goods and services tax, business tax and gross receipt tax to businesses like ours is a complex and evolving issue. For example, as of January 1, 2015, the European Union imposed an obligation on platforms to collect and remit VAT on sales of automatically downloaded digital items. Significant judgment is required to evaluate applicable tax obligations and as a result amounts recorded are estimates and could change. In many cases, the ultimate tax determination is uncertain because it is not clear how existing statutes apply to our business. One or more states, the federal government or other countries may seek to impose additional reporting, record-keeping, or indirect tax collection obligations on businesses like ours that facilitate online commerce. For example, the U.S. Congress is currently considering the “Marketplace Fairness Act,” which would grant states the authority to require online merchants to collect sales tax on online sales at the time a transaction is completed. New taxes could also require us to incur substantial costs to capture data and collect and remit taxes. If such obligations were imposed, the additional costs associated with tax collection, remittance, and audit requirements could make accessing offerings through our platform less attractive and more costly, which could harm our business.

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

Our operations as a public company have required, and are expected to continue to require, substantial costs and substantial management attention, and we may not be able to manage our transition into, and operations as, a public company effectively or efficiently.

As a public company, we have incurred, and expect to incur, significant legal, accounting, and other expenses. Our management team and other personnel devote, and will need to continue to devote, a substantial amount of time to, and we may not effectively or efficiently manage our transition into, and our operations as, a public company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer

Protection Act and the rules and regulations of the SEC and the NYSE. If, notwithstanding our efforts to comply with these laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed. Further, failure to comply with these rules might make it more difficult for us to obtain some types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management. As such, we have invested, and intend to continue to invest, resources to comply with evolving laws, regulations and standards.  This investment has resulted in, and may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities.

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

Our stock price may be volatile and may decline. The trading price and volume of our common stock could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•
variations in our operating results and other financial and operational metrics, including the key financial and operating metrics disclosed in this report, as well as how those results and metrics compare to analyst and investor expectations;
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
•
litigation or other claims against us;
•
the number of shares of our common stock that are available for public trading; and
•
any other factors discussed in this report.

In addition, if the market for technology stocks, education stocks, or the stock market in general experiences a loss of investor confidence, the price of our common stock could decline for reasons unrelated to our business, results of operations, or financial condition. The price of our common stock might also decline in reaction to events that affect other companies, even if those events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. If we are the subject of such litigation, it could result in substantial costs and could divert our management’s attention and resources, which could adversely affect our business.

Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could cause the price of our common stock to decline.

The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that such sales could occur. As of July 31, 2021, we have 137,743,251 shares of common stock outstanding.

In addition, as of June 30, 2021, 34,088,225 shares were issuable upon exercise of outstanding stock options or the vesting of outstanding RSUs (including the vested stock options and vested RSUs). Sales of stock by these equityholders or the perception that such sales could occur could adversely affect the trading price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds

On April 5, 2021, we completed our initial public offering of common stock, in which we sold 14,664,776 shares. The shares were sold at a price to the public of $33.00 per share for net proceeds of $452.5 million after deducting underwriting discounts and commissions of $31.5 million. Additionally, offering costs incurred by us were approximately $6.4 million.

On April 19, 2021, the underwriters exercised in full the right to purchase 2,359,500 additional shares of common stock from us, resulting in additional net proceeds of $72.8 million after deducting underwriting discounts and commissions of $5.1 million.

All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-253932), which was declared effective by the SEC on March 30, 2021. Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC acted as representatives of the underwriters for the offering. We incurred offering expenses of approximately $6.4 million. Upon completion of the sale of the shares of our common stock referenced in the preceding sentences, the IPO terminated.

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

COURSERA, INC.

Date: August 13, 2021	By:	/s/ Jeffrey N. Maggioncalda
Jeffrey N. Maggioncalda
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Kenneth R. Hahn
Kenneth R. Hahn
Chief Financial Officer
(Principal Financial Officer)

Date: August 13, 2021	By:	/s/ Jeffrey C. Grace
Jeffrey C. Grace
Vice President, Corporate Controller
(Principal Accounting Officer)