Form 10-Q
period 2021-09-30
Coursera, Inc.
filed 2021-11-10
CIK 1651562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 31, 2021, the registrant had 140,589,748 shares of common stock, $0.00001 par value per share, outstanding.

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
•
Any disruption or failure of our platform; and
•
Our status as a public benefit corporation, which may negatively impact our financial performance.

ii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

COURSERA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	December 31, 2020	September 30, 2021
Assets
Current assets:
Cash and cash equivalents	$79,878	$801,074
Marketable securities	205,402	15,030
Accounts receivable, net of allowance for doubtful accounts of $48 and $195 as of December 31, 2020 and September 30, 2021, respectively	40,721	35,964
Deferred costs	14,077	19,166
Prepaid expenses and other current assets	14,993	17,455
Total current assets	355,071	888,689
Property, equipment and software, net	18,644	24,521
Operating lease right-of-use assets	21,622	17,569
Intangible assets, net	10,570	10,299
Restricted cash	2,548	2,548
Other assets	9,169	11,223
Total assets	$417,624	$954,849

Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Educator partners payable	$39,005	$44,333
Other accounts payable	12,897	11,749
Accrued compensation and benefits	12,997	18,641
Operating lease liabilities, current	7,926	7,959
Deferred revenue, current	76,080	91,369
Other current liabilities	4,739	7,397
Total current liabilities	153,644	181,448
Operating lease liabilities, non-current	18,305	13,472
Other liabilities	644	573
Deferred revenue, non-current	4,562	3,378
Total liabilities	177,155	198,871
Commitments and contingencies (Note 12)
Redeemable convertible preferred stock:
$0.00001 par value— 76,420,805 and zero shares authorized as of December 31, 2020 and September 30, 2021, respectively; 75,305,400 and zero shares issued and outstanding as of December 31, 2020 and September 30, 2021, respectively; and aggregate liquidation preference, $464,036 and zero as of December 31, 2020 and September 30, 2021, respectively	462,293	—
Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value— zero and 10,000,000 shares authorized as of December 31, 2020 and September 30, 2021, respectively; zero shares issued and outstanding as of December 31, 2020 and September 30, 2021	—	—
Common stock, $0.00001 par value— 162,000,000 and 300,000,000 shares authorized as of December 31, 2020 and September 30, 2021, respectively; 40,301,290 and 140,333,046 shares issued and outstanding as of December 31, 2020 and September 30, 2021, respectively	—	1
Additional paid-in capital	126,408	1,201,705
Treasury stock— at cost, 2,747,938 shares as of December 31, 2020 and September 30, 2021	(4,701)	(4,701)
Accumulated other comprehensive income	20	1
Accumulated deficit	(343,551)	(441,028)
Total stockholders’ equity (deficit)	(221,824)	755,978
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$417,624	$954,849

See notes to condensed consolidated financial statements.

COURSERA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Revenue	$82,674	$109,880	$210,249	$300,331
Cost of revenue	38,970	42,162	99,082	122,149
Gross profit	43,704	67,718	111,167	178,182
Operating expenses:
Research and development	19,620	33,935	53,449	97,079
Sales and marketing	26,162	45,268	72,272	121,743
General and administrative	9,810	19,942	25,839	54,933
Total operating expenses	55,592	99,145	151,560	273,755
Loss from operations	(11,888)	(31,427)	(40,393)	(95,573)
Interest income	119	62	1,080	227
Interest expense	—	—	(12)	—
Other income (expense), net	227	(286)	9	(251)
Loss before income taxes	(11,542)	(31,651)	(39,316)	(95,597)
Income tax expense	325	800	781	1,880
Net loss	$(11,867)	$(32,451)	$(40,097)	$(97,477)
Net loss per share attributable to common stockholders—basic and diluted	$(0.31)	$(0.23)	$(1.10)	$(0.93)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	37,828,682	138,846,394	36,564,569	104,316,176

See notes to condensed consolidated financial statements.

COURSERA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Net loss	$(11,867)	$(32,451)	$(40,097)	$(97,477)
Change in unrealized gain (loss) on marketable securities, net of tax	11	(4)	(57)	(19)
Comprehensive loss	$(11,856)	$(32,455)	$(40,154)	$(97,496)

See notes to condensed consolidated financial statements.

ShareBasedCompensationArrangementByShareBasedPaymentAwardOptionsVestedAndExpectedToVestOutstandingNumber

COURSERA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share and per share amounts)

(unaudited)

	Redeemable						Accumulated
	Convertible				Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity (Deficit)
Balances—June 30, 2020	67,658,342	$332,681	36,785,718	$—	$103,469	$(4,701)	$6	$(304,966)	$(206,192)
Issuance of preferred stock, net of issuance costs	7,647,058	129,611	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	1,983,260	—	4,814	—	—	—	4,814
Issuance of common stock upon exercise of unvested options	—	—	50,000	—	—	—	—	—	—
Vesting of early exercise stock options	—	—	—	—	40	—	—	—	40
Stock-based compensation expense	—	—	—	—	4,946	—	—	—	4,946
Change in unrealized gain on marketable securities	—	—	—	—	—	—	11	—	11
Net loss	—	—	—	—	—	—	—	(11,867)	(11,867)
Balances— September 30, 2020	75,305,400	$462,292	38,818,978	$—	$113,269	$(4,701)	$17	$(316,833)	$(208,248)

Balances—June 30, 2021	—	$—	137,136,911	$1	$1,168,681	$(4,701)	$5	$(408,577)	$755,409
Issuance of common stock upon exercise of options	—	—	3,015,866	—	12,588	—	—	—	12,588
Vesting of restricted stock units	—	—	295,650	—	—	—	—	—	—
Tax withholding on vesting of restricted stock units	—	—	(115,381)	—	(4,445)	—	—	—	(4,445)
Vesting of early exercise stock options	—	—	—	—	21	—	—	—	21
Stock-based compensation expense	—	—	—	—	24,860	—	—	—	24,860
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	—	(32,451)	(32,451)
Balances—September 30, 2021	—	$—	140,333,046	$1	$1,201,705	$(4,701)	$1	$(441,028)	$755,978

Balances—December 31, 2019	67,658,342	$332,681	35,682,740	$—	$94,364	$(4,701)	$74	$(276,736)	$(186,999)
Issuance of preferred stock, net of issuance costs	7,647,058	129,611	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	2,865,308	—	6,849	—	—	—	6,849
Issuance of common stock upon exercise of unvested options	—	—	50,000	—	—	—	—	—	—
Issuance of restricted stock awards	—	—	30,000	—	—	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	190,930	—	38	—	—	—	38
Vesting of early exercise stock options	—	—	—	—	176	—	—	—	176
Stock-based compensation expense	—	—	—	—	11,842	—	—	—	11,842
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(57)	—	(57)
Net loss	—	—	—	—	—	—	—	(40,097)	(40,097)
Balances—September 30, 2020	75,305,400	$462,292	38,818,978	$—	$113,269	$(4,701)	$17	$(316,833)	$(208,248)

Balances—December 31, 2020	75,305,400	$462,293	40,301,290	$—	$126,408	$(4,701)	$20	$(343,551)	$(221,824)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(75,305,400)	(462,293)	75,305,400	1	462,292	—	—	—	462,293
Issuance of common stock upon initial public offering, net of offering costs	—	—	17,024,276	—	518,835	—	—	—	518,835
Issuance of common stock upon exercise of options	—	—	7,519,696	—	26,872	—	—	—	26,872
Issuance of restricted stock awards	—	—	2,115	—	—	—	—	—	—
Vesting of restricted stock units	—	—	295,650	—	—	—	—	—	—
Tax withholding on vesting of restricted stock units	—	—	(115,381)	—	(4,445)	—	—	—	(4,445)
Vesting of early exercise stock options	—	—	—	—	63	—	—	—	63
Stock-based compensation expense	—	—	—	—	71,680	—	—	—	71,680
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	—	—	—	(97,477)	(97,477)
Balances—September 30, 2021	—	$—	140,333,046	$1	$1,201,705	$(4,701)	$1	$(441,028)	$755,978

See notes to condensed consolidated financial statements.

COURSERA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2021
Cash flows from operating activities:
Net loss	$(40,097)	$(97,477)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,873	10,508
Stock-based compensation	11,277	67,867
Amortization or accretion of marketable securities	(136)	373
Other	25	257
Changes in operating assets and liabilities:
Accounts receivable, net	(4,655)	4,500
Prepaid expenses and other assets	(10,207)	(5,658)
Operating lease right-of-use assets	3,846	4,052
Educator partners and other accounts payable	15,732	(58)
Accrued and other liabilities	88	7,274
Operating lease liabilities	(4,303)	(4,801)
Deferred revenue	24,099	14,104
Net cash provided by operating activities	2,542	941
Cash flows from investing activities:
Purchases of marketable securities	(203,294)	—
Proceeds from maturities of marketable securities	119,934	189,981
Purchases of property, equipment and software	(2,234)	(1,228)
Capitalized internal-use software costs	(6,035)	(9,712)
Purchases of content assets	—	(769)
Net cash (used in) provided by investing activities	(91,629)	178,272
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	129,611	—
Proceeds from exercise of stock options and warrants	6,887	26,810
Proceeds from exercise of unvested options, net of repurchases	84	—
Proceeds from initial public offering, net of offering costs	—	525,284
Payment of deferred offering costs	—	(6,119)
Payment of tax withholding on vesting of restricted stock units	—	(3,992)
Net cash provided by financing activities	136,582	541,983
Net increase in cash, cash equivalents, and restricted cash	47,495	721,196
Cash, cash equivalents, and restricted cash—Beginning of period	59,845	82,426
Cash, cash equivalents, and restricted cash—End of period	$107,340	$803,622

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$103,536	$801,074
Restricted cash	3,035	2,548
Restricted cash in prepaid expenses and other current assets	769	—
Total cash, cash equivalents, and restricted cash	$107,340	$803,622
Supplemental disclosures of cash flow information:
Cash paid for interest	$550	$—
Cash paid for income taxes	$666	$1,456
Supplemental disclosures of noncash investing and financing activities:
Vesting of early exercised stock options	$176	$63
Stock-based compensation capitalized as internal-use software costs	$565	$3,813
Accrued tax withholding on vesting of restricted stock units	$—	$453
Unpaid purchases of content assets	$—	$567
Unpaid deferred offering costs	$—	$330

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and following the requirements of the Securities and Exchange Commission (“SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company's annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of the Company's financial information. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or for any other future year. The balance sheet as of December 31, 2020 has been derived from audited consolidated financial statements at that date but does not include all information required by GAAP for annual consolidated financial statements.

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

Segment Information—The Company defines its segments as those operations the chief operating decision maker (“CODM”), determined to be the Chief Executive Officer of the Company, regularly reviews to allocate resources and assess performance. For the three and nine months ended September 30, 2020 and 2021, the Company operated under three segments: Consumer, Enterprise, and Degrees. The Company continually monitors and reviews its segment reporting structure in accordance with Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, to determine whether any changes have occurred that would impact its reportable segments. For further information on the Company’s segment reporting, see Note 15 “Segment and Geographic Information.”

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

Summary of Significant Accounting Policies

There have been no significant changes to the Company's significant accounting policies as of and for the three and nine months ended September 30, 2021 as compared to the significant accounting policies described in the Prospectus.

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

For purposes of assessing concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer. For the three and nine months ended September 30, 2020 and 2021, the Company did not have any customers that accounted for more than 10% of the Company’s revenue. As of December 31, 2020 and September 30, 2021, the Company had one customer that accounted for 21% and 17% of its net accounts receivable balance, respectively.

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

The JOBS Act does not preclude an emerging growth company from early adopting new or revised accounting standards. The Company early adopted ASU 2016-02, Leases (ASC 842), effective January 1, 2020, and ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, effective July 1, 2021. The Company expects to use the extended transition period for any other new or revised accounting standards during the period for which the Company remains an emerging growth company.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This update requires capitalization of the implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Further, the standard also requires the Company to amortize the capitalized implementation costs of a hosting arrangement over the term of the hosting arrangement. This update is effective for the Company for the annual reporting period commencing January 1, 2021 and interim periods within the annual reporting period commencing January 1, 2022, and early adoption is permitted. The Company early adopted ASU 2018-15 on July 1, 2021 on a prospective basis for implementation costs incurred after January 1, 2021. The adoption of the standard did not have a material impact on the condensed financial statements.

New Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and the allocation of consolidated income taxes to separate financial statements of entities not subject to income tax. ASU 2019-12 will be effective for the Company in 2022. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to accumulated deficit as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures.

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

3. REVENUE RECOGNITION

Contract Balances—The Company’s contract assets and liabilities as of January 1, 2020, December 31, 2020 and September 30, 2021 were as follows:

	January 1, 2020	December 31, 2020	September 30, 2021
Contract assets:
Accounts receivable	$16,592	$39,976	$30,917
Unbilled revenue	64	745	5,047
Total contract assets	$16,656	$40,721	$35,964

Contract liabilities:
Deferred revenue	$41,607	$80,642	$94,747
Total contract liabilities	$41,607	$80,642	$94,747

Revenue recognized during the nine months ended September 30, 2020 and 2021 that was included in the deferred revenue balances at the beginning of the year was $34,535 and $67,976 respectively.

There were no impairment losses recorded on contract assets during the three and nine months ended September 30, 2020 and 2021.

Remaining Performance Obligations—Remaining performance obligations are future revenue that are under noncancelable contracts but have not yet been recognized. As of September 30, 2021, the Company had remaining performance obligations of $240,631 and expects to recognize approximately 64% as revenue over the next twelve months and the remainder thereafter.

Costs to Obtain and Fulfill a Contract—During the three months ended September 30, 2020 and 2021, the Company capitalized $3,170 and $3,786, respectively, of commissions and related payroll tax expenditures and amortized $1,114 and $2,169, respectively, to sales and marketing expense. During the nine months ended September 30, 2020 and 2021, the Company capitalized $7,003 and $9,485 respectively, of commissions and related payroll tax expenditures and amortized $2,697 and $5,719, respectively, to sales and marketing expense. As of December 31, 2020 and September 30, 2021, the amount of deferred commissions and related payroll tax expenditures included in deferred costs and in other assets was $5,990 and $6,568, and $8,524 and $7,800, respectively.

4. FAIR VALUE MEASUREMENTS—The Company’s assets and liabilities that were measured at fair value by level within the fair value hierarchy as of December 31, 2020 and September 30, 2021, were as follows:

	As of December 31, 2020
	Fair Value	Level 1	Level 2
Financial assets:
Cash equivalents—money market funds	$58,997	$58,997	$—
Marketable securities:
Corporate debt securities	8,551	—	8,551
Commercial paper	26,469	—	26,469
U.S. government Treasury bills	170,382	170,382	—
Total financial assets	$264,399	$229,379	$35,020

	As of September 30, 2021
	Fair Value	Level 1
Financial assets:
Cash equivalents—money market funds	$760,245	$760,245
Marketable securities:
U.S. government Treasury bills	15,030	15,030
Total financial assets	$775,275	$775,275

The Company remeasures certain assets, including intangible assets and its equity-method investment in a private company, at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. No such events or changes occurred during the three and nine months ended September 30, 2020 and 2021.

5. MARKETABLE SECURITIES

The following table presents the Company’s available-for-sale marketable securities as of December 31, 2020 and September 30, 2021:

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Corporate debt	$8,547	$4	$—	$8,551
Commercial paper	26,469	—	—	26,469
U.S. government Treasury bills	170,366	17	(1)	170,382
Total marketable securities	$205,382	$21	$(1)	$205,402

	As of September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
U.S. government Treasury bills	$15,029	$1	$—	$15,030
Total marketable securities	$15,029	$1	$—	$15,030

The gross realized gains and losses related to the Company’s marketable securities were not material for the three and nine months ended September 30, 2020 and 2021.

The following table presents the cost basis and fair value of available-for-sale marketable securities by contractual maturity date as of December 31, 2020 and September 30, 2021:

	December 31, 2020		September 30, 2021
	Amortized Cost	Estimated Fair Market Value	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$205,382	$205,402	$15,029	$15,030

Investments in an unrealized loss position consisted of the following as of December 31, 2020 and September 30, 2021:

	December 31, 2020		September 30, 2021
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government Treasury bills	$20,201	$(1)	$—	$—
Total investments in an unrealized loss position	$20,201	$(1)	$—	$—

As of December 31, 2020 and September 30, 2021, no investments were in a continuous unrealized loss position for more than 12 months. The Company does not intend to sell any of these investments and it is not more likely than not that the Company would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity.

6. CONSOLIDATED BALANCE SHEET COMPONENTS

Property, Equipment and Software—Property, equipment and software as of December 31, 2020 and September 30, 2021, consisted of the following:

	Estimated Useful Lives	December 31, 2020	September 30, 2021
Internal-use software	2 years	$21,582	$34,572
Computer equipment and software	2 years	2,928	4,041
Leasehold improvements	Shorter of useful life or remaining lease term	7,057	7,119
Furniture and fixtures	5 years	2,973	3,051
Total property, equipment and software		34,540	48,783
Less accumulated depreciation and amortization		(15,896)	(24,262)
Property, equipment and software—net		$18,644	$24,521

Depreciation and amortization expense related to property, equipment and software for the three months ended September 30, 2020 and 2021 was $2,139 and $3,533 respectively, which included amortization expense of internal-use software of $1,554 and $2,795 respectively, that is recorded within cost of revenue in the condensed consolidated statements of operations.

Depreciation and amortization expense related to property, equipment and software for the nine months ended September 30, 2020 and 2021 was $5,772 and $8,901 respectively, which included amortization expense of internal-use software of $4,179 and $6,783 respectively, that is recorded within cost of revenue in the condensed consolidated statements of operations.

Intangible Assets, net —Intangible assets, net as of December 31, 2020 and September 30, 2021 consisted of the following:

		December 31, 2020			September 30, 2021
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Assembled workforce	3 years	$181	$(83)	$98	$181	$(128)	$53
Developed technology	6 years	8,446	(1,930)	6,516	8,446	(2,982)	5,464
Content assets	5 years	3,956	—	3,956	5,292	(510)	4,782
Intangible assets		$12,583	$(2,013)	$10,570	$13,919	$(3,620)	$10,299

During the three and nine months ended September 30, 2021, the Company capitalized $567 and $1,336 of content assets, respectively. Intangible assets amortization expense was $370 and $604 for the three months ended September 30, 2020 and 2021, respectively. Intangible assets amortization expense was $1,101 and $1,607 for the nine months ended September 30, 2020 and 2021, respectively.

As of September 30, 2021, the weighted-average remaining amortization period was 0.9 years for assembled workforce, 3.9 years for developed technology and 4.5 years for content assets. Amortization of assembled workforce is included in research and development expenses and amortization of developed technology and content assets is included in cost of revenue in the condensed consolidated statements of operations.

As of September 30, 2021, future expected amortization expense for intangible assets was as follows:

Years Ending December 31
Remainder of 2021	$636
2022	2,503
2023	2,465
2024	2,471
2025	1,945
2026	279
Total	$10,299

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

The income tax expense for the three months ended September 30, 2020 and 2021 resulted in an effective tax rate of (2.82)% and (2.53)%, respectively. The income tax expense for the nine months ended September 30, 2020 and 2021 resulted in an effective tax rate of (1.99)% and (1.97)%, respectively. The difference between the effective tax rate and the U.S. federal statutory rate is primarily due to a valuation allowance established on the Company's federal and state net deferred tax assets, foreign operations and excess tax benefits related to stock-based compensation. Due to tax losses and offsetting valuation allowance, the Company did not record a provision for U.S. income taxes in any period.

As of September 30, 2021, the Company has provided a valuation allowance against certain federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.

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

8. REDEEMABLE CONVERTIBLE PREFERRED STOCK

Redeemable Convertible Preferred Stock— Upon the closing of the Company’s IPO, all outstanding shares of its redeemable convertible preferred stock automatically converted into 75,305,400 shares of Common Stock on a one-for-one basis. As of September 30, 2021, there were no shares of redeemable convertible preferred stock issued and outstanding.

9. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock— In connection with the IPO, the Company authorized the issuance of 10,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share, with rights and preferences, including voting rights, to be designated from time to time by the board of directors. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.

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

The Company adopted the 2021 Stock Incentive Plan (the "2021 Plan") and 2021 Employee Stock Purchase Plan (the "ESPP") in February 2021, which became effective on March 30, 2021 when the registration statement for the IPO was declared effective (collectively the 2021 Plan, the ESPP and the Predecessor Plans are referred to as the "Plans"). The 2021 Plan provides for the granting of incentive and nonstatutory stock options, RSUs and other equity awards. Pursuant to the ESPP, participants may contribute up to 15 percent of their eligible compensation to purchase shares of common stock at 85 percent of the lower of the market price of the Company's common stock on the date of commencement of the applicable offering period or on the last day of each six-month purchase period. The offering periods start on the first trading day on or after May 11 and November 11 of each year, except for the first offering period, which commenced on the Company’s IPO effective date, or March 30, 2021, and ends on May 10, 2023.

As of September 30, 2021, 15,351,629 shares of the Company's common stock, plus certain automatic annual increases in the number of shares of the Company's common stock reserved for future issuance under the 2021 Plan, and any shares subject to outstanding awards under the Predecessor Plans after the effective date of the 2021 Plan that are subsequently (i) forfeited or terminated, (ii) not issued because such award is settled in cash, or (iii) withheld or reacquired to satisfy the applicable exercise, strike, or purchase price, or a tax withholding obligation, were reserved for future issuance under the 2021 Plan. As of September 30, 2021, 2,800,000 shares of the Company's common stock, plus certain automatic annual increases in the number of shares of the Company's common stock, were reserved for issuance under the ESPP.

Stock Options—The Company may grant options at prices not less than the fair market value at the date of grant. These options generally expire 10 years from the date of grant. Incentive stock options and nonstatutory options generally vest ratably over a four-year service period.

Stock option activity under the Plans for the nine months ended September 30, 2021 was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance—December 31, 2020	32,458,408	$4.60	7.75	$625,058
Granted	—	—
Exercised	(7,519,696)	3.57
Canceled	(1,053,024)	5.57
Balance—September 30, 2021	23,885,688	$4.88	7.06	$639,320
Options vested	13,752,358	$3.37	6.23	$388,899

Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock as determined by the Board of Directors. The aggregate intrinsic value of options exercised was $264,326 for the nine months ended September 30, 2021.

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

RSU activity during the nine months ended September 30, 2021 was as follows:

	Number of Shares	Weighted- Average Grant Fair Value	Aggregate Intrinsic Value
Unvested balance—December 31, 2020	3,276,600	$17.92	$19,454
Granted	4,200,228	36.20
Released	(295,650)	12.86
Forfeited	(349,700)	28.65
Unvested balance—September 30, 2021	6,831,478	$28.83	$216,149

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

Nine Months Ended
September 30, 2021
Risk-free interest rate	0.03%-0.16%
Expected term (in years)	0.5-2.0
Expected volatility	48.3%-60.3%
Dividend yield	—%

Stock-based compensation expense for the three and nine months ended September 30, 2020 and 2021 is classified in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Cost of revenue	$135	$527	$360	$1,537
Research and development	1,917	11,259	4,686	31,650
Sales and marketing	1,175	6,846	2,717	19,504
General and administrative	1,473	4,776	3,514	15,176
Total	$4,700	$23,408	$11,277	$67,867

The Company capitalized $246 and $1,452 of stock-based compensation related to its internal-use software during the three months ended September 30, 2020 and 2021, respectively, and it capitalized $565 and $3,813 of stock-based compensation related to its internal-use software during the nine months ended September 30, 2020 and 2021, respectively.

As of September 30, 2021, there was a total of $45,635 unrecognized employee compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.18 years. In addition, as of September 30, 2021, total unrecognized compensation cost related to unvested RSUs was $148,999 which is expected to be recognized over a weighted-average period of approximately 2.36 years. Total unrecognized compensation cost related to ESPP as of September 30, 2021 was $17,763, which is expected to be recognized over a weighted-average period of approximately 1.09 years.

Common Stock Reserved for Issuance—The Company’s common stock reserved for future issuance as of December 31, 2020 and September 30, 2021 was as follows:

	December 31, 2020	September 30, 2021
Conversion of convertible preferred stock	75,305,400	—
Stock options outstanding	32,458,408	23,885,688
RSUs outstanding	3,276,600	6,831,478
Shares available for future grants	8,098,484	18,151,629
Total shares of common stock reserved	119,138,892	48,868,795

10. NET LOSS PER SHARE

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2020 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Numerator:
Net loss attributable to common stockholders	$(11,867)	$(32,451)	$(40,097)	$(97,477)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	37,828,682	138,846,394	36,564,569	104,316,176
Net loss per share attributable to common stockholders—basic and diluted	$(0.31)	$(0.23)	$(1.10)	$(0.93)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	September 30,
	2020	2021
Redeemable convertible preferred stock	75,305,400	—
Common stock options	32,776,771	23,885,688
RSUs	1,254,800	6,831,478
Shares subject to repurchase	73,334	10,449
ESPP	—	207,843
Total	109,410,305	30,935,458

11. LEASES

The Company has entered into various non-cancelable office space operating leases with lease periods expiring through November 2024. These leases do not contain residual value guarantees, covenants, or other restrictions.

12. COMMITMENTS AND CONTINGENCIES

Purchase Obligations—Purchase obligations relate mainly to a third-party cloud infrastructure agreement and subscription arrangements used to facilitate the Company’s operations as well as an advertising services agreement. As of September 30, 2021, the Company had approximately $50,733 of future minimum payments under the Company’s non-cancelable purchase obligations which is expected to be paid through 2026.

Litigation—The Company continually evaluates uncertainties associated with litigation and records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and (ii) the loss or range of loss can be reasonably estimated. If the Company determines that a loss is possible and a range of the loss can be reasonably estimated, the Company discloses the range of the possible loss in the notes to the condensed consolidated financial statements. The Company evaluates, on a quarterly basis, developments in its legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related ranges of possible losses disclosed, and makes adjustments and changes to our disclosures as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss, and such amounts could be material. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), the Company has determined it does not have material exposure on an aggregate basis at this time.

Indemnifications—In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provides for the potential of general indemnification obligations. The Company’s exposure under these agreements is unknown because it involves future claims that may be made against the Company but have not yet been made. To date, the Company has not paid any material claims or has been required to defend any actions related to its indemnification obligations; however, the Company may record charges in the future as a result of these indemnification obligations. In addition, the Company has indemnification agreements with certain of its directors, executive officers, and other employees that require it, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service with the Company. The terms of such obligations may vary.

13. 401(k) PLAN

The Company has a 401(k) savings plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer-matching contribution. The Company has made no matching contributions to the 401(k) Plan for the three and nine months ended September 30, 2020 and 2021.

14. RELATED-PARTY TRANSACTION

During the year ended December 31, 2017, the Company entered into a content sourcing agreement with a related party in the normal course of business. Content fees earned by the related party during the three months ended September 30, 2020 and 2021 were $1,731 and $1,665 respectively. Content fees earned by the related party during the nine months ended September 30, 2020 and 2021 were $4,633 and $5,056, respectively. As of December 31, 2020 and September 30, 2021, outstanding educator partner payables related to this content sourcing agreement were $4,821 and $1,665, respectively.

15. SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s Chief Executive Officer is its CODM. For the purposes of allocating resources and assessing performance, the CODM examines three segments which are the Company’s three revenue sources: Consumer, Enterprise, and Degrees. This is also consistent with how the Company disaggregates revenue.

Financial information for each reportable segment was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue	2020	2021	2020	2021
Consumer	$57,234	$66,482	$139,845	$180,432
Enterprise	18,161	31,840	49,881	84,518
Degrees	7,279	11,558	20,523	35,381
Total revenue	$82,674	$109,880	$210,249	$300,331
Segment gross profit
Consumer	$31,160	$45,499	$76,040	$115,891
Enterprise	12,520	21,414	34,822	57,011
Degrees	7,279	11,558	20,523	35,381
Total segment gross profit	$50,959	$78,471	$131,385	$208,283
Reconciliation of segment gross profit to gross profit
Platform and support costs	5,211	6,842	14,623	20,218
Stock-based compensation expense	135	527	360	1,537
Amortization of internal-use software	1,554	2,795	4,179	6,783
Amortization of intangibles	355	589	1,056	1,563
Total reconciling items	7,255	10,753	20,218	30,101
Gross profit	$43,704	$67,718	$111,167	$178,182

Geographic Information:

Revenue: The following table summarizes the revenue by region based on the billing address of the Company’s customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
United States	$40,746	$55,451	$102,382	$152,741
Europe, Middle East, and Africa	22,132	28,863	59,322	81,504
Asia Pacific	11,734	15,424	29,581	39,365
Other	8,062	10,142	18,964	26,721
Total	$82,674	$109,880	$210,249	$300,331

No single country other than the United States represented 10% or more of the Company’s total revenue during the three and nine months ended September 30, 2020 and 2021.

Long-lived assets: The following table presents the Company’s long-lived assets, consisting of property, equipment and software, net of depreciation and amortization, and operating lease right-of-use assets, by geographic region:

	December 31, 2020	September 30, 2021
United States	$39,202	$41,305
Rest of World	1,064	785
Total	$40,266	$42,090

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
•
the increased expenses including regulatory compliance costs, associated with being a public company;
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

As shifts to the digital economy are increasing the need for new skills, Coursera’s online learning offerings can meet this global demand and provide access to world-class learning to learners and institutions worldwide. We partner with over 250 leading global university and industry partners to create and distribute content that is modular, stackable, flexible, and affordable. As of September 30, 2021, approximately 92 million learners are registered on our platform to engage with a wide range of offerings from Guided Projects to bachelor’s and master’s degree programs.

Coursera is a platform that enables a global ecosystem of educators, learners, and institutions. Coursera serves learners in their homes, through their employers, through their colleges and universities, and through government-sponsored programs. We provide a broad range of learning offerings: Guided Projects, courses, Specializations, certificates, postgraduate diplomas and degrees. Our go-to-market strategy centers on efficiently attracting learners to our platform and connecting them to content and degree programs tailored to them, after which our data-driven learner experience identifies potential Enterprise prospects, complemented by our direct sales team which finds and engages with potential business, academic, and government customers.

For the three months ended September 30, 2020 and 2021, we generated a net loss of $11.9 million and $32.5 million, respectively, which included $4.7 million and $23.4 million, respectively, of stock-based compensation expense, and a net loss margin as a percentage of revenue for the three months ended September 30, 2020 and 2021 of (14)% and (30)%, respectively. Our Adjusted EBITDA and Adjusted EBITDA Margin as a percentage of revenue were $(4.3) million and (5)%, and $(3.1) million and (3)%, for the three months ended September 30, 2020 and 2021, respectively.

For the nine months ended September 30, 2020 and 2021, we generated a net loss of $40.1 million and $97.5 million, respectively, which included $11.3 million and $67.9 million, respectively, of stock-based compensation expense, and a net loss margin as a percentage of revenue for the nine months ended September 30, 2020 and 2021 of (19)% and (32)%, respectively. Our Adjusted EBITDA and Adjusted EBITDA Margin as a percentage of revenue were $(22.0) million and (10)%, and $(16.1) million and (5)%, for the nine months ended September 30, 2020 and 2021, respectively.

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

Factors Affecting Our Performance

We believe that the growth of our business and our future success are dependent upon many factors. While each of these factors present significant opportunities for us, these factors also pose challenges that we must successfully address in order to sustain the growth of our business and enhance our results of operations.

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

Degrees revenue is generated from contracts with university partners for the delivery of online bachelor’s and master’s degrees or postgraduate diplomas awarded by the university. We earn a Degrees service fee that is determined as a percentage of the total tuition collected from Degrees students, net of refunds. University partners generally collect the tuition from Degrees students, however in the case of some MasterTrack Certificate offerings this obligation can be our responsibility. We have a stand ready obligation to perform degree services continually throughout the period that the degree content is hosted on our platform. Degrees revenue is received and paid by the university partner for each university term. As a result, revenue generated from each term is recognized ratably from the start of a term through the start of the following term.

There is no direct contractual arrangement between Coursera and Degrees students, who contract directly with the university partners. University partners typically have additional performance obligations to the Degrees students in the form of real-time teaching, financial aid, and academic or career counseling. Although some MasterTrack Certificate learners are required to accept our terms and conditions prior to tuition payment, our core performance obligations remain similar to the services provided to university partners for their online bachelor’s and master’s degrees or postgraduate diplomas. For these reasons, we have determined that the university partners control the delivery of degrees, postgraduate diplomas and MasterTrack Certificates hosted on our platform. As a result, we recognize Degrees revenue as the service fee we earn from our contracts with university partners.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
	(in thousands)
Revenue	$82,674	$109,880	$210,249	$300,331
Cost of revenue(1)	38,970	42,162	99,082	122,149
Gross profit	43,704	67,718	111,167	178,182
Operating expenses:
Research and development(1)	19,620	33,935	53,449	97,079
Sales and marketing(1)	26,162	45,268	72,272	121,743
General and administrative(1)	9,810	19,942	25,839	54,933
Total operating expenses	55,592	99,145	151,560	273,755
Loss from operations	(11,888)	(31,427)	(40,393)	(95,573)
Other income (expense):
Interest income	119	62	1,080	227
Interest expense	—	—	(12)	—
Other income (expense), net	227	(286)	9	(251)
Loss before income taxes	(11,542)	(31,651)	(39,316)	(95,597)
Income tax expense	325	800	781	1,880
Net loss	$(11,867)	$(32,451)	$(40,097)	$(97,477)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
	(in thousands)
Cost of revenue	$135	$527	$360	$1,537
Research and development	1,917	11,259	4,686	31,650
Sales and marketing	1,175	6,846	2,717	19,504
General and administrative	1,473	4,776	3,514	15,176
Total stock-based compensation expense	$4,700	$23,408	$11,277	$67,867

The following table summarizes our results of operations as a percentage of revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Revenue	100%	100%	100%	100%
Cost of revenue	47	38	47	41
Gross profit	53	62	53	59
Operating expenses:
Research and development	23	31	26	32
Sales and marketing	32	42	34	41
General and administrative	12	18	12	18
Total operating expenses	67	91	72	91
Loss from operations	(14)	(29)	(19)	(32)
Other income (expense):
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other income (expense), net	—	—	—	—
Loss before income taxes	(14)	(29)	(19)	(32)
Income tax expense	—	1	—	—
Net loss	(14)%	(30)%	(19)%	(32)%

Comparison of the Three and Nine Months Ended September 30, 2020 and 2021

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands)
Revenue:
Consumer	$57,234	$66,482	$9,248	16%	$139,845	$180,432	$40,587	29%
Enterprise	18,161	31,840	13,679	75%	49,881	84,518	34,637	69%
Degrees	7,279	11,558	4,279	59%	20,523	35,381	14,858	72%
Total revenue	$82,674	$109,880	$27,206	33%	$210,249	$300,331	$90,082	43%

Revenue for the three months ended September 30, 2020 was $82.7 million, compared to $109.9 million for the three months ended September 30, 2021. Revenue increased by $27.2 million, or 33%, compared to the three months ended September 30, 2020. For the three months ended September 30, 2020, Consumer, Enterprise, and Degrees revenue were $57.2 million, $18.2 million, and $7.3 million, or approximately 69%, 22%, and 9% of total revenue, respectively, compared to $66.5 million, $31.8 million, and $11.6 million, or approximately 61%, 29%, and 10% of total revenue, respectively, for the three months ended September 30, 2021. The increase in revenue was primarily driven by a 29% increase in registered learners, which resulted in an increase in paying Consumer customers, the addition of 393 Paid Enterprise Customers, and an increase in the number of Degrees students. These trends accelerated in 2020 in part due to the effects of the COVID-19 pandemic and its continued impact into 2021.

For the three months ended September 30, 2021, total Consumer revenue increased by $9.2 million, or 16%, compared to the three months ended September 30, 2020. The new learners that registered after September 30, 2020 added $31.4 million in revenue to the total revenue of $66.5 million for the three months ended September 30, 2021. The remaining Consumer revenue in the three months ended September 30, 2021 of $35.1 million is attributable to learners that were registered in our platform as of September 30, 2020, thus retaining 61% of the revenue from those registered learners.

For the three months ended September 30, 2021, total Enterprise revenue increased by $13.7 million, or 75%, compared to the three months ended September 30, 2020. Approximately $11.5 million of the increase in revenue was attributable to new customers, and the remaining increase of $2.2 million was attributable to growth from existing customers.

For the three months ended September 30, 2021, total Degrees revenue increased by $4.3 million, or 59%, compared to the three months ended September 30, 2020. The increase in the number of Degrees students added $2.9 million in revenue, and the remaining increase of $1.4 million was attributable to an increase in revenue per student per quarter.

Revenue for the nine months ended September 30, 2020 was $210.2 million, compared to $300.3 million for the nine months ended September 30, 2021. Revenue increased by $90.1 million, or 43%, compared to the nine months ended September 30, 2020. For the nine months ended September 30, 2020, Consumer, Enterprise, and Degrees revenue were $139.8 million, $49.9 million, and $20.5 million, or approximately 66%, 24%, and 10% of total revenue, respectively, compared to $180.4 million, $84.5 million, and $35.4 million, or approximately 60%, 28%, and 12% of total revenue, respectively, for the nine months ended September 30, 2021. The increase in revenue was primarily driven by a 29% increase in registered learners, which resulted in an increase in paying Consumer customers, the addition of 393 Paid Enterprise Customers, and an increase in the number of Degrees students. These trends accelerated in 2020 in part due to the effects of the COVID-19 pandemic and its continued impact into 2021.

For the nine months ended September 30, 2021, total Consumer revenue increased by $40.6 million, or 29%, compared to the nine months ended September 30, 2020. The new learners that registered after September 30, 2020 added $70.2 million in revenue to the total revenue of $180.4 million for the nine months ended September 30, 2021. The remaining Consumer revenue in the nine months ended September 30, 2021 of $110.2 million is attributable to learners that were registered in our platform as of September 30, 2020, thus retaining 79% of the revenue from those registered learners.

For the nine months ended September 30, 2021, total Enterprise revenue increased by $34.6 million, or 69%, compared to the nine months ended September 30, 2020. Approximately $24.2 million of the increase in revenue was attributable to new customers, and the remaining increase of $10.4 million was attributable to growth from existing customers.

For the nine months ended September 30, 2021 total Degrees revenue increased by $14.9 million, or 72%, compared to the nine months ended September 30, 2020. The increase in the number of Degrees students added $13.4 million in revenue, and the remaining increase of $1.5 million was attributable to an increase in revenue per student per quarter.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands)				(dollars in thousands)
Cost of revenue	$38,970	$42,162	$3,192	8%	$99,082	$122,149	$23,067	23%
Gross profit	$43,704	$67,718	$24,014	55%	$111,167	$178,182	$67,015	60%
Gross margin	53%	62%			53%	59%

Cost of revenue for the three months ended September 30, 2020 was $39.0 million, compared to $42.2 million for the three months ended September 30, 2021. The mix in partner revenue resulted in a decrease of $0.3 million in costs related to partner fees. Content costs for the Consumer and Enterprise segments were $26.1 million and $5.6 million for the three months ended September 30, 2020, respectively, compared to $21.0 million and $10.4 million for the three months ended September 30, 2021, respectively. Content costs as a percentage of revenue for the Consumer and Enterprise segments were 46% and 31% for the three months ended September 30, 2020, respectively, compared to 32% and 33% for the three months ended September 30, 2021, respectively. We experienced an increase in usage by paid learners on our platform which resulted in a $2.0 million cost increase from support services, hosting costs, and credit card processing. Additionally, there was an increase of $1.5 million in amortization expense.

Gross margin was 53% for the three months ended September 30, 2020, compared to 62% for the three months ended September 30, 2021. The increase in gross margin was due to a shift in mix of revenue toward Enterprise and Degrees and a lower revenue content cost rate for our Consumer segment revenue.

Cost of revenue for the nine months ended September 30, 2020 was $99.1 million, compared to $122.1 million for the nine months ended September 30, 2021. The increase in revenue resulted in an increase of $13.2 million in costs related to partner fees. Content costs for the Consumer and Enterprise segments were $63.8 million and $15.1 million for the nine months ended September 30, 2020, respectively, compared to $64.5 million and $27.5 million for the nine months ended September 30, 2021, respectively. Content costs as a percentage of revenue for Consumer and Enterprise segments were 46% and 30% for the nine months ended September 30, 2020, respectively, compared to 36% and 33% for the nine months ended September 30, 2021, respectively. We experienced a significant increase in usage by paid learners on our platform which resulted in a $6.8 million cost increase from support services, hosting costs, and credit card processing. Additionally, there was an increase of $3.1 million in amortization expense.

Gross margin was 53% for the nine months ended September 30, 2020, compared to 59% for the nine months ended September 30, 2021. The increase in gross margin was due to a shift in mix of revenue toward Enterprise and Degrees and a lower revenue content cost rate for our Consumer segment revenue.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands)				(dollars in thousands)
Operating expenses:
Research and development	$19,620	$33,935	$14,315	73%	$53,449	$97,079	$43,630	82%
Sales and marketing	26,162	45,268	19,106	73%	72,272	121,743	49,471	68%
General and administrative	9,810	19,942	10,132	103%	25,839	54,933	29,094	113%
Total operating expenses	$55,592	$99,145	$43,553	78%	$151,560	$273,755	$122,195	81%

Total operating expenses for the three and nine months ended September 30, 2020 were $55.6 million and $151.6 million,

respectively, compared to $99.1 million and $273.8 million for the three and nine months ended September 30, 2021, respectively.

Research and development expenses for the three months ended September 30, 2020 were $19.6 million, compared to $33.9 million for the three months ended September 30, 2021. The increase was primarily due to higher personnel-related expenses of $12.9 million, driven by additional headcount, and additional stock-based compensation expense of $9.3 million. Other research and development expenses including recruiting fees, consulting and services expenses, and facilities allocation increased by $1.4 million.

Research and development expenses for the nine months ended September 30, 2020 were $53.4 million, compared to $97.1 million for the nine months ended September 30, 2021. The increase was primarily due to higher personnel-related expenses of $38.4 million, driven by additional headcount, and additional stock-based compensation expense of $27.0 million. Consulting and services expenses increased by $3.1 million. Other research and development expenses including facilities allocation, office expenses, and recruiting fees increased by $2.1 million.

Sales and marketing expenses for the three months ended September 30, 2020 were $26.2 million, compared to $45.3 million for the three months ended September 30, 2021. The increase in sales and marketing expenses was primarily due to higher personnel-related expenses of $11.5 million, driven by additional headcount, and stock-based compensation expense of $5.7 million. Marketing and advertising expenses increased by $4.7 million and consulting and services expenses increased by $1.5 million. Other increases in sales and marketing expenses including general overhead expenses, office expenses and recruiting fees increased by $1.4 million.

Sales and marketing expenses for the nine months ended September 30, 2020 were $72.3 million, compared to $121.7 million for the nine months ended September 30, 2021. The increase in sales and marketing expenses was primarily due to higher personnel-related expenses of $35.7 million, driven by additional headcount, and additional stock-based compensation expense of $16.8 million. Marketing and advertising expenses including freemium costs increased by $7.1 million, consulting and services expenses increased by $3.5 million, and software subscription fees increased by $1.5 million. Other sales and marketing expenses including general overhead expenses, office expenses and recruiting fees increased by $1.6 million.

General and administrative expenses for the three months ended September 30, 2020 were $9.8 million, compared to $19.9 million for the three months ended September 30, 2021. The increase in general and administrative expenses was primarily due to higher personnel-related expenses of $5.0 million, driven by additional headcount, and additional stock-based compensation expense of $3.3 million. There was also an increase of $2.2 million in consulting and services and $1.4 million in insurance expense. Other general and administrative expenses, which included office expenses, recruiting fees and facilities allocation increased by $1.5 million.

General and administrative expenses for the nine months ended September 30, 2020 were $25.8 million, compared to $54.9 million for the nine months ended September 30, 2021. The increase in general and administrative expenses was primarily due to higher personnel-related expenses of $17.0 million, mainly driven by additional headcount, and additional stock-based compensation expense of $11.7 million. There was also an increase of $5.7 million in consulting and professional services, $2.8 million in insurance expense, $1.7 million related to indirect taxes, and $1.4 million in software subscription fees. Other general and administrative expenses, which included office expenses, recruiting fees and facilities allocation increased by $0.5 million.

Other Income (Expense)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands)				(dollars in thousands)
Interest income	$119	$62	$(57)	(48)%	$1,080	$227	$(853)	(79)%
Interest expense	—	—	—	—	(12)	—	12	(100)%
Other income (expense), net	227	(286)	(513)	(226)%	9	(251)	(260)	(2889)%
Total other income (expense)	$346	$(224)	$(570)	(165)%	$1,077	$(24)	$(1,101)	(102)%

Total other income for the three months ended September 30, 2020 was $0.3 million, compared to total other expense of $0.2 million for the three months ended September 30, 2021. Other income for the three months ended September 30, 2020 and 2021 consists primarily of foreign exchange gains and losses.

Total other income for the nine months ended September 30, 2020 was $1.1 million, and was immaterial for the nine months ended September 30, 2021. Total other income for the nine months ended September 30, 2020 primarily reflected interest income earned on invested cash balances. Total other income for the nine months ended September 30, 2021 primarily reflected interest income earned on invested cash balances, offset by foreign exchange losses. Interest income was lower during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to lower interest rates.

Income Tax Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(dollars in thousands)				(dollars in thousands)
Income tax expense	$325	$800	$475	146%	$781	$1,880	$1,099	141%

For the three and nine months ended September 30, 2020, we recognized income tax expense of $0.3 million and $0.8 million, respectively, compared to $0.8 million and $1.9 million for the three and nine months ended September 30, 2021, respectively. Income tax expense for three and nine months ended September 30, 2020 and 2021 was primarily related to foreign taxes.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through proceeds from our redeemable convertible preferred stock issuances, as well as from cash generated from our business operations. As of September 30, 2021, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $816.1 million. Our investments consist of U.S. government treasury bills.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2020	2021
	(in thousands)
Net cash provided by operating activities	$2,542	$941
Net cash provided by (used in) investing activities	(91,629)	178,272
Net cash provided by financing activities	136,582	541,983
Net increase in cash, cash equivalents, and restricted cash	$47,495	$721,196

Operating Activities

Cash provided by operating activities mainly consists of our net loss adjusted for certain non-cash items, including stock-based compensation and depreciation and amortization, as well as the effect of changes in operating assets and liabilities during each period.

Our main source of operating cash is payments received from our customers. Our primary use of cash from operating activities is for personnel-related expenses, partner fees, marketing and advertising expenses, indirect taxes, and third-party cloud infrastructure expenses.

For the nine months ended September 30, 2020, net cash provided by operating activities was $2.5 million, primarily consisting of our net loss of $40.1 million, adjusted for non-cash charges of $18.0 million, and net cash inflows of $24.6 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $24.1 million increase in deferred revenue, resulting primarily from our Consumer and Enterprise business growth, a $15.7 million increase in educator partners and other accounts payable mainly due to timing of partner fee payments, partially offset by a $4.7 million increase in accounts receivable due to our business growth, and a $10.2 million increase in prepaid expenses and other assets mainly due to deferred partner fees.

For the nine months ended September 30, 2021, net cash provided by operating activities was $1.0 million, primarily consisting of our net loss of $97.5 million, adjusted for non-cash charges of $79.0 million and net cash inflows of $19.4 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $14.1 million increase in deferred revenue, resulting primarily from our business growth from Enterprise, a $7.3 million increase in accrued and other liabilities mainly due to ESPP contributions from employees and a $4.5 million decrease in accounts receivable due to timing of billings, partially offset by a $5.7 million increase in prepaids and other assets primarily due to deferred partner fees and increase in deferred commissions.

Cash provided by operating activities decreased by $1.6 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to our business growth.

Investing Activities

For the nine months ended September 30, 2020, net cash used in investing activities was $91.6 million, primarily as a result of purchases of marketable securities, capital expenditures of property, equipment and software, and capitalized internal-use software costs, offset by proceeds from maturities of marketable securities.

For the nine months ended September 30, 2021, cash provided by investing activities was $178.3 million, primarily as a result of proceeds from maturities of marketable securities, partially offset by capital expenditures of property, equipment and software, capitalized internal-use software costs, and purchases of content assets.

Financing Activities

For the nine months ended September 30, 2020, net cash provided by financing activities was $136.6 million, primarily as a result of net proceeds for issuance of redeemable convertible preferred stock, and proceeds from issuance of common stock following employee stock option exercises.

For the nine months ended September 30, 2021, net cash provided by financing activities was $542.0 million, primarily as a result of net proceeds from our IPO, and proceeds from issuance of common stock following employee stock option exercises, offset by payment of deferred offering costs and employee payroll taxes paid for vesting of restricted stock units.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
	(in millions, except percentages)
New Registered Learners	8.0	5.5	25.5	15.9
Total Registered Learners	71.6	92.1	71.6	92.1
Total Registered Learners YoY Growth		29%		29%

Number of Degrees Students

We count the total number of Degrees students for each period. For purposes of determining our Degrees student count, we include all the students that are matriculated in a bachelor's, master's or postgraduate diploma and who are enrolled in one or more courses in such a degree program during the period. If a degree term spans across multiple quarters, the said student is counted as active in all quarters of the degree term. For purposes of determining our Degrees student count, we do not include students who are matriculated in the degree but are not enrolled in a course in that period. We believe that the number of Degrees students is an important indicator of the growth of our Degrees business and future Degrees Segment Revenue trends.

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

	As of September 30,
	2020	2021
Number of Degrees Students	11,504	16,068
YoY Growth		40%

Paid Enterprise Customers

We count the total number of Paid Enterprise Customers that are active on our platform at the end of each period. For purposes of determining our customer count, we treat each customer account that has a corresponding contract as a unique customer, and a single organization with multiple divisions, segments, or subsidiaries may be counted as multiple customers. We define a “Paid Enterprise Customer” as a customer who purchases Coursera via our direct sales force. For purposes of determining our Paid Enterprise Customer count, we exclude our Enterprise customers who do not purchase Coursera via our direct sales force, which include organizations engaging on our platform through our Coursera for Teams offering or through our channel partners. For the nine months ended September 30, 2021, approximately 84% of our total Enterprise Segment Revenue was generated from our Paid Enterprise Customers. We believe that the number of Paid Enterprise Customers and our ability to increase this number is an important indicator of the growth of our Enterprise business and future Enterprise Segment Revenue trends.

	As of September 30,
	2020	2021
Paid Enterprise Customers	318	711
YoY Growth		124%

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

We calculate annual recurring revenue (“ARR”) by annualizing each customer’s monthly recurring revenue (“MRR”) for the most recent month at period end. We calculate “Net Retention Rate” as of a period end by starting with the ARR from all Paid Enterprise Customers as of the twelve months prior to such period end, or Prior Period ARR. We then calculate the ARR from these same Paid Enterprise Customers as of the current period end, or Current Period ARR. Current Period ARR includes expansion within Paid Enterprise Customers and is net of contraction or attrition over the trailing twelve months but excludes revenue from new Paid Customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at our Net Retention Rate for Paid Enterprise Customers. Our Net Retention Rate for Paid Enterprise Customers increased from 108% as of September 30, 2020 to 113% as of September 30, 2021. Our Net Retention Rate for Paid Enterprise Customers is expected to fluctuate in future periods due to a number of factors, including the growth of our revenue base, the penetration within our Paid Enterprise Customer base, expansion of products and features, and our ability to retain our Paid Enterprise Customers.

Segment Revenue

Our revenue is generated from three sources: Consumer, Enterprise, and Degrees, each of which is an individual segment of our business. “Segment Revenue” represents the revenue recognized from each of these three sources.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
	(in thousands, except percentages)
Consumer Revenue	$57,234	$66,482	$139,845	$180,432
YoY Growth		16%		29%
Enterprise Revenue	$18,161	$31,840	$49,881	$84,518
YoY Growth		75%		69%
Degrees Revenue	$7,279	$11,558	$20,523	$35,381
YoY Growth		59%		72%
Total Revenue	$82,674	$109,880	$210,249	$300,331
YoY Growth		33%		43%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
	(in thousands, except percentages)
Consumer Gross Profit	$31,160	$45,499	$76,040	$115,891
Segment Gross Margin %	54%	68%	54%	64%
Enterprise Gross Profit	$12,520	$21,414	$34,822	$57,011
Segment Gross Margin %	69%	67%	70%	67%
Degrees Gross Profit	$7,279	$11,558	$20,523	$35,381
Segment Gross Margin %	100%	100%	100%	100%

Consumer Segment Gross Margin increased from 54% in the three months ended September 30, 2020 to 68% in the three months ended September 30, 2021 due to a greater proportion of Consumer Revenue generated from sales of subscriptions with no associated content cost. Conversely, Enterprise Segment Gross Margin decreased from 69% to 67% when comparing the same periods due to a lower proportion of Enterprise Revenue generated from subscription licenses where learners enrolled in content with no associated content cost.

Consumer Segment Gross Margin increased from 54% in the nine months ended September 30, 2020 to 64% in the nine months ended September 30, 2021 due to a greater proportion of Consumer Revenue generated from sales of subscriptions with no associated content cost. Conversely, Enterprise Segment Gross Margin decreased from 70% to 67% when comparing the same periods due to a lower proportion of Enterprise Revenue generated from subscription licenses where learners enrolled in content with no associated content cost.

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

The following tables provide a reconciliation of GAAP gross profit and GAAP net loss, the most directly comparable GAAP financial measure, to non-GAAP gross profit and non-GAAP net loss (in thousands, except number of shares and per share amounts):

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
	GAAP	Stock-based compensation	Payroll tax expense related to stock-based activities	Non-GAAP	GAAP	Stock-based compensation	Payroll tax expense related to stock-based activities	Non-GAAP
Revenue	$82,674	$—	$—	$82,674	$210,249	$—	$—	$210,249
Cost of revenue	38,970	(135)	—	38,835	99,082	(360)	—	98,722
Gross profit	43,704	135	—	43,839	111,167	360	—	111,527
Operating expenses:
Research and development	19,620	(1,917)	(17)	17,686	53,449	(4,686)	(20)	48,743
Sales and marketing	26,162	(1,175)	2	24,989	72,272	(2,717)	(10)	69,545
General and administrative	9,810	(1,473)	(156)	8,181	25,839	(3,514)	(157)	22,168
Total operating expenses	55,592	(4,565)	(171)	50,856	151,560	(10,917)	(187)	140,456
Loss from operations	(11,888)	4,700	171	(7,017)	(40,393)	11,277	187	(28,929)
Interest income	119	—	—	119	1,080	—	—	1,080
Interest expense	—	—	—	—	(12)	—	—	(12)
Other income (expense), net	227	—	—	227	9	—	—	9
Loss before income taxes	(11,542)	4,700	171	(6,671)	(39,316)	11,277	187	(27,852)
Income tax expense	325	—	—	325	781	—	—	781
Net loss	$(11,867)	$4,700	$171	$(6,996)	$(40,097)	$11,277	$187	$(28,633)
Net loss per share attributable to common stockholders—basic and diluted	$(0.31)			$(0.18)	$(1.10)			$(0.78)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	37,828,682			37,828,682	36,564,569			36,564,569

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
	GAAP	Stock-based compensation	Payroll tax expense related to stock-based activities	Non-GAAP	GAAP	Stock-based compensation	Payroll tax expense related to stock-based activities	Non-GAAP
Revenue	$109,880	$—	$—	$109,880	$300,331	$—	$—	$300,331
Cost of revenue	42,162	(527)	(37)	41,598	122,149	(1,537)	(53)	120,559
Gross profit	67,718	527	37	68,282	178,182	1,537	53	179,772
Operating expenses:
Research and development	33,935	(11,259)	(480)	22,196	97,079	(31,650)	(604)	64,825
Sales and marketing	45,268	(6,846)	(127)	38,295	121,743	(19,504)	(162)	102,077
General and administrative	19,942	(4,776)	(385)	14,781	54,933	(15,176)	(494)	39,263
Total operating expenses	99,145	(22,881)	(992)	75,272	273,755	(66,330)	(1,260)	206,165
Loss from operations	(31,427)	23,408	1,029	(6,990)	(95,573)	67,867	1,313	(26,393)
Interest income	62	—	—	62	227	—	—	227
Other income (expense), net	(286)	—	—	(286)	(251)	—	—	(251)
Loss before income taxes	(31,651)	23,408	1,029	(7,214)	(95,597)	67,867	1,313	(26,417)
Income tax expense	800	—	—	800	1,880	—	—	1,880
Net loss	$(32,451)	$23,408	$1,029	$(8,014)	$(97,477)	$67,867	$1,313	$(28,297)
Net loss per share attributable to common stockholders—basic and diluted	$(0.23)			$(0.06)	$(0.93)			$(0.27)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	138,846,394			138,846,394	104,316,176			104,316,176

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

The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
	(in thousands, except percentages)
Net loss	$(11,867)	$(32,451)	$(40,097)	$(97,477)
Depreciation and amortization	2,509	4,137	6,873	10,508
Interest income, net	(119)	(62)	(1,068)	(227)
Stock-based compensation	4,700	23,408	11,277	67,867
Income tax expense	325	800	781	1,880
Payroll tax expense related to stock-based activities	171	1,029	187	1,313
Adjusted EBITDA	$(4,281)	$(3,139)	$(22,047)	$(16,136)
Adjusted EBITDA Margin	(5)%	(3)%	(10)%	(5)%

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

	Nine Months Ended September 30,
	2020	2021
	(in thousands)
Net cash provided by (used in) operating activities	$2,542	$941
Less: purchases of property, equipment and software	(2,234)	(1,228)
Less: capitalized internal-use software costs	(6,035)	(9,712)
Free Cash Flow	$(5,727)	$(9,999)
Net cash provided by (used in) investing activities	$(91,629)	$178,272
Net cash provided by financing activities	$136,582	$541,983

Contractual Obligations and Commitments

Except as discussed in Note 11, Leases and Note 12, Commitments and Contingencies, of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the three and nine months ended September 30, 2021 from the commitments and contractual obligations in "Management’s Discussion and Analysis of Financial Condition and Results of Operations", set forth in our Prospectus.

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

Interest Rate Sensitivity

As of September 30, 2021, we had $816.1 million of cash, cash equivalents, and marketable securities which consist of U.S. government Treasury bills. In addition, we had approximately $2.5 million of restricted cash due to outstanding letters of credit related to the operating lease agreement for our corporate headquarters. Our cash, cash equivalents, and marketable securities are held for working capital purposes. A hypothetical 100 basis point increase or decrease in interest rates would not have resulted in a material impact in the market value of our cash equivalents and marketable securities as of September 30, 2021.

Foreign Currency Risk

Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. With limited exceptions, all of our sales are denominated in U.S. dollars; therefore, our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Pound Sterling, Canadian Dollar, and Indian Rupee. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statement of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A 10% increase or decrease in current exchange rates would have resulted in an impact of $1.6 million on our quarterly unaudited condensed consolidated financial statements.

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

Our quarterly and annual revenue and operating results have historically fluctuated from period to period, and our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance. Factors that may cause fluctuations in our quarterly operating results include, but are not limited to, the following:

•
our ability to maintain existing customers and attract new customers, including businesses, governments, and educational institutions that subscribe to our Enterprise platform, as well as learners who access the content and credentialing programs available on our platform;
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
•
seasonality, including seasonal engagement patterns of learners and Enterprise customers, which may vary from quarter to quarter or year to year, and seasonal operating practices or engagement patterns of partners resulting from academic calendars or fiscal years that may differ from our own;
•
changes in laws, regulations or accounting principles that impact our business; and
•
general political, economic, or market conditions and events affecting any of the above, including the outcome of political elections and the impact of the COVID-19 pandemic.

These and other factors may cause our revenue and operating results to fall below the expectations of market analysts and investors in future periods, which could cause the market price of our common stock to decline substantially. Any decline in the market price of our common stock would cause the value of your investment to decline.

Our recent, rapid growth may not be indicative of our future growth and we expect our revenue growth rate to decline compared to prior years.

We have experienced rapid revenue growth in recent periods with revenue of $82.7 million and $109.9 million in the three months ended September 30, 2020 and 2021, respectively. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As we grow our business, we expect our revenue growth rates to decline compared to prior years for a number of reasons, which may include more challenging comparisons to prior periods as our revenue grows, slowing demand for our platform, increasing competition, increasing regulation, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities. In addition, our growth rates are likely to experience increased volatility, and may decline, as the COVID-19 pandemic evolves and societal and economic circumstances shift.

We have a limited operating history, which makes it difficult to predict our future financial and operating results.

We were founded in 2011; introduced our first open online course in 2012, our first certificates of completion in 2013, our first Specialization in 2014, our Enterprise platform for businesses in 2016, our first MasterTrack certification in 2018, Guided Projects in 2019, and Coursera for Campus, our Enterprise platform offering for educational institutions, in late 2019; and enrolled the first students in the Degrees programs offered through our platform in 2016. As a result of our limited operating history, our ability to estimate our future operating results is limited and subject to a number of uncertainties, including those discussed in this “Risk Factors” section and elsewhere in this report. If we do not manage these risks successfully, our operating and financial results may differ materially from our expectations and our business and stock price may suffer.

We have incurred significant net losses since inception, and anticipate that we will continue to incur losses for the foreseeable future.

We incurred net losses of $11.9 million and $32.5 million in the three months ended September 30, 2020 and 2021, respectively, and we had an accumulated deficit of $441.0 million as of September 30, 2021. We expect to incur significant losses in the future. We will need to generate and sustain increased revenue levels in future periods to achieve profitability, and even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We anticipate that our operating expenses will increase substantially for the foreseeable future as we continue to, among other things:

•
expand our course offerings and the robustness of our platform;
•
expand our learner base and our sales and marketing efforts;
•
improve and scale our technology;
•
enter and expand into additional international markets;

•
address increased competition; and
•
incur significant accounting, legal, and other expenses as a public company that we did not incur as a private company.

These expenditures will make it more difficult for us to achieve and maintain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. If we are forced to or elect to reduce our expenses, it could negatively impact our growth and growth strategy. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly, and you could lose some or all of your investment.

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

As a result of the COVID-19 pandemic, we have transitioned to an almost fully remote work environment, and we may continue to operate on a significantly remote and geographically (including internationally) dispersed basis for the foreseeable future. This remote and dispersed work environment could have a negative impact on the execution of our business plans and operations. For example, if a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. Further, as the COVID-19 pandemic continues, we may experience disruptions if our employees or our partners’ or third-party service providers’ employees become ill and are unable to perform their duties, and our operations, Internet, or mobile networks, or the operations of one or more of our third-party service providers, is impacted. The increase in remote working may also result in consumer privacy, IT security, and fraud vulnerabilities, which, if exploited, could result in significant recovery costs and harm to our reputation. Transitioning to a fully or predominantly remote work environment and providing and maintaining the operational infrastructure necessary to support a remote work environment also present significant challenges to maintaining our corporate culture, including employee engagement and productivity, both during the immediate pandemic crisis and beyond.

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

Market adoption of online learning solutions is relatively new and may not grow as we expect, which may harm our business and results of operations.

Our future success will depend in part on the growth, if any, in the demand for online learning solutions. While the COVID-19 pandemic has accelerated the market for online learning solutions, it is still less mature than the market for in-person learning and training, which many businesses currently utilize, and these businesses may be slow or unwilling to migrate from these legacy approaches. As such, it is difficult to predict learner or partner demand for our platform, learner or partner adoption and renewal, the rate at which existing learners and partners expand their engagement with our platform, the size and growth rate of the market for our platform, the entry of competitive offerings into the market, or the success of existing competitive offerings. Furthermore, even if educators and enterprises want to adopt an online learning solution, it may take them a substantial amount of time and resources to fully transition to this type of learning solution or they could be delayed due to budget constraints, weakening economic conditions, or other factors. Even if market demand for online learning solutions generally increases, we cannot assure you that adoption of our platform will also increase. If the market for online learning solutions does not grow as we expect or our platform does not achieve widespread adoption, it could result in reduced customer spending, learner and partner attrition, and decreased revenue, any of which would adversely affect our business and results of operations.

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

The success of our business depends in large part on the continued and increased development and volume of compelling course content and credentialing programs by our university and industry partners, which we refer to collectively as our educator partners, as well as maintaining existing and credentialing programs. We may face several challenges in maintaining, establishing and expanding these relationships. For instance, our university and industry partners who use our platform are required to invest significant time and resources to adjust the manner in which they develop course content and degree programs for an online learning environment. The delivery of degree programs online at educational institutions has not yet achieved widespread acceptance, and many administrators and faculty members may have concerns regarding the perceived loss of control over the educational process that might result from offering courses and degrees online and the effectiveness of asynchronous learning, as well as concerns regarding the ability to provide high-quality education online that maintains the standards they set for their on-campus programs. There can be no assurance that online programs, such as those offered on our platform, will ever achieve significant market acceptance, and universities and organizations may therefore decline to engage with our platform. Further, if we were to lose a significant number of university and industry partners, including those who provide a significant portion of the content and credentialing programs available on our platform, or are no longer able to offer certain content or credentialing programs on our platform, particularly those in high demand, our reputation, growth and revenue would be materially and adversely impacted. For the nine months ended September 30, 2021, we generated approximately 33% of our total revenue from the content and credentialing programs of five partners. Total revenue includes both revenue directly attributable to a particular partner and revenue which we do not consider directly attributable, such as revenue from site-wide subscriptions or our Coursera for Teams offering. The loss of or reduction in content and credentialing programs from such partners could materially and adversely affect our business if we are unable to secure comparable content from other partners.

If we change the contract terms with our educator partners, including with respect to pricing or contract length, it could materially and adversely affect our business, financial condition, and results of operations.

We work with our educator partners to deliver a broad portfolio of content and credentials on our platform. For our Consumer and Enterprise offerings, we incur content costs in the form of fees paid to educator partners. In addition, our Degrees services revenue is based on a percentage of the total tuition collected from Degrees students by the university partner. As a result, our revenue, gross profit, and operating results generally could be significantly and negatively impacted if we renegotiate or change the terms of our agreements with these partners. For example, if a significant number of university partners, or university partners whose courses or credentialing programs account for a significant volume of learner enrollment on our platform, were to seek to renegotiate the content fees payable by us or the percentage of tuition payable to us, it could have a material impact on our business and operating results. Further, we may change the terms of these agreements, including the pricing terms or contract length, due to competitive, regulatory, or other reasons. Any significant change in our pricing or other contract terms with these partners could materially and adversely affect our business, financial condition, and results of operations.

Our financial performance depends heavily on our ability to attract and retain learners, and if we fail to do so, our business and operating results will suffer.

Building awareness and acceptance of the online course content and certification, degree, and other credentialing programs offered on our platform among learners is critical to our ability to attract prospective learners and generate revenue. We must also continue to successfully work with our partners to maintain course content and credentialing program and develop new and compelling course content as well as additional certification, degree, and other credentialing programs to maintain the relevancy of content and keep learners interested and engaged. A significant portion of our expenses is attributable to marketing efforts dedicated to attracting potential learners to our platform. Because we generate revenue based on fees from, or as a result of, learners enrolled in the online courses and certification, degree, and other credentialing programs offered on our platform, we must attract learners in a cost-effective manner and increase the rate at which learners enroll in and complete the courses and credentialing programs offered by our partners. We also must retain learners and convert learners from our freemium model to paying customers, which depends in part on our ability to offer engaging and frequently updated content as well as quality customer support and service. The following factors, many of which are largely outside of our control, may prevent us from increasing and maintaining learner enrollment in the online courses and credentialing programs offered on our platform in a cost-effective manner or at all:

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

•
Reduced support from partners. If partners cease to offer new and compelling course content or certification, degree, or other credentialing programs, maintain existing content and credentialing programs, or limit our ability to promote their courses or programs, learners may reduce or terminate their use of our platform.
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
•
General economic conditions. Enrollment in the courses and certification, degree, and other credentialing programs offered on our platform may be affected by changes in the U.S. economy and by global economic conditions. For example, an improvement in economic conditions may reduce demand for higher educational services as potential learners may find adequate employment without additional education. Conversely, a decline in employment opportunities or economic conditions may reduce employers’ willingness to sponsor higher educational opportunities for employees given a lack of employer need for enhanced skill sets or an inability to fund such programs and could discourage learners from pursuing higher education due to an inability to afford our programs or a perception that the financial investment may not result in increased earning potential or improved employment opportunities.

Any of these factors could reduce enrollment and retention and could cause our costs associated with attracting and retaining learners to increase, which could materially harm our ability to increase our revenue or achieve profitability. These developments could also harm our reputation and make it more difficult for us to maintain our current partner content and credentialing programs and engage our partners for new course content or other offerings, which in turn may negatively impact our ability to expand our business and improve our financial performance.

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

We, our partners, and production providers may devote a significant number of hours, and up to a year or more, to develop and launch a new course offering or new certification, degree, or other credentialing program. We may spend substantial effort and management resources on securing a new partnership, working with our existing partners to maintain course content and credentialing programs, and working with our existing and new partners to develop and launch new course content and new degree, certification, or other credentialing programs without any assurance that our efforts will result in the successful launch of a new offering or the generation of revenue. If we invest substantial resources pursuing opportunities which do not attract sufficient interest from learners, we may forego other more successful content and program development efforts, and our operating results, revenue and growth would be harmed.

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

Our continued growth and potential profitability depends on our ability to successfully scale our operations to support newly launched course offerings or new certification, degree, or other credentialing programs with our partners. We plan to continue to hire new employees, particularly in our sales and marketing teams and our technology teams. If we cannot adequately train these new employees, we may not be successful in attracting potential learners to our platform, which would negatively impact our ability to generate revenue, and our partners and learners could lose confidence in our platform. If we cannot quickly and efficiently scale up our technology and operations to handle increases in the volume and rate of learner enrollment and of new course offerings or new certification, degree, or other credentialing programs, our partners’ and learners’ experiences with our platform may suffer, which in turn could damage our reputation. Our ability to effectively manage any significant increase in the volume of new offerings or programs or in the rate or volume of learner enrollment and retention will depend on a number of factors, including our ability to:

•
assist our partners in maintaining existing course content and credentialing programs and developing and producing an increased volume of engaging course content that is accessible to a wide variety of learners;
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

Our future success depends on our ability to adapt and enhance our platform. To attract new learners and partners and increase revenue from existing learners and partners, we will need to continuously enhance and improve our offerings to meet learner and partner needs at prices that our customers are willing to pay. Such efforts will require adding new functionality and responding to technological advancements, which will increase our research and development costs. If we are unable to develop content that addresses learners’ and partners’ needs, or enhance and improve our platform in a timely manner, we may not be able to maintain or increase market acceptance of our platform. Further, many of our competitors expend a considerably greater amount of funds on their research and development programs, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs. If we fail to maintain adequate research and development resources or compete effectively with the research and development programs of our competitors, our business could be harmed. Our ability to grow is also subject to the risk of future disruptive technologies. Access to and use of our platform is provided via the Internet, which, itself, was disruptive to the previous enterprise software model. If new technologies emerge that can deliver online learning programs at lower prices, more efficiently, more conveniently, more securely, or with stronger mechanisms to detect and prevent plagiarism, and if we fail to adopt such technologies or do so in a timely manner, our ability to compete would be adversely affected.

If we fail to increase sales of our Enterprise offering, or if we need to change the contract terms associated therewith, including with respect to pricing or contract length, it could negatively affect our business, financial condition, and results of operations.

In addition to our offerings for individuals, we sell our Enterprise offering to businesses, academic institutions, and governments. These customers utilize our platform to provide relevant training, skills, and credentialing programs to current and potential employees and citizens through our online platform. To maintain and expand our relationships with these entities, we must demonstrate the value, benefits, and return on investment of providing education, training, and credentialing through our online platform and achieve acceptance from both employees and these entities of the merits and legitimacy of our offerings.

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

Our success depends on our ability to provide learners and partners with the information they seek, which in turn depends on the quantity, quality and format of the content provided by our partners. We may be unable to provide learners with the information they seek if our partners do not contribute content that is helpful and reliable, or if they remove content they previously submitted.

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

Our revenue increased from $82.7 million in the three months ended September 30, 2020 to $109.9 million in the three months ended September 30, 2021. Our growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure, facilities, and other resources, and we face challenges of integrating, developing, training, and motivating a rapidly growing employee base in various locations around the world and maintaining our company culture across multiple locations globally. Our ability to manage our operations and growth will require us to continue to expand our sales and marketing and content development personnel, and technology, finance, and administration teams, as well as our facilities and infrastructure. We will also be required to refine our operational, financial, and management controls and reporting systems and procedures. If we fail to efficiently manage this expansion of our business, our costs and expenses may increase more than anticipated and we may not successfully expand our partnerships with businesses, governments, educational institutions, and other organizations, enhance our platform and technology-enabled services, increase the volume of new course content and credentialing programs developed by our partners, attract a sufficient number of learners in a cost-effective manner, satisfy the requirements of our existing partners, increase the volume of subscriptions to our Enterprise platform, respond to competitive challenges, or otherwise execute our business plan. Although our business has experienced significant growth in the past, we cannot provide any assurance that our revenue will continue to grow at the same rate or at all in the future.

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

For example, 2U recently announced its pending acquisition of edX, which it anticipates will be completed this year. We may not be able to compete successfully against current and future competitors. In addition, competition may intensify as our competitors raise additional capital and as established companies in other market segments or geographic markets expand into our market segments or geographic markets. If we cannot compete successfully against our competitors, our ability to grow our business and achieve profitability could be impaired.

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

Most of our directors are, and any future directors may be, affiliated with other entities, including venture capital or private equity funds or businesses that may be complementary, competitive, or potentially competitive to our company. They may also in the future become affiliated with entities that are engaged in business or other activities similar to our business. Additionally, all of our officers and directors, in the course of their other business activities, may become aware of investments, business opportunities, or information which may be appropriate for presentation to us as well as to other entities to which they owe a fiduciary duty. As a result, directors and officers may encounter perceived or actual conflicts of interest involving us and other entities with which they are or become affiliated, including matters that involve corporate opportunities. For example, a portfolio company of a director-affiliated venture fund may become a competitor of ours or a potential strategic partner. In addition, as our growth strategy includes considering potential acquisitions, it is possible an entity affiliated with one of our directors could be an acquisition target or a competitive acquirer. Further, to the extent we engage in transactions with any director-affiliated entity, it could create actual, or the perception of, additional conflicts of interest, including with respect to our ability to negotiate terms equivalent to those that could be obtained in an arms’-length negotiation with an unaffiliated third party. For instance, Dr. Ng, one of our co-founders and Chairman of our board of directors, owns DeepLearning.AI Corp., a developer of educational content relating to artificial intelligence that offers courses through our platform. Although we view DeepLearning.AI Corp. as a valued business partner and believe our agreement is on commercially reasonable terms, there may nonetheless be a perception of a conflict of interest. As a result of the foregoing, our directors and officers may have conflicts of interest in determining to which entity particular opportunities or information should be presented. If, as a result of such potential conflicts, we are deprived of investment, business, or information, the execution of our business plan and our ability to effectively compete may be adversely affected. Our directors are also not obligated to commit their time and attention exclusively to our business and accordingly, they may encounter conflicts of interest in allocating their time and resources between us and other entities with which they are affiliated.

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

Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. In addition to our employee base in the United States, including Puerto Rico, we have employees in Australia, Bulgaria, Canada, Germany, India, Singapore, the United Arab Emirates, and the United Kingdom in several functional areas, including product and software development, sales and marketing, talent recruitment, and general facilities management, and we have retained professional employer organizations and staffing agencies to engage personnel in certain international locations. Our international operations subject us to the compensation and benefits regulations of those jurisdictions, as well as other employer duties and obligations, that differ from the compensation and benefits regulations and duties and obligations in the United States. Further, enrollments of learners from other countries requires us to comply with international data privacy regulations of those countries. Failure to comply with international regulations or to adequately adapt to international markets could harm our ability to successfully operate our business and pursue our business goals.

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
•
data privacy laws that may require data to be handled in a specific manner, including storing, processing, and encrypting data solely on local servers, which is a capability we currently do not have;
•
difficulties in staffing and managing foreign operations, including in countries in which foreign employees may become part of labor unions, employee representative bodies, workers’ councils or collective bargaining agreements, and challenges relating to work stoppages or slowdowns;
•
different pricing environments, longer sales cycles, longer accounts receivable payment cycles, restrictions on remitting payments to the United States or converting local currency into U.S. dollars, difficulties in adopting and supporting new and different payment preferences, and collections issues;
•
new and different sources of competition and practices which may favor local competitors;
•
weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;
•
compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including, but not limited to, employment, tax, privacy and data protection, economic sanctions and export controls, U.S. and other anti-boycott authorities, anti-money laundering laws, and anti-bribery laws and regulations such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act;
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

The metrics we use to evaluate our growth, measure our performance, and make strategic decisions are calculated using internal company data and have not been validated by a third party. Our metrics and market estimates may differ from estimates published by third parties or from similarly titled metrics of our competitors or peers due to differences in methodology or the assumptions on which we rely. Additionally, the metrics and forecasts in this report relating to the size and expected growth of our addressable market may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth forecasted in this report, our business could fail to grow at similar rates, if at all. If securities analysts or investors do not consider our or market metrics to be accurate representations of our business, or if we discover material inaccuracies in such estimates, then the market price of our common stock could decline, our reputation and brand could be harmed, and our business, financial condition, and results of operations could be adversely affected.

Risks Related to Regulatory Matters and Litigation

If our partners fail to comply with international, federal and state education laws and regulations, including any applicable state authorizations for their programs, it could harm our business and reputation.

Higher education is heavily regulated in the United States and most international jurisdictions. For example, numerous states require education providers to be licensed or authorized in such state simply to enroll persons located in that state into an online education program or to conduct related activities such as marketing. If any of our partners were found to be in non-compliance with any of the laws, regulations, standards, or policies related to state authorization, the partner could lose their ability to operate in certain states, and if such non-compliance extended to a material contingent of our partners and such partners lost the ability to operate in certain states, our revenue could decline.

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

If we or our partners fail to obtain or maintain necessary authorizations, or we or our partners violate applicable laws and regulations, learners in relevant programs could be adversely affected and we could lose our ability to operate in that state or international market, and our ability to generate revenue would be adversely affected.

If our partners fail to maintain institutional accreditation for their programs, our revenue could be materially adversely affected.

The loss or suspension of a partner’s accreditation or other adverse action by the partner’s institutional accreditor would render the institution or its program ineligible to participate in Title IV programs or similar government funding programs that may be in place and available to students enrolled at our Degrees partners based in and outside the United States. This loss, suspension or other adverse action could prevent the partner from offering certain educational programs, and could make it impossible for the graduates of the partner’s program to practice the profession for which they trained. If any of these results occurs, it could hurt our ability to generate revenue from that program.

Our activities are subject to international, federal, and state education accessibility, and consumer protection laws and regulations and other requirements.

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

Activities of the U.S. Congress, such as changes in spending policies or budget priorities for government funding of colleges, universities, schools, and other education providers, could result in adverse legislation or regulatory action.

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

The DCL guidance indicates that an arrangement that complies with Example 2-B will be deemed to comply with the incentive compensation provisions of the HEA and the DOE’s regulations. Our business model and contractual arrangements with our U.S.-based partners are designed to follow Example 2-B in the DCL. However, the inherent ambiguity in the DCL and the incentive compensation rule creates the risk that DOE or a court, including, notably, in the context of a “whistleblower” claim under the federal False Claims Act, could disagree with that interpretation. If the DOE or a court determined that our business model or even the practices of a subcontractor did not meet the bundled services exception, we could have contractual obligations to our U.S.-based partners such as indemnifying a partner from private claims or government investigations or demands for repayment of Title IV program funds. Even if such claims are without merit, they could cause reputational harm, cause us to incur significant defense costs, result in the termination of our U.S.-based partner agreements, and negatively impact our ability to enter into new agreements.

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

If we violate the misrepresentation rule, or similar federal and state regulatory requirements, we could face fines, sanctions, and other liabilities.

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

In some instances, various articles or other third-party content may be posted to our platform by customers and educators for use in class discussions or within asynchronous lessons. The laws governing the fair use of these third-party materials are imprecise and adjudicated on a case-by-case basis, which makes it challenging to adopt and implement appropriately balanced institutional policies governing these practices. As a result, we could incur liability to third parties for the unauthorized duplication, distribution, or other use of this material. In addition, third parties may allege misappropriation, plagiarism, or similar claims related to content appearing on our platform. Any such claims, including claims of defamation, disparagement, negligence, warranty, misappropriation, or personal harm, could subject us to costly litigation and impose a significant strain on our financial resources and management personnel, regardless of whether the claims have merit. Our various liability insurance coverages may not cover potential claims of this type adequately or at all, and we may be required to alter or cease our uses of such material, which may include changing or removing content from courses or altering the functionality of our platform, or be required to pay monetary damages.

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

Our partners and learners rely on access to the Internet and mobile networks to access our platform. Internet service providers may choose to disrupt or degrade our access to our platform or increase the cost of such access. Internet service providers or mobile network operators could also attempt to charge us for providing access to our platform. In January 2018, the Federal Communications Commission (the “FCC”) released an order reclassifying broadband Internet access as an information service, subject to certain provisions of Title I of the Communications Act. Among other things, the order eliminates rules adopted in 2015 that prohibited broadband providers from blocking, impairing, or degrading access to legal content, applications, services, or non-harmful devices, or engaging in the practice of paid prioritization, e.g., the favoring of some lawful Internet traffic over other traffic in exchange for higher payments. The order was contested and affirmed in federal court, and the parties declined to appeal the decision to the Supreme Court. A number of states have also enacted or are considering legislation or executive actions that would regulate the conduct of broadband providers. On July 9, 2021, President Biden signed an executive order which, among other things, instructed the FCC to restore the net neutrality rules. We cannot predict whether the FCC order or state initiatives will be modified, overturned, or vacated by legal action of the court, federal or state legislation, or the FCC. If net neutrality rules are not implemented, our business could be subject to increased costs and a loss of existing users, impair our ability to attract new users, and materially and adversely impact our business and opportunities for growth. Outside of the United States, government regulation of the Internet, including the idea of network neutrality, may be developing or non-existent. As a result, we could face discriminatory or anti-competitive practices that could impede our growth prospects, increase our costs, and harm our business.

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
•
increased costs in the distribution and use of our mobile app; or
•
changes in mobile operating systems, such as iOS and Android, that degrade the functionality of our mobile website or mobile apps or that give preferential treatment to competitive offerings.

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

Further, the United Kingdom’s vote in favor of exiting the European Union, often referred to as Brexit, and ongoing developments in the United Kingdom, have created uncertainty with regard to data protection regulation in the United Kingdom. As of January 1, 2021, and the expiry of transitional arrangements agreed to between the United Kingdom and the European Union, data processing in the United Kingdom is governed by a United Kingdom version of the GDPR (and the Data Protection Act 2018), exposing us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. Pursuant to the Trade and Cooperation Agreement, which went into effect on January 1, 2021, the United Kingdom and the European Union agreed to a specified period during which the United Kingdom was treated like a European Union member state in relation to transfers of personal data. The initial four-month period was extended by two further months and expired on July 1, 2021. On June 28, 2021, the European Commission made adequacy findings regarding the United Kingdom’s data protection regime which allow for the continued flow of personal data between the European Union and the United Kingdom. The adequacy findings do not cover personal data that is transferred to the United Kingdom “for United Kingdom immigration control purposes” and are subject to a four-year sunset provision and continued monitoring by the European Commission. If the adequacy decision is repealed, the United Kingdom will become an inadequate third country under the GDPR and transfers of data from the European Economic Area to the United Kingdom will require a transfer mechanism, such as the standard contractual clauses. Notwithstanding the implications for its adequacy status, following its separation from the European Union, there is scope for divergence in application, interpretation, and enforcement of the data protection law as between the United Kingdom and the European Union. Other jurisdictions outside the European Union are similarly introducing or enhancing privacy and data security laws, rules, and regulations, which could increase our compliance costs and the risks associated with noncompliance.

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

Any failure or perceived failure by us or any third parties with which we do business to comply with these laws, rules and regulations, or with other obligations to which we or such third parties are or may become subject, may result in actions against us by governmental entities or private claims and litigation. Any such action would be expensive to defend, may require the expenditure of substantial legal and other costs and substantial time and resources, may result in fines, penalties, or other liabilities, and likely would damage our reputation and adversely affect our business and operating results. In many jurisdictions, enforcement actions and consequences for non-compliance with protection, privacy, and information security laws and regulations are rising. In the United States, possible consequences for non-compliance include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. In the EU, data protection authorities may impose large penalties for violations of the data protection laws, including potential fines of up to €20 million or 4% of annual global revenue, whichever is greater. The authorities have shown a willingness to impose significant fines and issue orders preventing the processing of personal data on non-compliant businesses. Data participants also have a private right of action, as do consumer associations, to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of applicable data protection laws. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards that may legally or contractually apply to us. If we fail to follow these security standards, even if no customer information is compromised, we may incur significant fines or experience a significant increase in costs.

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

We use social media, emails, push notifications and text messages as part of our omni-channel approach to marketing. As laws and regulations evolve to govern the use of these channels, the failure by us, our employees, or third parties acting at our direction to comply with applicable laws and regulations in the use of these channels could adversely affect our reputation or subject us to fines or other penalties. In addition, our employees or third parties acting at our direction may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement of intellectual property, as well as the public disclosure of proprietary, confidential, or sensitive personal information of our business, employees, learners, partners, or others. Information concerning us or our partners and learners, whether accurate or not, may be posted on social media platforms at any time and may have an adverse impact on our brand, reputation, or business. The harm may be immediate without affording us an opportunity for redress or correction and could have a material adverse effect on our reputation, business, operating results, financial condition, and prospects.

Risks Related to Intellectual Property

Any failure to obtain, maintain, protect or enforce our intellectual property and proprietary rights could impair our ability to protect our proprietary technology and our brand and could materially harm our business.

We rely on a combination of intellectual property rights, contractual protections, and other practices to protect our brand, proprietary information, technologies, and processes. We primarily rely on copyright and trade secret laws to protect our proprietary technologies and processes, including the algorithms we use throughout our business. Others may independently develop the same or similar technologies and processes, or may improperly acquire and use information about our technologies and processes, which may allow them to provide a service similar to ours, which could harm our competitive position. Our principal trademark assets include the registered trademark “Coursera” and our logos and taglines. We also hold the rights to the “Coursera.org” Internet domain name and various related domain names, which are subject to Internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. If we are unable to protect our trademarks or domain names, our brand recognition and reputation would suffer, we would incur significant expense establishing new brands and our operating results would be adversely impacted. As of September 30, 2021, we had 16 issued patents relating to technology features of our platform, including identity verification, content delivery and navigation, and automation, which patents expire between 2034 and 2039, and a number of U.S. pending patent applications also relating to certain technology features of our platform. We cannot predict whether any pending patent application will result in an issued patent that will effectively protect and enforce our intellectual property. Even if a patent issues, the patent may be circumvented or its validity may be challenged in proceedings before the U.S. Patent and Trademark Office. In addition, we cannot assure you that every significant feature of technology and services will be protected by any patent or patent application. Further, to the extent we pursue patent protection for our innovations, patents we may apply for may not issue, and patents that do issue or that we acquire may not provide us with any competitive advantages or may be challenged by third parties. There can be no assurance that any patents we obtain will adequately protect our inventions or survive a legal challenge, as the legal standards relating to the validity, enforceability, and scope of protection of patent and other intellectual property rights are uncertain.

Third parties may challenge any patents, copyrights, trademarks, and other intellectual property and proprietary rights owned or held by us or may knowingly or unknowingly infringe, misappropriate or otherwise violate our patents, copyrights, trademarks, and other proprietary rights. We may be required to spend significant resources to monitor and protect our intellectual property rights, and the efforts we take to protect and enforce our proprietary rights may not be sufficient. Even if we do detect violations, we may need to engage in litigation to enforce our intellectual property rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert our management’s attention. In addition, our efforts may be met with defenses and counterclaims challenging the validity and enforceability of our intellectual property rights or may result in a court determining that our intellectual property rights are unenforceable. If we are unable to cost-effectively protect or enforce our intellectual property rights, then our business could be harmed. An adverse decision in any of these legal actions could limit our ability to assert our intellectual property or proprietary rights, limit the value of our intellectual property or proprietary rights or otherwise negatively impact our business, financial condition and results of operations. If the protection of our intellectual property and proprietary rights is inadequate to enforce and prevent use or misappropriation by third parties, the value of our brand and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to customers and potential customers may become confused in the marketplace and our ability to attract customers may be adversely affected.

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

Faculty and learners that appear in video segments hosted on our platform may claim that proper assignments, licenses, consents, and releases were not obtained for use of their likenesses, images, or other contributed content. Our partners are contractually required to ensure that proper assignments, licenses, consents, and releases are obtained for their course material, but we do not know with certainty that they have obtained all necessary rights. Moreover, the laws governing rights of publicity and privacy, and the laws governing faculty ownership of course content, are imprecise and adjudicated on a case-by-case basis, such that the enforcement of agreements to transfer the necessary rights is unclear. As a result, we could incur liability to third parties for the unauthorized duplication, display, distribution, or other use of this material. Any such claims could subject us to costly litigation and impose a significant strain on our financial resources and management personnel, regardless of whether the claims have merit. Our various liability insurance coverages may not cover potential claims of this type adequately or at all, and we may be required to alter or cease our use of such material, which may include changing or removing content from courses, or to pay monetary damages. Moreover, claims by faculty and learners could damage our reputation, regardless of whether such claims have merit.

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

We have been certified as a B Corp through B Lab. B Corp certification requires us to meet rigorous standards of social and environmental performance, accountability, and transparency. We believe that our B Corp status enables us to strengthen our credibility and trust among our customers and partners. Our business model and brand could be harmed if we are unable to maintain certification as a B Corp. To maintain certification, we must undergo a reassessment in the year following our initial public offering, and every three years thereafter. Whether due to our choice or our failure to meet B Lab’s certification requirements, any change in our status could create a perception that we are more focused on financial performance and no longer as committed to the values shared by B Corps. Likewise, our reputation could be harmed if our publicly reported B Corp score declines and there is a perception that we are no longer committed to the B Corp standards. Similarly, our reputation could be harmed if we take actions that are perceived to be misaligned with B Corp values.

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

Additionally, as a PBC, we may be less attractive as a takeover target than a traditional company and, therefore, your ability to realize your investment through an acquisition may be limited. PBCs may also not be attractive targets for activists or hedge fund investors because new directors would still have to consider and give appropriate weight to the public benefit along with stockholder value, and stockholders can enforce this through derivative suits. Further, by requiring the boards of directors of PBCs to consider additional constituencies other than maximizing stockholder value, Delaware public benefit corporation law could potentially make it easier for a board to reject a hostile bid, even where the takeover would provide the greatest short-term financial yield to investors.

Our directors have a fiduciary duty to consider not only our stockholders’ interests, but also our specific public benefit and the interests of other stakeholders affected by our actions. If a conflict between such interests arises, there is no guarantee such a conflict would be resolved in favor of our stockholders.

While directors of traditional corporations are required to make decisions they believe to be in the best interests of their stockholders, directors of a PBC have a fiduciary duty to consider not only the stockholders’ interests, but also the company’s specific public benefit and the interests of other stakeholders affected by the company’s actions. Under Delaware law, directors are shielded from liability for breach of these obligations if they make informed and disinterested decisions that serve a rational purpose. Thus, unlike traditional corporations which must focus exclusively on stockholder value, our directors are not merely permitted, but obligated, to consider our specific public benefit and the interests of other stakeholders. In the event of a conflict between the interests of our stockholders and the interests of our specific public benefit or our other stakeholders, our directors must only make informed and disinterested decisions that serve a rational purpose; thus, there is no guarantee such a conflict would be resolved in favor of our stockholders, which could harm our business, results of operations, and financial condition, which in turn could cause our stock price to decline.

Our focus on the long-term best interests of our company as a PBC and our consideration of all of our stakeholders, including our stockholders, learners, partners, employees, the communities in which we operate, and other stakeholders that we may identify from time to time, may conflict with short- or medium-term financial interests and business performance, which may negatively impact the value of our common stock.

We believe that focusing on the long-term best interests of our company as a public benefit corporation and our consideration of all of our stakeholders, including our stockholders, learners, partners, employees, the communities in which we operate, and other stakeholders we may identify from time to time, is essential to the long-term success of our company and to long-term stockholder value. Therefore, we have, and may in the future, make decisions that we believe are in the long-term best interests of our company and our stockholders, even if such decisions may negatively impact the short- or medium-term performance of our business, results of operations, and financial condition or the short- or medium-term performance of our common stock. Our commitment to pursuing long-term value for the company and its stockholders, potentially at the expense of short- or medium-term performance, may materially adversely affect the trading price of our common stock, including by making owning our common stock less appealing to investors who are focused on returns over a shorter time horizon. Our decisions and actions in pursuit of long-term success and long-term stockholder value, which may include changes to our platform to enhance the experience of our learners, partners, and the communities in which we operate, including by improving the trust and safety of our platform, changes in the manner in which we deliver community support, investing in our relationships with our learners, partners, and employees, investing in and introducing new offerings and services, investing in social impact initiatives consistent with our public benefit objectives, or changes in our approach to working with local or national jurisdictions on laws and regulations governing our business, may not result in the long-term benefits that we expect, in which case our business, results of operations, and financial condition, as well as the trading price of our common stock, could be materially adversely affected.

As a Delaware public benefit corporation ("Delaware PBC"), we may be subject to increased derivative litigation concerning our duty to balance stockholder and public benefit interest, the occurrence of which may have an adverse impact on our financial condition and results of operations.

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

We believe that our company culture has been critical to our success. In addition, we believe that our status as a Delaware PBC and our commitment to providing global access to flexible and affordable world-class learning that supports personal development, career advancement, and economic opportunity distinguish us from our competitors and promote a relationship among our partners, learners, and employees founded on trust. However, we face a number of challenges that may affect our ability to sustain our corporate culture, including:

•
a need to identify, attract, reward, and retain people in leadership positions in our organization who share and further our culture, values, mission, and public benefit objectives;
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

The application of indirect taxes, such as sales and use tax, value-added tax (“VAT”), provincial taxes, goods and services tax, business tax and gross receipt tax to businesses like ours is a complex and evolving issue. For example, as of January 1, 2015, the European Union imposed an obligation on platforms to collect and remit VAT on sales of automatically downloaded digital items. Significant judgment is required to evaluate applicable tax obligations and as a result amounts recorded are estimates and could change. In many cases, the ultimate tax determination is uncertain because it is not clear how existing statutes apply to our business. One or more states, the federal government or other countries may seek to impose additional reporting, record-keeping, or indirect tax collection obligations on businesses like ours that facilitate online commerce. For example, in 2018, the U.S. Supreme Court ruled that, in certain situations, states may require online merchants to collect and remit sales taxes on transactions in the state, despite not having a physical presence in the state. New taxes could also require us to incur substantial costs to capture data and collect and remit taxes. If such obligations were imposed, the additional costs associated with tax collection, remittance, and audit requirements could make accessing offerings through our platform less attractive and more costly, which could harm our business.

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

Prior to our initial public offering, we were not subject to the internal control and financial reporting requirements applicable to a publicly traded company. We are required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Securities Exchange Act of 1934 as amended (the “Exchange Act”), or the date we are no longer an “emerging growth company,” as defined in the JOBS Act. In addition, as a public company, we are subject to Section 404(a), which requires us to include a report on our internal controls, including an assessment of the effectiveness of our internal controls and financial reporting procedures. Section 404 of the Sarbanes-Oxley Act (“Section 404”) requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations, document our controls and perform testing of our key controls over financial reporting to allow management and our independent public accounting firm to report on the effectiveness of our internal control over financial reporting. Our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to lawsuits, sanctions, or investigations by regulatory authorities, which would require additional financial and management resources.

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

As a public company, we have incurred, and expect to incur, significant legal, accounting, and other expenses. Our management team and other personnel devote, and will need to continue to devote, a substantial amount of time to, and we may not effectively or efficiently manage our transition into, and our operations as, a public company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer

Protection Act and the rules and regulations of the SEC and the NYSE. If, notwithstanding our efforts to comply with these laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed. Further, failure to comply with these rules might make it more difficult for us to obtain some types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management. As such, we have invested, and intend to continue to invest, resources to comply with evolving laws, regulations, and standards. This investment has resulted in, and may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities.

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

The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that such sales could occur. As of October 31, 2021, we had 140,589,748 shares of common stock outstanding.

In addition, as of September 30, 2021, 30,717,146 shares were issuable upon exercise of outstanding stock options or the vesting of outstanding RSUs (including the vested stock options and vested RSUs). Sales of stock by these equityholders or the perception that such sales could occur could adversely affect the trading price of our common stock.

In addition, registration of shares with existing registration rights would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act, which are subject to the limitations of Rule 144. Sales of securities by any of these stockholders or the perception that such sales could occur could adversely affect the trading price of our common stock.

Future sales and issuances of our common stock or rights to purchase common stock could result in additional dilution to our stockholders and could cause the price of our common stock to decline.

We may issue additional common stock, convertible securities, or other equity in the future. We also expect to issue common stock to our employees, directors, and other service providers pursuant to our equity incentive plans. Such issuances will be dilutive to investors and could cause the price of our common stock to decline. New investors in such issuances could also receive rights senior to those of holders of our common stock.

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

The market price and trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us, our business, and our market. If one or more analysts adversely change their recommendation regarding our stock or change their recommendation about our competitors’ stock, our stock price could decline. If one or more analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline or become volatile.

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

Item 6. Exhibits.

Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation, as amended and as currently in effect.	10-Q	001-40275	3.1	8/3/2021
3.2	Bylaws, as amended and as currently in effect.	10-Q	001-40275	3.2	8/3/2021
4.1	Form of Common Stock Certificate of the Registrant.	S-1	333-253932	4.1	3/5/2021
10.1	Offer Letter between the Registrant and William Billings, dated August 17, 2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

COURSERA, INC.

Date: November 10, 2021	By:	/s/ Jeffrey N. Maggioncalda
Jeffrey N. Maggioncalda
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Kenneth R. Hahn
Kenneth R. Hahn
Chief Financial Officer
(Principal Financial Officer)

Date: November 10, 2021	By:	/s/ William Billings
William Billings
Vice President, Accounting and Chief Accounting Officer
(Principal Accounting Officer)