Form 10-K
period 2021-12-31
Coursera, Inc.
filed 2022-03-03
CIK 1651562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant on June 30, 2021, based on the closing price of the Registrant's common stock as reported by the New York Stock Exchange, was approximately $4.0 billion. As of February 24, 2022, the Registrant had 143,301,257 shares of common stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders are incorporated herein by references in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2021.

i

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. Any statements contained in this Annual Report on Form 10-K that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “can,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “target,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,”, “forecast,” and “outlook”, or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements include statements about:

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
•
the increased expenses, including regulatory compliance costs, associated with being a public company;
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

ii

•
potential changes in laws and regulations applicable to us or our partners and our partners’ ability to comply therewith; and
•
the amount of time for which we expect our cash balances and other available financial resources to be sufficient to fund our operations.

In addition, any statements contained herein that are not statements of historical facts are deemed to be forward-looking statements. These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this report and are subject to risks and uncertainties that could cause our actual results to differ materially from those expressed or implied by our forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We qualify all of the forward-looking statements in this Annual Report on Form 10-K by these cautionary statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report on Form 10-K to conform these statements to actual results or to changes in our expectations, except as required by law.

In this Annual Report on Form 10-K, all references to “Coursera,” “we,” “us,” “our,” or “the Company” mean Coursera, Inc.

iii

PART I

Item 1. Business

Overview

Our mission is to provide universal access to world-class learning so that anyone, anywhere has the power to transform their life through learning.

Learning is the source of human progress. The spread of ideas across cultures and ages has helped transform our world from illness to health, from poverty to prosperity, and from conflict to peace. By combining some of the world’s best educational content with a technology platform that can serve learners on a global scale, we believe Coursera will enable the digital transformation of higher education and bring high-quality, affordable education to every corner of the world.

Coursera is a platform that enables a global ecosystem of educators, learners, organizations, and institutions. As of December 31, 2021, approximately 97 million learners had registered on Coursera to learn from more than 250 leading university and industry partners through thousands of offerings ranging from open courses to full diploma-bearing degrees. Coursera serves learners in their homes, through their employers, through their colleges and universities, and through government-sponsored programs. As of December 31, 2021, over 800 organizations were paying Enterprise customers, including businesses, colleges, universities, governments, and governmental agencies. We also provide social impact programs that have helped more than 120,000 learners around the world.

Learners
Learn and prosper
97 million
Registered Learners
coursera
250+
Educator Partners
Universities & Industry Leaders
800+
Paid Enterprise Customers
Businesses, Governments & Campuses
Educators
Teach the world
Institutions
Transform talent

As of December 31, 2021

Technology is advancing faster than the world’s ability to adapt and acquire new skills, resulting in a sizable and expanding skills gap. To be productive members of the workforce in the digital economy, many aspiring professionals need advanced skills in technology and information-based analytics. We believe education’s “new normal” will be characterized by blended classrooms powered by online learning, job-relevant education, and lifelong learning at work to help employees keep up with the emerging skills needed to compete in an accelerating digital economy. We believe that online learning will become the primary means of meeting the global demand for emerging skills and that the adoption of online education, combined with the increased flexibility enabled by remote working, holds the promise to increase global social equity.

World-class teaching is the foundation of the Coursera experience. Coursera partners with over 250 leading university and industry partners to provide learners content and credentials that are modular, stackable, and consumable at a wide range of durations, difficulty levels, and price points. Our data-driven technology platform enables educators to efficiently produce, teach, and scale content and credentials, from individual courses to professional certificates to diploma-bearing degrees. Coursera enables educator partners to tap into global demand from individual learners, organizations, and institutions.

Reaching and serving a world of learners lies at the heart of our model. We make it easy for learners to discover and engage with high-quality, job-relevant learning in flexible, hands-on online learning environments at affordable prices—including free offerings. Free content from top-branded partners has enabled us to attract approximately 97 million individual learners at very low cost and build a global consumer brand. Data-driven marketing enables us to efficiently upsell learners a wide range of paid offerings, including stand-alone courses, multi-course Specializations, certificate programs, and university degrees. Learners can also “stack” content and credentials, allowing completion of stand-alone courses to count as progress towards a broader program of study, creating more flexible and affordable paths to upskilling and reskilling. We believe this efficient learner acquisition model has allowed us to build one of the largest global audiences of adult learners in the world and to serve learners at various price points, with competitive margins for us and for our educator partners.

Coursera’s data and machine learning systems drive personalized learning, effective marketing, and skills benchmarking. We believe that our unified technology platform is not only making global higher education more accessible and more effective, but is also enabling educators to author and distribute high-quality content efficiently, employers to upskill and reskill their talent, and learners to advance their careers in a flexible learning environment.

In addition to offering content and credentials directly to individuals at Coursera.org, we also sell directly to organizations and institutions, including employers, colleges and universities, and governments. Employers can use Coursera for Business to help employees develop new skills in order to better acquire and serve customers, lower costs, reduce risk, and remain competitive in the new digital economy. Colleges and universities can use Coursera for Campus to deliver university-branded online learning at lower cost in the United States in a new era of financial challenges for higher education and evolving student preferences for hybrid learning. Governments, facing high levels of unemployment driven by automation and accentuated by the COVID-19 pandemic, can use Coursera for Government to reskill and upskill employees and citizens into fast-growing digital roles that constitute a significant share of new job opportunities.

The global higher education market is large and growing, at a size of $2.2 trillion in 2019, according to HolonIQ Smart Estimates. As we press our advantages to continue penetrating this market opportunity, we have multiple strategies to drive our growth, including increasing adoption and penetration of our Enterprise offerings for companies, universities, and governments; expanding the number of online degrees and the number of students in Degrees programs; continuing to grow our learner base and build our brand; growing our content and credentials catalog and network of educator partners; improving conversion, upsell, and retention of paid consumer learners; and continuing our global expansion.

Our business has experienced rapid growth since our founding in 2011. For the years ended December 31, 2020 and 2021, our revenue was $293.5 million and $415.3 million, respectively. We continue to invest in our business and had a net loss of $66.8 million and $145.2 million for the years ended December 31, 2020 and 2021, respectively.

Our Offerings to Individuals, Organizations and Institutions

Coursera.org for Individuals

Although our university partners offer thousands of courses across a wide range of domains, most learners come to Coursera to advance their careers. Learners consume content from our diversified portfolio, which is designed to meet a wide variety of goals and preferences. Learners coming to Coursera are offered a broad range of learning offerings, from a 2-hour Guided Project for $9.99 on how to build a website to a Master of Public Health degree from the University of Michigan for about $45,000.

As technology automates more repetitive, predictable, lower-skilled job tasks, individuals around the world are looking to reskill with professional certificates and college degrees in order to move into emerging digital careers. Coursera offers a portfolio of entry-level Professional Certificates from Google, IBM, Intuit, Meta, and Salesforce that help develop the skills needed to land entry-level digital jobs in IT, cybersecurity, data science, marketing, sales, design, and finance without requiring a college degree or any experience in the field. Coursera also has fully online degrees in data science, computer science, engineering, business, social science, and public health.

The full Coursera catalog includes*:

•
2,200+ Guided Projects: Gain a job-relevant skill in less than two hours for $9.99
•
5,300+ Courses: Learn something new in 4-6 weeks for free, or for prices up to $99

•
625+ Specializations: Gain a job-relevant skill in 3-6 months for $39-$79 per month
•
75+ Certificates
o
15+ Entry-level Professional Certificates: Earn a certification of job readiness for an in-demand career in 3-9 months for $39-$79 per month
o
20+ MasterTrack Certificates: In 3-12 months, earn a university-issued certificate from a module of a university degree and credit that can be applied to that degree in the future for approximately $2,000-$6,000
•
30+ Degrees: Earn a bachelor’s or master’s degree fully online for approximately $9,000-$45,000 or earn a postgraduate diploma

* As of December 31, 2021. The time periods noted are intended completion timeframes; actual time to completion varies by learner. Learners may also access certain courses, Specializations, and Professional Certificates through a Coursera Plus subscription. Prices reflect rounded ranges applicable to nearly all content and credentials; a small percentage may exceed the top and bottom ends of the range.

Our platform enables learners to discover the right content and credentials by domain (e.g. Business, Technology, Health), by skills (e.g. Python, Statistics, Data Visualization), and by job role (e.g. Data Analyst, Marketer, Engineer). Once learners enroll in a course, our unified technology platform enables them to learn more effectively to advance in their careers and earn credentials to signal their learning to prospective employers.

The learning experience includes:

•
Courses with video-based lectures, in-video quizzes, notes and highlights, readings, assessments, peer reviews, and group projects;
•
AI-driven learning features such as In-course Coach, Smart Review Material, and Goal Setting to help learners stay motivated and making progress;
•
Coursera Labs with hands-on projects that teach practical skills using real-world tools such as Python, Jupyter Notebooks, VS Code, R-Studio, and many other desktop and cloud-based applications fully in-browser with no software or data downloads; and
•
A mobile app that enables course downloads for off-line learning, which is especially important for students with limited or intermittent internet connectivity or power.

Coursera Plus is a subscription pricing model that gives learners access to over 7,000 courses, Guided Projects, Specializations, and Professional Certificates on Coursera for a monthly or annual fee. We announced Coursera Plus in February 2020.

Coursera for Enterprise

Coursera is available to organizations and institutions around the world, allowing businesses, academic institutions, and governments to enable their employees, students, and citizens to gain critical skills aligned to the job market of today and tomorrow. Institutions play a major role in tackling the global reskilling challenge by providing awareness, incentives, and financial support for lifelong learning.

Coursera has designed a single, unified platform that allows us to configure a common set of content and features to meet the various needs of business, academic, and government customers. The common content and features on Coursera’s Enterprise learning platform include:

•
A broad catalog of more than 5,000 courses, hands-on projects and professional certificates, especially in the domains of Data Science, Technology, and Business;
•
Private Authoring, the ability for all Enterprise customers to author courses and projects that are specific to and accessible only by the learners in their institution or their citizens, as applicable;
•
The ability to tailor custom Course Collections that surface specific, curated collections of courses to specific learner populations;
•
Academies and SkillSets that identify target skill proficiencies required for specific job roles and provide personalized learning paths to develop these skill proficiencies;
•
Coursera Labs, with hands-on projects that teach practical skills using real-world tools such as Python, Jupyter Notebooks, VS Code, R-Studio, and many other desktop or cloud-based applications fully in-browser with no software or data downloads;

•
Dashboards that enable administrators to deliver tailored learning programs to specific learner groups, measure and track progress in skill development, and benchmark learner skill proficiency; and
•
Levelsets that help learners calibrate targeted content recommendations to their skill level so they can reach learning goals faster.

Coursera for Business helps employers upskill and reskill their teams to drive innovation, competitiveness, and growth. Our content in data science, technology, and business is especially relevant to employers; Private Authoring allows businesses to create courses and projects using their own datasets and tools; SkillSets, Academies and Levelsets can be tailored to company-specific job-roles and skill requirements; Coursera Labs helps employers provide hands-on training using the tools that are deployed in their corporate environments; and Dashboards allow businesses to benchmark skill proficiency against specific industry and competitive peer groups.

Coursera for Campus empowers academic institutions to offer job-relevant online education to students, faculty, and staff. Our content from leading universities and academic integrity features are especially relevant to colleges that allow students to earn credit towards their university degree by taking online courses; Private Authoring allows faculty to create courses and projects that meet their particular curricular needs; SkillSets and Levelsets help faculty and students understand what skills will improve the chance of getting hired into particular job roles after graduation; Coursera Labs enables schools to supplement conceptual study with hands-on learning in a scalable cloud environment; and Dashboards help faculty and career placement personnel enhance student employability by benchmarking student skill proficiency against specific industry job roles.

Coursera for Government helps federal, state, and local governments and organizations deliver workforce reskilling programs to provide in-demand skills and paths to new jobs for an entire workforce. Our Professional Certificates and content from leading universities and industry partners are especially relevant to government officials who seek to prepare citizens for emerging jobs in their region and enhance the skills of public sector employees; Private Authoring allows agencies to create localized hands-on projects using regional instructors to develop skills to meet regional employment opportunities; SkillSets and Levelsets help workforce agencies tailor learning programs to develop skills that meet requirements of local employers; Coursera Labs enables governments to provide hands-on skilling to help citizens reskill into entry-level digital jobs; and Dashboards help workforce development personnel measure skill development and benchmark skill proficiency against workforces in other countries.

Our Social Impact Programs and Pandemic Response

Coursera Social Impact Programs

Universal access to world-class learning is critical for social change. Over the last five years, we have fostered an initiative to provide underserved learners with access to high-quality education that supports personal development, career advancement, and economic opportunity. Through our social impact programs, we have worked with more than 100 nonprofit and community organizations to provide free access to our learning resources for more than 120,000 learners across the globe. These learners have collectively logged more than 225,000 course enrollments during the year ended December 31, 2021.

Our Response to the COVID-19 Pandemic

The COVID-19 pandemic sharply increased the need for online learning beginning in 2020. Individuals, organizations, and institutions relied on online learning to navigate change and disruption. We, along with our partners, launched several initiatives to help mitigate the pandemic’s impact on communities worldwide:

1) Campus Response Initiative: To help minimize the economic and educational impact of the pandemic, we and our partners launched the Campus Response Initiative on March 12, 2020, offering every college and university in the world free access to our course catalog through Coursera for Campus. Within seven months, the initiative reached 2.3 million students from over 4,000 institutions who collectively logged more than 19 million course enrollments. We and our partners concluded our Campus Response Initiative in September of 2020 but continue to provide a freemium offering, Coursera for Campus Basic, which allows universities and students access to Guided Project enrollments to enable trial before purchase. In addition, university and industry partners who offer multiple courses on our platform may elect to join our Partner Consortium, which affords these partners free access to other members’ courses.

2) Workforce Recovery Initiative: We and our partners launched the Coursera Workforce Recovery Initiative on April 24, 2020 to help governments provide unemployed workers with free access to the Coursera catalog to help them develop skills needed to become re-employed more quickly. We and our partners have subsequently concluded this initiative, during which, we activated more than 340 programs across more than 100 countries, including those participating through an intergovernmental organization, and 25 U.S. states, with more than 1 million learners and 8 million course enrollments. We surveyed Workforce Recovery learners three months after completing their first course, and over 80% of respondents reported that Coursera learning helped them to gain a new skill.

3) Employee Resilience Initiative: Launched April 30, 2020, the Employee Resilience Initiative enables Enterprise customers to expand online learning opportunities for employees with free access to high-demand courses focused on mental well-being, remote working, and digital readiness.

4) Contact Tracing Course: On May 11, 2020, The Johns Hopkins Bloomberg School of Public Health launched a free COVID-19 Contact Tracing course on Coursera to help expand contact tracing capacity. This course is offered with subtitles in more than 10 languages to make this critical content more accessible worldwide. To date, over 1.3 million learners have enrolled in the course.

Learners

Learners can come to Coursera to advance their careers, reach their educational goals, and enhance their lives. As of December 31, 2021, approximately 97 million learners had registered with Coursera to learn from more than 250 leading university and industry partners in thousands of offerings ranging from open courses to full diploma-bearing degrees. Coursera serves learners in their homes, through their employers, through their colleges and universities, and through government-sponsored programs. We offer learners a broad range of learning offerings, from a 2-hour Guided Project for $9.99 on how to build a website to a Master of Public Health degree from the University of Michigan for approximately $45,000.

•
The top five countries represented by registered learners on Coursera as of December 31, 2021 were (1) the United States, with 18.1 million registered learners, (2) India, with 14.9 million registered learners, (3) Mexico, with 5.0 million registered learners, (4) Brazil, with 3.9 million registered learners, and (5) China, with 3.4 million registered learners.
•
In 2021, learners logged 37 million course enrollments, watched 372 million lectures, and completed 63 million assessments.
•
Learners have logged more than 3.9 million Guided Projects enrollments since we launched Guided Projects in 2020.
•
Our growing Professional Certificate catalog has enrolled 3.7 million learners since we launched this catalog in 2018.
•
Over 16,000 students were enrolled in Degrees programs as of December 31, 2021.

Overall, learners are satisfied with their experiences on Coursera and with the outcomes Coursera learning helps them achieve. Of learners who have rated a course in 2021, 81% gave their course a full 5-star rating.

Businesses

Employers can use Coursera for Business to help employees develop new skills in order to better acquire and serve customers, lower costs, reduce risk, and remain competitive in today’s economy. The launch of our Enterprise segment in 2016 has enabled customers to choose Coursera to reskill and upskill their teams with critical skills in business, technology, data science, and other disciplines.

•
These organizations include more than 800 Paid Enterprise Customers that purchase Coursera through our direct sales force, as well as on our platform through our Coursera for Teams offering; or through our channel partners.
•
Over 65% of Coursera’s direct sales business customers are outside of the United States.
•
In 2021, Coursera for Business learners logged over 1.8 million course enrollments.

Colleges and Universities

Colleges and universities can use Coursera for Campus to deliver university-branded online learning at lower cost in the United States in a new era of financial challenges for higher education and evolving student preferences for hybrid learning. We launched Coursera for Campus in October 2019, just months before the COVID-19 global pandemic broke out. Coursera for Campus enables colleges and universities to leverage our global online learning platform to provide job-relevant, credit-ready, high-quality learning at higher scale and lower cost than in-classroom learning alone. Accelerated by the pandemic, thousands of higher education institutions launched Coursera for Campus over the past year, making it one of our fastest growing offerings.

Through the Coursera Campus Response Initiative, more than 4,000 colleges and universities used content from our platform to launch online learning programs that ran for free through September 2020. During that time, these institutions launched more than 13,000 programs for 2.3 million students who accounted for more than 19 million course enrollments. Universities utilizing the Campus Response Initiative included Duke Kunshan University, Tec de Monterrey, and GITAM University among others. We and our partners concluded our Campus Response Initiative in September of 2020, but continue to provide a freemium offering, Coursera for Campus Basic, which allows universities and students access to Guided Project enrollments to enable trial before purchase.

Governments

Governments, facing unprecedented levels of unemployment, can use Coursera for Government to build a competitive workforce that drives sustainable economic growth by upskilling employees for public sector success and reskilling citizens for career advancement.

Through the Coursera Workforce Recovery Initiative, government agencies representing more than 100 countries launched more than 340 online learning programs that ran for free through December 2020. During that time, more than 1 million learners joined and logged more than 8 million course enrollments. Governments participating in the Workforce Recovery Initiative included multi-national institutions such as the Commonwealth of Learning, national governments in countries such as Colombia and Kazakhstan, and state and local governments such as Illinois and New York.

Our Competitive Strengths: The Power of Our Business Model

We believe that our competitive advantage is based on the following key strengths:

• Trusted brand with a large learner base: With approximately 97 million registered learners, we have one of the largest global audiences of adult learners in the world. This large learner base attracts top educator partners, creates Enterprise and Degrees leads, provides data and insights, increases operating scale, improves search engine optimization performance, and produces favorable economics.

• Our consumer flywheel creates a price-to-cost advantage: We make it easy for learners to come to Coursera and explore learning options through free open courses and projects. We believe this efficient acquisition model, powered by free, high-quality content, global partner brands, deep expertise in search engine optimization, strong word-of-mouth referrals, public relations, and a profitable affiliate paid marketing channel, enables us to attract learners to Coursera at scale and connect them with the right learning experiences over the course of their academic and professional lives.

Free university
& industry
branded
content
Attracts
Motivated
global learner
base at low CAC
Generates
word-of-mouth
Some of
which pay
Some
registrants
pay for courses
and degrees
Drives value for
content partners
Revenue
to partners
incentivizes
content creation
Creates

• Branded catalog of modular and stackable content and credentials: Our broad catalog and flexible technology platform provide many entry points for learners and allow us to give learners a path to achieving their goals, regardless of their starting place. This allows us to help learners find the right learning program based on their prior skills, credentials, experience, and career desires and provide pathways for them to accomplish their goals. For example, a learner with no college degree or experience might start her learning journey with the Google IT Professional Certificate over 3 to 6 months, land a new IT job, and get academic credit towards the University of London Bachelor’s of Computer Science, which she can complete while working, lowering the opportunity cost of earning that degree. We believe we are the only platform with the ability to blend industry credentials with traditional academic degree credentials at scale.

• Network of leading academic and industry partners: Our large and global learner base attracts top-tier educator partners by allowing them to reach new audiences and create new revenue streams with relatively small up-front investments. We carefully select our university and industry partners, prioritizing quality, subject expertise, and geographic appeal. As technology advances and new relevant skill sets emerge, our growing partner relationships enable us to be responsive in providing in-demand skills for aspiring and ascending professionals.

• Job-relevant, hands-on projects, and industry certificates: In order to compete and keep pace with the rapidly changing skills landscape, learners need to be able to quickly identify and learn practical skills using job-relevant tools. Our Project Network is composed of instructors who have demonstrated expertise in a tool or skill through industry experience or academic background in the topic of their project. Our technology platform allows instructors to efficiently launch one to two hour Guided Projects that teach the latest in-demand skills to learners with a hands-on learning experience. Similarly, Professional Certificates, some of which are authored by well-known employer brands such as Google, IBM, Intuit, Meta, and Salesforce, allow learners to efficiently reskill and upskill for new jobs.

• Multi-channel Enterprise model: With a single content catalog and a unified technology and data platform, we are able to distribute content and credentials to a global audience of more than 800 paying businesses, academic institutions, and governments. Our technology enables our educator partners to reach large, globally-distributed employee populations through the workplace and provide them with high-quality lifelong learning. Our technology also allows collaboration among institutional networks, so that businesses, universities, and government agencies can collaborate on Coursera by sharing content, program settings, licenses, and data insights.

• Rich data analytics and Skills Graph: Since all of our teaching and learning activities happen online, our platform is able to capture a significant amount of data across millions of enrollments related to teaching, learning, content, and outcomes. These data allow us to drive learner success through personalized learning, mapping skills to content and jobs through a system of machine learning models, and unlocking marketing efficiencies by automating and targeting communications with learners to generate engagement.

Our Opportunity: The Global Education Market is Large and Growing

As the pace of new knowledge and the demands of the global workforce continue to accelerate, we believe the global adult education market is poised to grow dramatically. According to the education market intelligence firm HolonIQ, the global higher education market was $2.2 trillion in 2019; the global online degree market was $36 billion in 2019 and is expected to grow. The flexibility of online learning enables non-traditional learners to continue their education, which has allowed the online education industry to demonstrate acyclical growth characteristics.

Our Growth Strategy

We have seen strong growth since our founding in 2011. The combination of greater global access to technology and our open learning platform is unlocking the opportunity for more global citizens to enhance their education and earn credentials that help advance their careers. We believe that we have a large, underpenetrated addressable opportunity ahead of us to enable the digital transformation of higher education and provide lifelong adult learning at scale.

Key elements of our strategy of growing our business include:

• Continue to invest in growing our Enterprise channels. Coursera’s growth is driven in part by expansion into new logos as well as broader penetration of learners within our existing base of business, university, and government customers. Our team identifies and engages with potential Enterprise customers. Once our platform has been adopted, we focus on expanding and growing our relationships with existing customers. Our relationships often begin with departmental deployments, evolving to multi-department and ultimately organization-wide utilization as our value is evangelized and proven within our customers’ learner base.

• Drive adoption and conversion of freemium Enterprise offerings. During the pandemic, we opened up our platform across our Enterprise customer base through multiple initiatives including our Campus Response Initiative, Workforce Recovery Initiative, and Employee Resilience Initiative. As an example, our Campus Response Initiative enabled over 4,000 institutions globally, including approximately 10% of all degree-granting institutions, to tap into ready-made, high-quality digital curricula from leading universities with minimal upfront costs through our Coursera for Campus offering. We plan to continue to focus on converting free institutions to paying Enterprise customers as we enable the digital transformation of higher education.

• Expand the number of online degrees and the number of students in Degrees programs. We believe we have a substantial opportunity to increase the number of bachelor’s and master’s programs and postgraduate diplomas in new and existing academic disciplines within our current network of university partners. Over time, we also aim to naturally progress current open course university partners into Degrees partners. For existing Degrees program partners, we also intend to continue to increase the size of student cohorts in existing Degrees programs and add new online Degrees programs from these partners. We believe that our ability to leverage our large, global learner base gives us a competitive advantage in delivering qualified international learners to Degrees partners in a cost-effective manner.

• Continue to grow our learner base and build our brand. We intend to continue to invest in increasing the number of registered learners on Coursera and increasing awareness of the Coursera brand. Our large learner base and brand creates a virtuous cycle, increasing our value to educator partners and providing incentive for them to author additional content and credentials. This broader catalog, in turn, enhances the appeal of Coursera to learners, which grows our consumer learner base. We believe the content and credentials from our university and industry partners generate meaningful organic and unpaid traffic to Coursera, which reduces our cost of learner acquisition. A growing learner base also generates positive externalities for other parts of our business, as some learners will go on to enroll in Degrees programs or provide us with Enterprise leads.

• Grow our content and credentials catalog and network of educator partners. We plan to continue to invest in growing our catalog of projects, courses, Specializations, certificates, and degrees across a broad range of topics and expanding our network of educator partners.

• Improve conversion, upsell, and retention of paid Consumer learners. Our Consumer platform makes it easy for individuals to come to Coursera and learn, allowing for a natural progression of learners to go from free projects or courses to full online degrees. In 2021, over 60% of our cash receipts from Consumer offerings came from individual learners who were registered on our platform as of December 31, 2020.

• Continue global expansion. Approximately 49% of our revenue for the year ended December 31, 2021 came from learners outside of the United States. We see a particularly large opportunity to help emerging economies that lack the ability to absorb the large and growing influx of adult students by delivering education in a scalable and affordable way. We plan to continue to market our offerings and programs to individual learners, businesses, academic institutions, and governments globally, providing us broad access to the addressable market while also building on our global brand as a leading learning destination.

Competition

The market for global adult online learning is highly fragmented and rapidly evolving. We expect alternative modes of learning to continue to accelerate as players in this industry introduce new and more competitive products, enhancements, and bundles. Participants in the global adult online learning ecosystem include:

•
Direct-to-consumer, online education companies: 2U, Inc., through its subsidiary edX Inc., and FutureLearn Limited;
•
Companies that provide technology solutions and services to universities offering online learning programs: 2U, Inc., Eruditus Learning Solutions Pte. Ltd., Noodle Partners, Inc., and upGrad Education Private Limited;
•
Corporate training companies: Degreed, Inc., LinkedIn Corporation through its LinkedIn Learning services, Pluralsight, Inc., Udacity, Inc., and Udemy, Inc.;
•
Providers of free educational resources: Khan Academy, Inc., The Wikipedia Foundation, Inc., and Google LLC (“Google”) through its YouTube services; and
•
Internal online degree platforms: Online degree programs developed in-house by universities.

We believe we have a number of advantages over these competitors due to our unique combination of:

•
a trusted global brand;
•
a base of approximately 97 million registered learners;

•
a freemium consumer model that creates a price-to-cost advantage;
•
a broad catalog of branded, high-quality content and credentials;
•
job-relevant, hands-on projects and industry certificates;
•
a network of over 250 leading university and industry educator partners;
•
a multi-channel Enterprise model serving more than 800 paid Enterprise customers; and
•
rich data analytics and Skills Graph.

Sales and Marketing

Our sales and marketing efforts are focused on building a unified marketing system that connects individuals to lifelong learning opportunities throughout their academic and professional lives. Our strategy centers on leveraging the Coursera brand and our partners’ brands along with our large catalog of high-quality, freemium content to attract learners to Coursera efficiently.

Once we attract learners to Coursera, our data-driven learner experience connects learners to the courses, certificates, and degree programs best-suited for them through a personalized discovery and nurture system and identifies whether they are a potential Enterprise prospect.

Learners come to Coursera primarily through free or low-cost acquisition channels such as public relations, word of mouth, and search engine optimization. We also derive a smaller percentage of learners through cost-efficient paid advertising channels including an affiliate publisher network and paid search.

With our consumer brand, we can market categories of degree and certificate programs to learners earlier in their consideration process. This allows us to connect learners with targeted learning opportunities based on their background and goals. By connecting Coursera’s learners with relevant degree programs, we efficiently tap into latent degree demand from the consumer base and combine automated nurture strategies earlier in the funnel with higher-touch efforts to assist potential students who are further along in their purchase decision. We promote courses, Specializations, and MasterTrack Certificates that can count as progress towards a degree both to allow prospective students to discover Degrees and to increase conversion rates by enabling applicants to sample content and build interest and confidence before enrolling in a Degrees program.

The data from Coursera’s consumer ecosystem helps drive Enterprise marketing efficiency. Related insights, especially on how a company’s skill proficiencies stack up relative to the competition based on the aggregated learning behaviors of consumer learners working at a given company help us reach prospects with targeted skill development solutions.

Our Enterprise sales team identifies and engages with potential organizational and institutional customers around the world. With our international expansion, we have deployed a more regionally distributed approach to sales and account management and see significant upside in growing and upselling Enterprise accounts.

Research and Development

We have a technology and data-driven research and development team which creates and maintains our platform, products, and insights to deliver a high-quality learning experience to our customers and educator partners cost-effectively and at scale. We leverage our large partner and customer base, our engaged learner community, and our focus on user-driven innovation to aggregate feedback on features and functionality and consistently improve our offerings and platform.

Our production environment runs on a cloud, providing scalable storage and elastic computing. This architecture allowed our platform to effectively serve a 15x increase in registrations at peak hours during a pandemic-related surge in activity in late March 2020.

We invest substantial resources in research and development to drive our technology innovation and bring new offerings and features to the market. Our research and development team is responsible for the design, development, and testing of features and offerings on our platform. They are also responsible for building and integrating tools and systems to help our services function deliver high-quality service at lower cost as we scale.

Our research and development teams are located in Mountain View, California, Toronto, Bulgaria, and an increasingly distributed remote workforce that allows us to access diverse, talent-rich markets as we grow. We believe our research and development teams are diverse, bringing unique and essential perspectives to our platform.

Public Benefit Corporation Status

On February 1, 2021, we amended our certificate of incorporation to become a Delaware public benefit corporation. We believe becoming a public benefit corporation reinforces our long-term commitment to providing global access to affordable and flexible world-class learning and aligns with our mission, culture, and values.

Public benefit corporations are a relatively new class of corporations that are intended to produce a public benefit and to operate in a responsible and sustainable manner. Under Delaware law, public benefit corporations are required to identify in their certificate of incorporation the public benefit they will promote, and their directors have a duty to manage the affairs of the corporation in a manner that balances the pecuniary interests of the stockholders, the best interests of those materially affected by the corporation’s conduct, and the specific public benefit identified in the certificate of incorporation. They are also required to publicly disclose a report that assesses their public benefit performance at least every two years.

Our public benefit purpose, as provided in our certificate of incorporation, is “to provide global access to flexible and affordable high-quality education that supports personal development, career advancement, and economic opportunity.”

Certified B Corporation Status

In addition to being a public benefit corporation under Delaware law, we are a Certified B Corporation™ (“B Corp”). The term “B Corp” does not refer to a particular form of legal entity, but instead refers to companies that are certified by B Lab, an independent nonprofit organization, for meeting rigorous standards of social and environmental performance, accountability, and transparency.

The process for becoming a B Corp involves taking and passing a comprehensive and objective assessment of a business’s positive impact on society and the environment, which includes over 200 questions measuring the business’s impact on its customers, employees, communities, and the environment, as well as a validation process which includes review of supporting documentation and verification interviews. Once certified, every B Corp must make its assessment score publicly available on B Lab’s website. Acceptance as a B Corp and continued certification is at B Lab’s sole discretion.

We believe that our status as a B Corp further demonstrates our commitment to our mission and public benefit purpose. Additionally, we believe that maintaining our status as a B Corp will further strengthen the relationship of trust between us, our partners, our customers, and our employees as we together seek to empower anyone, anywhere to transform their life through learning.

Regulatory Matters

As a service provider to higher education institutions both in the United States and internationally, either directly or indirectly through our arrangements with partners, we are required to comply with certain education laws and regulations.

General

Higher education is heavily regulated in the United States and most international jurisdictions. For example, numerous states require education providers to be licensed or authorized in such a state simply to enroll persons located in that state into an online education program or to conduct related activities such as marketing. Additionally, the vast majority of our U.S.-based college and university partners participate in the federal student financial assistance programs under Title IV of the Higher Education Act of 1965, as amended (“HEA”), and are subject to extensive regulation by the DOE, as well as various state agencies, licensing boards and accrediting agencies. To participate in the Title IV programs, an institution must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting agency recognized by the DOE, and be certified by the DOE as an eligible institution. The increased scrutiny and results-based accountability initiatives in the education sector, as well as ongoing policy differences in Congress regarding spending levels, could lead to significant changes in connection with the upcoming reauthorization of the HEA or otherwise. These changes may place additional regulatory burdens on postsecondary schools participating in the Title IV programs generally, and specific changes may be targeted at companies such as ours that serve higher education within the United States. Regulatory activities and initiatives of the DOE may have similar consequences for our business even in the absence of Congressional action.

The regulations, standards, and policies of our college and university partners’ regulators are complex, change frequently and are often subject to differing interpretation. Changes in, or new interpretations of, applicable laws, regulations, or standards could compromise our college and university partners’ accreditation, authorization to offer online learning in various states or countries, permissible activities, or access to federal funds under the Title IV programs. We cannot predict with certainty how the requirements applicable to our college and university partners will be interpreted, including in the case of new laws or regulations for which no, or insufficient, interpretative guidance exists, or whether our college and university partners will be able to comply with these requirements in the future. Some regulations were designed to regulate in-person, correspondence or other types of learning experiences not offered online and may be difficult to interpret or apply to the types of programs offered by our partners on our platform. In addition, there is no assurance that degrees or certifications earned through an institution in one jurisdiction will be recognized as valid or sufficient in other jurisdictions, including internationally, for employment, to satisfy prerequisites for advanced degrees, or other opportunities. Our international college and university partners are subject to similarly extensive legislation, regulation and oversight.

Authorization and Approval

Our U.S.-based college and university partners are required to obtain the appropriate approvals from the DOE and applicable state and accrediting regulatory agencies for new programs. Similar approvals and reviews may be required for programs from our partners based outside the United States, and for our partners to offer programs in other countries.

Our partners, both U.S. and international, may also be required to be authorized in certain states to offer online programs, engage in advertising or recruiting, and operate externships, internships, technical training, or other forms of field experience, depending on state law. Although many of our programs are offered by U.S.-based higher education institutions that hold such authorizations or participate in an appropriate state reciprocity agreement such as the State Authorization Reciprocity Agreement ("SARA"), other partners are not traditional education institutions or operate outside the United States and do not hold such state authorizations. Some institutions, including California higher education institutions, currently do not participate in SARA.

We or our partners may also be required to obtain appropriate approvals under international education laws and regulations. For example, a recent Indian regulation relating to online higher education requires, among other things, that learning platforms utilized by Indian universities to offer online degrees be approved by a technical committee of the Indian regulator.

Accreditation

Accrediting agencies primarily examine the academic quality of the instructional programs of an educational institution, and a grant of accreditation is typically viewed as confirmation that an institution or an institution’s programs meet generally accepted academic standards. Accrediting agencies also review the administrative and financial operations of the institutions they accredit to ensure that each institution has the resources to perform its educational mission. The DOE also relies on accrediting agencies to determine whether institutions qualify to participate in Title IV programs.

Although we are not an accredited institution and are not required to maintain accreditation, accrediting agencies are responsible for reviewing an accredited institution’s third-party contracts with service providers like us and may require that an institution obtain approval from, or notify the accreditor in connection with, such arrangements. We work closely with our university partners, which are accredited institutions, to assure that the applicable standards of their respective accreditors are met.

DOE “Dear Colleague Letter”

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

The DCL issued by the DOE on March 17, 2011 sets forth the official guidance of the DOE regarding various regulations that were implemented around that time. The DCL affirms that “[t]he Department generally views payment based on the amount of tuition generated as an indirect payment of incentive compensation based on success in recruitment and therefore a prohibited basis upon which to measure the value of the services provided.” The DCL, however, in Example 2-B, clarified an important exception to this prohibition for a business model that complies with the bundled services exception: “A third party that is not affiliated with the institution it serves and is not affiliated with any other institution that provides educational services, which third party provides bundled services to the institution including marketing, enrollment application assistance, recruitment services, course support for online delivery of courses, the provision of technology, placement services for internships, or student career counseling, may receive from an institution an amount based on tuition generated for the institution by the third-party’s activities for all bundled services that are offered and provided collectively, as long as the third party does not make prohibited compensation payments to its employees, and the institution does not pay the third party separately for student recruitment services provided by the entity.”

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

Further, because the bundled services rule was promulgated by agency guidance through the DCL and is not codified by statute or regulation, there is risk that the exception could be altered or removed without prior notice, public comment period, or other administrative procedural requirements that accompany formal agency rulemaking. Although the DOE has not publicly stated an intention to rescind the DCL or alter its guidance, the bundled services exception could be reviewed, altered, or vacated in the future. In addition, the legal weight the DCL would carry in litigation over the propriety of any specific compensation arrangements under the HEA or the incentive compensation rule is uncertain. We can offer no assurances as to whether the exception in the DCL would be upheld by a court or how it would be interpreted.

Misrepresentation Rule

Under our contracts with U.S.-based college and university partners, we are required to comply with regulations promulgated by the DOE and comparable state laws that affect our marketing activities, including the misrepresentation rule. The misrepresentation rule is broad in scope and applies to statements our employees or agents may make about the nature of a partner’s program, a partner’s financial charges, or the employability of a partner’s program graduates.

Specifically, the HEA prohibits an institution that participates in the Title IV programs from engaging in any “substantial misrepresentation” regarding three broad subject areas: (1) the nature of the school’s education programs, (2) the school’s financial charges, and (3) the employability of the school’s graduates. In 2010, as part of the program integrity rules, the DOE revised its regulations in order to significantly expand the scope of the misrepresentation rule. Although some of the DOE’s most expansive amendments to the misrepresentation rule were overturned by the courts in 2012, most of the 2010 amendments survived and remain in effect.

Violations of the misrepresentation rule are subject to various sanctions by the DOE and violations may be used as a basis for legal action by third parties. Similar rules apply under state laws or are incorporated in institutional accreditation standards and the Federal Trade Commission (“FTC”) applies similar rules prohibiting any unfair or deceptive marketing practices to the education sector.

FERPA

We are required to comply with FERPA. FERPA generally prohibits an institution of higher education from disclosing personally identifiable information from a learner’s education records without the learner’s consent. Our U.S.-based university degree and certificate partners and Coursera for Campus customers and their learners disclose to us certain information that originates from or composes a learner education record under FERPA. Through our contracts to provide services to institutions, we are indirectly subject to FERPA, and we may not transfer or otherwise disclose any personally identifiable information from a learner record to another party other than in a manner permitted under the statute and any applicable contract. In the event that we disclose learner information in violation of FERPA, the DOE could require a partner to suspend our access to their learner information for at least five years.

For additional discussion of regulatory risks, see “Risk Factors—Risks Related to Regulatory Matters and Litigation.”

Human Capital Resources

Overview

At Coursera, we create and nurture a system of equitable employee services and workplace experiences to help employees perform at their best and to deliver our mission of transforming lives through learning. As of December 31, 2021, 1,138 full-time employees make up a global community that is driven by a shared purpose and transformative impact. Our team also engages contractors and consultants for auxiliary services and support.

Our focus on building a great place to work has resulted in a strong culture that values, innovation, and results at scale. Our employees are proud to work at Coursera and of the positive social impact that we can make together. To further enable our ability to grow and fulfill our public benefit objectives, we continue to invest in attracting, retaining, and developing team members while enhancing diversity and inclusion in our workforce.

Diversity, Equity, and Inclusion (DEI)

Building a more diverse company powers our ability to deliver on the mission of Coursera: it fuels the performance and innovation we need to provide universal access to world-class learning and it inspires collaboration to help us create a more just world alongside our government, university, and industry partners. Our DEI initiatives and programs also strengthen our workplace culture and support talent acquisition and retention goals. We will continue investing in our DEI strategies to enhance workplace diversity, promote cross-cultural learning, and advance our ongoing efforts to build a company where everyone can thrive. We approach DEI through three strategic pillars: workplace, workforce, and marketplace.

Workplace: Diversity of identity, voice, background and experience are all key elements of our employee value proposition. We will continue to drive meaningful change in our representation while strengthening brand credibility within under-represented population (URP) communities by building, assessing, and evolving our goals for attracting, engaging, hiring and growing talent.

Workforce: As an organization, we will work to deepen our commitment to DEI into the makeup of our workforce and the evolution of our values and culture. We will focus on early and consistent engagement with various communities and tracking inclusive practices. That means taking a deeper look into equitable talent pipeline development, hiring, and advancement across our diverse talent pools.

Marketplace: The mission of Coursera sits at the core of our commitments and our DEI journey. As we evolve, we recognize the impact to our learners and partners. We want to ensure that they are represented in our content, product, brand and business strategy.

Talent

We build distributed teams of diverse talent that represent our global community of learners in order to inspire the innovation that will transform lives through learning. We do this through embracing a work from anywhere hiring strategy to attract and retain top global talent. Similar to the ways in which we help millions of learners transform their lives through courses and degrees on our platform, we also encourage and empower Coursera employees to learn and grow at work. We offer learning programs and tools to support employees on their personal learning journeys and to promote organizational learning objectives. Through our internal learning program called SkillUp, employees have access to a sizable catalog of courses, specializations, and certificates on the Coursera platform to help employees build job-relevant skills and advance their careers. Employees can also choose to go deeper: For employees who are accepted into select degree and MasterTrack Certificate programs on Coursera, we proudly offer scholarships that cover 100% of tuition and fees. We aspire for Coursera to be a place where employees are challenged and stretched, and intend to continue investing in employee development opportunities that enable team members to maximize their impact and grow their careers.

Total Rewards and Pay Equity

We provide competitive compensation. Compensation at Coursera is fair, regularly benchmarked to be market-competitive, and focused on performance. To align compensation and performance, we have established an on-going cadence for performance reviews that supplement a culture that is core to Coursera of regular, open, and casual feedback.

Furthermore, our compensation practices are designed to help ensure fair and equal pay to all employees regardless of gender, identity, race, age or other protected characteristics. We routinely audit our pay structures to identify possible pay disparities and opportunities to improve our pay practices.

Properties

Our headquarters are in Mountain View, California. All of our offices are leased, and we do not own any real property. We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.

Available Information

Our website is located at www.coursera.org, and our investor relations website is located at investor.coursera.com. We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available on our investor relations website, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These filings with the SEC are also available on the SEC’s website located at www.sec.gov. We announce material information to the public through a variety of means, including filings with the SEC, press releases, company blog posts, public conference calls and webcasts, as well as the investor relations section of our website. We use these channels to communicate with investors and the public about our company, our products and services and other matters. Therefore, we encourage investors, the media and others interested in our company to review the information we make public in these locations, as such information could be deemed to be material information. Further, corporate governance information, including our corporate governance guidelines, code of business conduct and ethics, and committee charters, is also available on our investor relations website. The content of or accessible through our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A. Risk Factors

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
•
Our ability to increase sales of our Enterprise offerings;
•
Our ability to compete effectively;
•
Any disclosure of sensitive information about our partners, their employees, or our learners, whether due to cyber-attack or otherwise;
•
Our and our partners’ ability to comply with international, federal, and state education laws and regulations, including applicable state authorizations for their programs;
•
Any failure to obtain, maintain, protect, and enforce our intellectual property and proprietary rights and successfully defend against claims of infringement, misappropriation, or other violations of third-party intellectual property;
•
Any changes to the validation or applicability of the DOE “dear colleague letter,” on which our business model relies;
•
Any disruption or failure of our platform or operations; and
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
•
changes in laws, regulations or accounting principles that impact our business; and
•
general political, economic, or market conditions and events affecting any of the above, including the impact of the COVID-19 pandemic, the outcome of political elections, and geopolitical tensions or hostilities such as the Ukraine-Russia border conflict.

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

We have experienced rapid revenue growth in recent periods with revenue of $184.4 million, $293.5 million, and $415.3 million in the years ended December 31, 2019, 2020 and 2021, respectively. You should not rely on our revenue for any previous quarterly or annual period as any indication of our revenue or revenue growth in future periods. As we grow our business, we expect our revenue growth rates to decline compared to prior years for a number of reasons, which may include more challenging comparisons to prior periods as our revenue grows, slowing demand for our platform, increasing competition, increasing regulation, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities. In addition, our growth rates are likely to experience increased volatility, and may decline, as the COVID-19 pandemic evolves and societal and economic circumstances shift.

We have a limited operating history, which makes it difficult to predict our future financial and operating results.

We were founded in 2011; introduced our first open online course in 2012, our first certificates of completion in 2013, our first Specialization in 2014, Coursera for Business, our Enterprise platform offering for businesses, in 2016, our first MasterTrack certification in 2018, Guided Projects in 2019, and Coursera for Campus, our Enterprise platform offering for educational institutions, in late 2019; and enrolled the first students in the Degrees programs offered through our platform in 2016. As a result of our limited operating history, our forecast of future operating results may be less accurate than if we had a longer operating history and such forecasts are subject to a number of uncertainties, including those discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. If we do not manage these risks successfully, our operating and financial results may differ materially from our expectations and our business and stock price may suffer.

We have incurred significant net losses since inception, and anticipate that we will continue to incur losses for the foreseeable future.

We incurred net losses of $46.7 million, $66.8 million and $145.2 million in the years ended December 31, 2019, 2020 and 2021, respectively, and we had an accumulated deficit of $343.6 million and $488.8 million as of December 31, 2020 and 2021, respectively. We expect to incur significant losses in the future. We will need to generate and sustain increased revenue levels in future periods to achieve profitability, and even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We anticipate that our operating expenses will increase substantially for the foreseeable future as we continue to, among other things:

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

Our future success will depend in part on the growth, if any, in the demand for online learning solutions. While the COVID-19 pandemic has accelerated the market for online learning solutions, it is still less mature than the market for in-person learning and training, which many businesses currently utilize, and these businesses may be slow or unwilling to migrate from these legacy approaches. As COVID-19 vaccines and treatment options have become more widely available, many educational institutions have re-opened their campuses and businesses have reversed or materially limited remote work policies, which may slow demand for online learning solutions. As such, it is difficult to predict learner or partner demand for our platform, learner or partner adoption and renewal, the rate at which existing learners and partners expand their engagement with our platform, the size and growth rate of the market for our platform, the entry of competitive offerings into the market, or the success of existing competitive offerings. Furthermore, even if educators and enterprises want to adopt an online learning solution, it may take them a substantial amount of time and resources to fully transition to this type of learning solution or they could be delayed due to budget constraints, weakening economic conditions, or other factors. Even if market demand for online learning solutions generally increases, we cannot assure you that adoption of our platform will also increase. If the market for online learning solutions does not grow as we expect or our platform does not achieve widespread adoption, it could result in reduced customer spending, learner and partner attrition, and decreased revenue, any of which would adversely affect our business and results of operations.

The COVID-19 pandemic has impacted, and may continue to impact, our business, key metrics, and results of operations in volatile and unpredictable ways.

The uncertainty around the COVID-19 pandemic in the United States and worldwide will likely continue to adversely impact the national and global economy. The full extent of the impact of the COVID-19 pandemic on our business, key metrics, and results of operations in the United States and worldwide depends on future developments that are uncertain and unpredictable, including the duration, severity, and spread of the pandemic, the impact of new strains or variants of the virus, the effectiveness and availability of vaccines and boosters, future and ongoing actions that may or may not be taken by governmental authorities, the impact on the businesses of our customers and partners, the impact on capital and financial markets, and any new information that may emerge concerning the virus or vaccines or other efforts to control the virus.

As a result of the COVID-19 pandemic, we have transitioned to a primarily remote work environment, and we may continue to operate on a significantly remote and geographically (including internationally) dispersed basis for the foreseeable future. This remote and dispersed work environment could have a negative impact on the execution of our business plans and operations and create productivity, connectivity, and oversight challenges. For example, if a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. Further, as the COVID-19 pandemic continues, we may experience disruptions if our employees or our partners’ or third-party service providers’ employees become ill and are unable to perform their duties, and our operations, Internet, or mobile networks, or the operations of one or more of our third-party service providers, is impacted. The increase in remote working may also result in consumer privacy, IT security, and fraud vulnerabilities, which, if exploited, could result in significant recovery costs and harm to our reputation. Transitioning to a fully or predominantly remote work environment and providing and maintaining the operational infrastructure necessary to support a remote work environment also present significant challenges to maintaining our corporate culture, including employee engagement and productivity, both during the immediate pandemic crisis and beyond.

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

Even after the COVID-19 pandemic has subsided, we may experience an adverse impact to our business and the value of our common stock as a result of its global economic impact, including any recession that has occurred or may occur in the future. Further, to the extent the COVID-19 pandemic adversely affects our business, results of operations, financial condition and cash flows, it may also heighten many of the other risks described in this “Risk Factor” section.

We may change the contract terms, including our pricing model, for the course content and credentialing programs offered on our platform, which in turn could impact our operating results.

We have limited experience with respect to determining the optimal prices and contract length for the course content and certification, degree, and other credentialing programs offered on our platform, and as a result, we have in the past, and expect that we may in the future, change our pricing model or target contract length from time to time, which could impact our operating and financial results. For example, in February 2020, we launched Coursera Plus, an annual subscription plan with unlimited access to a variety of our courses, Specializations, and professional certificates, at a fixed annual cost, and in the second quarter of 2020, we augmented our Coursera Plus pricing model to include a monthly subscription option. We may need to continue to adjust our pricing model as we gain experience with this offering, for instance, we are currently testing pricing localization to account for market segmentation and other pricing experiments to standardize pricing across product lines. As the market for our learning platform grows (if ever), as new competitors introduce competitive applications or services, or as we enter into new international markets, we may be unable to attract new customers at the same price or based on the same pricing models we have historically used, or for contract lengths consistent with our historical averages. Pricing and contract length decisions may also impact the mix of adoption among our offerings and negatively impact our overall revenue. Moreover, competition may require us to make substantial price concessions or accept shorter contract durations or other unfavorable contract terms. Our revenue and financial position may be adversely affected by any of the foregoing, and we may have increased difficulty achieving profitability.

If we fail to maintain and expand our partnerships with university and industry partners, our ability to grow our business and revenue will suffer.

The success of our business depends in large part on the continued and increased development and volume of compelling course content and credentialing programs by our university and industry partners, which we refer to collectively as our educator partners, as well as maintaining existing and credentialing programs. We may face several challenges in maintaining, establishing and expanding these relationships. For instance, our university and industry partners who use our platform are required to invest significant time and resources to adjust the manner in which they develop course content and degree programs for an online learning environment. The delivery of degree programs online at educational institutions has not yet achieved widespread acceptance, and many administrators and faculty members may have concerns regarding the perceived loss of control over the educational process that might result from offering courses and degrees online and the effectiveness of asynchronous learning, as well as concerns regarding the ability to provide high-quality education online that maintains the standards they set for their on-campus programs. There can be no assurance that online programs, such as those offered on our platform, will ever achieve significant market acceptance, and universities and organizations may therefore decline to engage with our platform. Further, if we were to lose a significant number of university and industry partners, including those who provide a significant portion of the content and credentialing programs available on our platform, or are no longer able to offer certain content or credentialing programs on our platform, particularly those in high demand, our reputation, growth and revenue would be materially and adversely impacted. For the year ended December 31, 2021, we generated approximately 32% of our total revenue from the content and credentialing programs of five partners. Total revenue includes both revenue directly attributable to a particular partner and revenue which we do not consider directly attributable, such as revenue from site-wide subscriptions or our Coursera for Teams offering. The loss of or reduction in content and credentialing programs from such partners could materially and adversely affect our business if we are unable to secure comparable content from other partners.

If we change the contract terms with our educator partners, including with respect to pricing or contract length, it could materially and adversely affect our business, financial condition, and results of operations.

We work with our educator partners to deliver a broad portfolio of content and credentials on our platform. For our Consumer and Enterprise offerings, we incur content costs in the form of fees paid to educator partners. In addition, our Degrees services revenue is based on a percentage of the total tuition collected from Degrees students by the university partner. As a result, our revenue, gross profit, and operating results generally could be significantly and negatively impacted if the university partner raises or lowers tuition, or if we renegotiate or change the terms of our agreements with these partners. For example, if a significant number of university partners, or university partners whose courses or credentialing programs account for a significant volume of learner enrollment on our platform, were to seek to renegotiate the content fees payable by us or the percentage of tuition payable to us, it could have a material impact on our business and operating results. Further, we may change the terms of these agreements, including the pricing terms or contract length, due to competitive, regulatory, or other reasons. Any significant change in our pricing or other contract terms with these partners could materially and adversely affect our business, financial condition, and results of operations.

Our financial performance depends heavily on our ability to attract and retain learners, and if we fail to do so, our business and operating results will suffer.

Building awareness and acceptance of the online course content and certification, degree, and other credentialing programs offered on our platform among learners is critical to our ability to attract prospective learners and generate revenue. We must also continue to successfully work with our partners to maintain course content and credentialing programs and develop new and compelling course content as well as additional certification, degree, and other credentialing programs to maintain the relevancy of content and keep learners interested and engaged. A significant portion of our expenses is attributable to marketing efforts dedicated to attracting potential learners to our platform. Because we generate revenue based on fees from, or as a result of, learners enrolled in the online courses and certification, degree, and other credentialing programs offered on our platform, we must attract learners in a cost-effective manner and increase the rate at which learners enroll in and complete the courses and credentialing programs offered by our partners. We also must retain learners and convert learners from our freemium model to paying customers, which depends in part on our ability to offer engaging and frequently updated content as well as quality customer support and service. The following factors, many of which are largely outside of our control, may prevent us from increasing and maintaining learner enrollment in the online courses and credentialing programs offered on our platform in a cost-effective manner or at all:

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

Any of these factors could reduce enrollment and retention and could cause our costs associated with attracting and retaining learners to increase, which could materially harm our ability to increase our revenue or achieve profitability. These developments could also harm our reputation and make it more difficult for us to maintain our current content and credentialing programs and engage our partners for new course content or other offerings, which in turn may negatively impact our ability to expand our business and improve our financial performance.

If our learners do not expand beyond our freemium offerings and free trials available on our platform, our ability to grow our business and improve our results of operations may be adversely affected.

Many of our learners initially use the freemium version of our platform or free trials available on our platform, and many of our Enterprise customers engage with our platform only for a specific use case. For instance, as part of our COVID-19 initiative in 2020, we offered free unlimited access to Coursera for Campus to students and faculty at campuses around the world. We subsequently began offering Coursera for Campus Basic, which allows universities and students access to Guided Project enrollments. Our ability to grow our business depends in part on our ability to persuade learners and other customers to expand their use of our platform to address additional use cases and to convert free subscriptions to paid subscriptions over time.

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

We, our partners, and production providers may devote a significant number of hours, and up to a year or more, to develop and launch a new course offering or new certification, degree, or other credentialing program. We may spend substantial effort and management resources on securing a new partnership, working with our existing partners to maintain course content and credentialing programs, and working with our existing and new partners to develop and launch new course content and new degree, certification, or other credentialing programs without any assurance that our efforts will result in the successful launch of a new offering or the generation of revenue. If we invest substantial resources pursuing opportunities that do not attract sufficient interest from learners, we may forego other more successful content and program development efforts, and our operating results, revenue and growth would be harmed.

We must incur significant expense in technology and content development to launch a new offering or program, and we may not generate sufficient revenue from a new offering to offset our costs.

Our platform enables our partners to offer learners the opportunity to enroll in live, or synchronous, courses and programs and pre-produced, or asynchronous, educational content that can be accessed at any time. To launch a new course offering or new certification, degree, or other credentialing program, whether synchronous or asynchronous, we must integrate our platform with the various learner information and other operating systems our partners use to manage functions within their institutions. In addition, our content development team must work closely with that partner’s faculty members or staff to produce engaging online course content, and we must commence learner acquisition activities. During the term of our agreement with the partner, we are responsible for the costs associated with maintaining our technology platform and providing non-academic and other support for learners enrolled in the program. We invest significant resources in these new programs from the beginning of our relationship with a partner, including marketing and other learner acquisition costs to attract and fulfill enrollment cohorts for a program, and in some cases, content development grants to provide assistance to our partners as they invest resources preparing content for an online medium. There is no guarantee that we will ever recoup these costs. In addition, delays in the implementation of a new program, including Specialization, certification, or Degrees programs, could negatively impact our revenue and operating results.

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

Our ability to broaden our customer base, particularly our Enterprise customer base, and achieve broader market acceptance of our platform, will depend to a significant extent on the ability of our sales and marketing organizations to work together to increase our sales pipeline and cultivate customer and partner relationships to drive revenue growth. Our marketing efforts include the use of search engine optimization, paid search, and custom website development and deployment.

We have invested in and plan to continue expanding our sales and marketing organizations, both domestically and internationally. Identifying, recruiting, and training sales personnel requires significant time, expense, and attention. If we are unable to hire, develop, and retain talented sales or marketing personnel, if our new sales or marketing personnel are unable to achieve desired productivity levels in a reasonable period of time (including as a result of working remotely in connection with the COVID-19 pandemic), or if our sales and marketing programs are not effective, or if expected sales and marketing programs by our partners do not materialize or are not effective, our ability to broaden our customer base and achieve broader market acceptance of our platform could be harmed. In addition, the investments we make in our sales and marketing organization will occur in advance of experiencing benefits from such investments, making it difficult to determine in a timely manner if we are efficiently allocating our resources in these areas.

If we fail to quickly and efficiently scale our operations to support the needs of new and existing partners, our reputation and our revenue will suffer.

Our continued growth and potential profitability depends on our ability to successfully scale our operations to support newly launched course offerings and new certification, degree, or other credentialing programs with our partners. If we cannot quickly and efficiently scale up our sales and marketing teams and our technology teams, which includes the hiring and training of new employees, we may not be successful in attracting potential learners to our platform, which would negatively impact our ability to generate revenue, and our partners and learners could lose confidence in our platform. If we cannot quickly and efficiently scale up our technology and operations to handle increases in the volume and rate of learner enrollment and of new course offerings or new certification, degree, or other credentialing programs, our partners’ and learners’ experiences with our platform may suffer, which in turn could damage our reputation. Our ability to effectively manage any significant increase in the volume of new offerings or programs or in the rate or volume of learner enrollment and retention will depend on a number of factors, including our ability to:

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

Disruptions to the operations of one or more of our third-party service providers may adversely affect our business operations and financial condition.

We and our educator partners rely on a variety of third-party service providers to support our operations by providing customer support, mobile network, Internet, content production, platform integration, and other services. We and our educator partners may not have the resources or technical sophistication to anticipate disruptions to the operations of our third-party service providers, which could arise from any of a number of different reasons, including financial instability, work stoppages or slowdowns or staffing difficulties, or inclement weather. Disruptions to the operations of our third-party service providers could result in communication, content production, platform performance, or platform availability problems for us and our educator partners, which could adversely affect our business operations and financial condition.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards and changing customer needs or requirements, our platform may become less competitive.

Our future success depends on our ability to adapt and enhance our platform. To attract new learners and partners and increase revenue from existing learners and partners, we will need to continuously enhance and improve our offerings to meet learner and partner needs at prices that our customers are willing to pay. Such efforts will require adding new functionality and responding to technological advancements, which will increase our research and development costs. If we are unable to develop content that addresses learners’ and partners’ needs, or enhance and improve our platform in a timely manner, we may not be able to maintain or increase market acceptance and use of our platform. Further, some of our competitors expend a considerably greater amount of funds on their research and development programs, and their sales and marketing practices, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs. If we fail to maintain adequate research and development resources or compete effectively with the research and development programs of our competitors, our business could be harmed. Our ability to grow is also subject to the risk of future disruptive technologies. Access to and use of our platform is provided via the Internet, which, itself, was disruptive to the previous enterprise software model. If new technologies emerge that can deliver online learning programs at lower prices, more efficiently, more conveniently, more securely, or with stronger mechanisms to detect and prevent plagiarism, and if we fail to adopt such technologies or fail to do so in a timely manner, our ability to compete would be adversely affected.

If we fail to increase sales of our Enterprise offerings, or if we need to change the contract terms associated therewith, including with respect to pricing or contract length, it could negatively affect our business, financial condition, and results of operations.

In addition to our offerings for individuals, we sell our Enterprise offerings to businesses, academic institutions, and governments. These customers utilize our platform to provide relevant training, skills, and credentialing programs to current and potential employees and citizens through our online platform. To maintain and expand our relationships with these entities, we must demonstrate the value, benefits, and return on investment of providing education, training, skills, and credentialing through our online platform and achieve acceptance from both employees and these entities of the merits and legitimacy of our offerings.

Our growth strategy is dependent upon increasing sales of our Enterprise offerings to these entities, which we offer on a subscription basis. We have a limited history with our subscription and pricing models and changes in our models could adversely affect our revenue and financial condition. In addition, as the market for our learning platform grows (if ever), as new competitors introduce competitive applications or services, or as we enter into new international markets, we may be unable to attract new customers at the same price or based on the same pricing models we have historically used, or for contract lengths consistent with our historical averages. For example, we often enter into subscription arrangements with businesses, academic institutions, and governments in which we offer more favorable pricing terms in exchange for larger total contract values or longer contract terms. Changes to our pricing models or contract lengths could negatively impact our revenue and financial position, and we may have increased difficulty achieving growth or profitability. As we drive a greater portion of our revenue through subscriptions to our Enterprise platform, this may also result in reduced margins in the future.

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

As we seek to increase sales of our Enterprise offerings, we face upfront sales costs, higher customer acquisition costs, more complex customer requirements, and discount requirements. In addition, entities that subscribe to our Enterprise platform may elect to begin to use our platform on a limited basis, but nevertheless require education and interactions with our sales team, which increases our upfront investment in the sales effort with no guarantee that our platform will be used widely enough across their organization to justify our upfront investment. If we are unable to maintain or increase the number of subscriptions to our Enterprise platform while mitigating the risks associated with serving subscribers, our business, financial condition, and results of operations will suffer.

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

Our revenue increased from $293.5 million in the year ended December 31, 2020 to $415.3 million in the year ended December 31, 2021. Our growth has placed, and will continue to place, a significant strain on our administrative and operational infrastructure, facilities, and other resources, and we face challenges of integrating, developing, training, and motivating a rapidly growing employee base in various locations around the world and maintaining our company culture across multiple locations globally. Our ability to manage our operations and growth will require us to continue to expand our sales and marketing and content development personnel, and technology, finance, and administration teams globally, as well as our facilities and infrastructure. We will also be required to refine our operational, financial, and management controls and reporting systems and procedures. If we fail to efficiently manage this global expansion of our business, our costs and expenses may increase more than anticipated and we may not successfully expand our partnerships with businesses, governments, educational institutions, and other organizations, enhance our platform and technology-enabled services, increase the volume of new course content and credentialing programs developed by our partners, attract a sufficient number of learners in a cost-effective manner, satisfy the requirements of our existing partners, increase the volume of subscriptions to our Enterprise platform, respond to competitive challenges, or otherwise execute our business plan. Although our business has experienced significant growth in the past, we cannot provide any assurance that our business or revenue will continue to grow at the same rate or at all in the future.

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

These activities will require significant capital expenditures and allocation of valuable management and employee resources, and our growth will continue to place significant demands on our management and our operational and financial infrastructure. We may be unable to effectively manage any future growth in an efficient, cost-effective or timely manner, or at all. Any failure to successfully implement systems enhancements and improvements will likely negatively impact our ability to manage our expected growth, ensure uninterrupted operation of key business systems, and comply with the rules and regulations that are applicable to public reporting companies. Moreover, if we do not effectively manage the growth of our business and operations globally, the quality of our platform could suffer, which could negatively affect our reputation, results of operations, and overall business.

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

Participants in the global adult online learning ecosystem include:

•
Direct-to-consumer, online education companies: 2U, Inc. through its subsidiary edX Inc., and FutureLearn Limited;
•
Companies that provide technology solutions and services to universities offering online learning programs: 2U, Inc., Eruditus Learning Solutions Pte. Ltd., Noodle Partners, Inc., and upGrad Education Private Limited;
•
Corporate training companies: Degreed, Inc., LinkedIn Corporation through its LinkedIn Learning services, Pluralsight, Inc., Udacity, Inc. and Udemy, Inc.;

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
•
the ability of our current and future competitors to establish relationships with businesses, governments, educational institutions, and other organizations to enhance their services and expand their markets; and
•
industry consolidation (such as the recent acquisition of edX Inc. by 2U, Inc.) and the number and rate of new entrants.

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

The impact of these negative public perceptions on our current and future business is difficult to predict. If these few situations, or any additional misconduct, cause all online learning programs to be viewed by the public or policymakers unfavorably, we may find it difficult to enter into or renew agreements with our partners or attract additional learners for our partners’ programs. In addition, this perception or any further governmental investigation could serve as the impetus for more restrictive legislation or regulation, which could limit our future business opportunities. Moreover, allegations of abuse of federal financial aid funds and other statutory violations against for-profit higher education companies could negatively impact our ability to succeed due to increased regulation and decreased demand. Any of these factors could negatively impact our ability to increase our partner base and grow our partners’ programs, which would make it difficult to continue to grow our business and could negatively affect our stock price.

We may acquire other companies or technologies that could divert our management’s attention, result in additional dilution to our stockholders, and otherwise disrupt our operations and harm our results of operations.

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
•
we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, personnel or operations of any company or business that we acquire, particularly if key personnel of the acquired company or business decide not to work for us;
•
an acquisition may disrupt our ongoing business and distract our management;
•
an acquisition may result in a delay or reduction of customer purchases for both us and the company or business we acquired due to customer uncertainty about continuity and effectiveness of service from either company;
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

We may from time to time make equity investments in private companies where we do not have the ability to exercise significant influence over results. Investments in private companies are inherently risky. The companies in which we may invest include early-stage companies that may still be developing products and services with limited cash to support the development, marketing, and sales of their products, and whose financial statements are often unaudited. Further, our ability to liquidate such investments will typically be dependent on a liquidity event, such as a public offering or acquisition, as no public market currently exists for the securities held in the investees. Valuations of privately-held companies are inherently complex and uncertain due to the lack of a liquid market for the securities of such companies and the potential lack of comparable acquisitions in the market as a comparison for such valuations, among other factors. If we determine that any of our investments in such companies have experienced a decline in value, we will recognize an expense to adjust the carrying value to its estimated fair value. Negative changes in the estimated fair value of private companies in which we invest could have a material adverse effect on our results of operations and financial condition.

Our directors may encounter conflicts of interest involving us and other organizations with which they may be affiliated, including matters that involve corporate opportunities.

Most of our directors are, and any future directors may be, affiliated with other entities, including venture capital or private equity funds or businesses that may be complementary, competitive, or potentially competitive to our company. They may also in the future become affiliated with entities that are engaged in business or other activities similar to our business. Additionally, all of our officers and directors, in the course of their other business activities, may become aware of investments, business opportunities, or information that may be appropriate for presentation to us as well as to other entities to which they owe a fiduciary duty. As a result, directors and officers may encounter perceived or actual conflicts of interest involving us and other entities with which they are or become affiliated, including matters that involve corporate opportunities. For example, a portfolio company of a director-affiliated venture fund may become a competitor of ours or a potential strategic partner. In addition, as our growth strategy includes considering potential acquisitions, it is possible an entity affiliated with one of our directors could be an acquisition target or a competitive acquirer. Further, to the extent we engage in transactions with any director-affiliated entity, it could create actual, or the perception of, additional conflicts of interest, including with respect to our ability to negotiate terms equivalent to those that could be obtained in an arms’-length negotiation with an unaffiliated third party. For instance, Dr. Ng, one of our co-founders and Chairman of our board of directors, owns DeepLearning.AI Corp., a developer of educational content relating to artificial intelligence that offers courses through our platform. Although we view DeepLearning.AI Corp. as a valued business partner and believe our agreement is on commercially reasonable terms, there may nonetheless be a perception of a conflict of interest. As a result of the foregoing, our directors and officers may have conflicts of interest in determining to which entity particular opportunities or information should be presented. If, as a result of such potential conflicts, we are deprived of investment, business, or information, the execution of our business plan and our ability to effectively compete may be adversely affected. Our directors are also not obligated to commit their time and attention exclusively to our business and accordingly, they may encounter conflicts of interest in allocating their time and resources between us and other entities with which they are affiliated.

If we do not retain our senior management team and key employees, we may not be able to sustain our growth or achieve our business objectives.

Our future success is substantially dependent on the continued service of our senior management team, and in particular of our Chief Executive Officer. The expertise of our senior management in negotiating with businesses, governments, educational institutions, and other organizations is critical in navigating the complex approval processes of these entities. We do not maintain key-person insurance on any of our employees, including our senior management team, and our management and other U.S. employees are generally employed on an at-will basis. The loss of the services of any individual on our senior management team would make it more difficult to successfully operate our business and pursue our business goals.

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

We believe that our existing cash balances will be sufficient to meet our minimum anticipated cash requirements for at least the next twelve months. We may, however, need to raise additional funds to respond to business challenges or opportunities, accelerate our growth, develop new offerings, or enhance our platform. If we seek to raise additional capital, it may not be available on favorable terms or may not be available at all. In addition, if we seek debt financing, we may be subject to onerous terms and restrictive covenants. Lack of sufficient capital resources could significantly limit our ability to manage our business and to take advantage of business and strategic opportunities. Further, any additional capital raised through the sale of equity or issuance of debt securities with an equity component would dilute our existing stockholders. If adequate additional funds are not available if and when needed, we may be required to delay, reduce the scope of, or eliminate material parts of our business strategy.

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

We intend to expand our international operations and continue to establish a worldwide partner and learner base. Our expansion efforts into international markets may not be successful. In addition, we face risks in doing business internationally, including risks associated with sales to international governments and entities, that could constrain our operations, increase our cost structure, compromise our growth prospects and damage our reputation, including:

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
•
different data privacy and protection laws, see "Risk Factors—Risks Related to Privacy, Cybersecurity, and Infrastructure";
•
difficulties in staffing and managing employees and contractors in foreign countries, including in countries in which foreign employees may become part of labor unions, employee representative bodies, workers’ councils or collective bargaining agreements, and challenges relating to work stoppages or slowdowns;
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
•
compliance and operational challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including, but not limited to, employment, tax, privacy and data protection, foreign investment restrictions or requirements, economic sanctions and export controls, U.S. and other anti-boycott authorities, anti-money laundering laws, supply chain transparency and anti-modern slavery laws, and anti-bribery and corruption laws and regulations such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act;
•
increased financial accounting and reporting burdens and complexities;
•
risks associated with foreign tax regimes, trade tariffs, foreign investment restrictions or requirements, or similar issues, which could negatively impact international adoption of our offerings;

•
adverse tax consequences, including corporate tax consequences, such as double taxation, transfer pricing burdens, taxation of dividends, and the potential for required withholding taxes for our overseas employees;
•
difficulties in managing foreign business operations, including the potential need to localize our business infrastructure, translating our policies and information technology systems into the local language, and local challenges related to technology, internet speed and availability, among other challenges; and
•
regional, global, economic, and political conditions, including geopolitical tensions or hostilities within or beyond areas where we currently have, or may in the future have, international operations, such as the ongoing Ukraine-Russia border conflict.

Further, as we continue to expand internationally, we will become more exposed to fluctuations in currency exchange rates. Future agreements with international partners may provide for payments to us to be denominated in local currencies, and in such cases, fluctuations in the value of the U.S. dollar and foreign currencies could impact our operating results when translated into U.S. dollars which risks may be heightened due to increased volatility of foreign currency exchange rates as a result of the COVID-19 pandemic or other geopolitical events. Further, the strengthening of the U.S. dollar relative to foreign currencies could increase the real cost of our platform for our learners and partners outside of the United States, which could lead to the lengthening of our sales cycle or reduced demand for our platform. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and results of operations would be adversely affected. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure, which would adversely affect our financial condition and results of operations.

Our results of operations could be adversely affected by natural disasters, public health crises, political crises, political or geopolitical crises, the physical effects of climate changes or other catastrophic events.

Our business and operations could be materially and adversely affected in the event of earthquakes, floods, fires, telecommunications failures, blackouts or other power losses, break-ins, acts of terrorism, an outbreak of hostilities, political or geopolitical crises such as Russia's recent invasion of the Ukraine, inclement weather, the physical effects of climate change, public health crises, pandemics or endemics, or other catastrophic events. For example, the uncertain nature, magnitude, and duration of hostilities stemming from Russia’s recent military invasion of the Ukraine, including the potential effects of sanctions and retaliatory cyber-attacks on the world economy and markets, have contributed to increased market volatility and uncertainty, which could negatively impact our results of operations. Furthermore, our executive offices are located in the San Francisco Bay Area, an earthquake-sensitive area and one that has been increasingly vulnerable to wildfires, and, damage to or total destruction of our executive offices resulting from earthquakes may not be covered in whole or in part by any insurance we may have. If floods, fire, inclement weather including extreme rain, wind, heat, or cold, or accidents due to human error were to occur and cause damage to our properties or other locations from which our employees are working, or if our operations or the operations of our service providers were interrupted by telecommunications failures, blackouts, acts of terrorism or outbreak of hostilities, political or geopolitical crises or public health crises, our results of operations would suffer, especially if such events were to occur during peak periods. We may not be able to effectively shift our operations due to disruptions arising from the occurrence of such events, and our business could be affected adversely as a result.

Our metrics and market estimates used to evaluate our performance are subject to inherent challenges in measurement, and real or perceived inaccuracies in those estimates may harm our reputation and negatively affect our business.

The metrics we use to evaluate our growth, measure our performance, and make strategic decisions are calculated using internal company data and have not been validated by a third party. Our metrics and market estimates may differ from estimates published by third parties or from similarly titled metrics of our competitors or peers due to differences in methodology or the assumptions on which we rely. Additionally, the metrics and forecasts in this Annual Report on Form 10-K relating to the size and expected growth of our addressable market may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth we have forecasted, our business could fail to grow at similar rates, if at all. If securities analysts or investors do not consider our or market metrics to be accurate representations of our business, or if we discover material inaccuracies in such estimates, then the market price of our common stock could decline, our reputation and brand could be harmed, and our business, financial condition, and results of operations could be adversely affected.

Increasing scrutiny and evolving expectations from customers, partners, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us, expose us to new or additional risks, or harm our reputation.

Companies are facing increasing scrutiny from customers, partners, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and the price of our common stock. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure. Further, our current ESG disclosures, and any standards we may set for ourselves or a failure to meet these standards, may influence our reputation and the value of our brand. For example, we have elected to share publicly certain information about our ESG initiatives and information, and our commitment to the recruitment, engagement and retention of a diverse workforce. Our business may face increased scrutiny related to these activities, including from the investment community, and our failure to achieve progress in these areas on a timely basis, or at all, could adversely affect our reputation, business, and financial performance.

Climate change may have an adverse impact on our business.

Risks related to rapid climate change may have an increasingly adverse impact on our business and those of our customers,partners and learners in the longer term. Any of our primary locations and the locations of our customers, partners and learners may be vulnerable to the adverse effects of climate change. For example, our California headquarters has historically experienced, and is projected to continue to experience, climate-related events at an increasing frequency, including drought, water scarcity, heat waves, wildfires and resultant air quality impacts and power shutoffs associated with wildfire prevention. Furthermore, it is more difficult to mitigate the impact of these events on our employees while they work from home as a result of the COVID-19 pandemic. Changing market dynamics, global policy developments, and the increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business and the business of our customers, partners and learners, and may cause us to experience higher attrition, losses and additional costs to maintain our operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers, partners, and learners and impact the communities in which we operate. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.

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

Our U.S.-based college and university partners are required to obtain the appropriate approvals from the DOE and applicable state and accrediting regulatory agencies for new programs, which may be conditioned, delayed, or denied in a manner that could impair our future growth. Similar approvals and reviews may be required for programs from our partners based outside the United States, and for our partners to offer programs in other countries. Education regulatory agencies may experience increases in the volume of requests for approvals as a result of new distance learning programs and adjustments to new regulations. Any such increases in volume could result in delays to various approvals our partner institutions request, and any such delays could in turn delay the timing of our ability to generate revenue from our partners’ programs.

Our partners, both U.S. and international, may be required to be authorized in certain states to offer online programs, engage in advertising or recruiting and operate externships, internships, technical training, or other forms of field experience, depending on state law. Although many of our programs are offered by U.S.-based higher education institutions that hold such authorizations or participate in an appropriate state reciprocity agreement such as SARA, other partners are not traditional education institutions or operate outside the United States and do not hold such state authorizations. Further, even U.S.-based higher education institutions could lose a necessary authorization either because it lapses or is revoked by a state agency. Such partners could also lack, or lose, the ability to participate in a reciprocity agreement that provides the basis for their authorization in multiple states. For example, California higher education institutions currently do not participate in SARA. Unless we choose to seek authorization in our own name, which we have not done to date, the loss of or failure by a partner to obtain a necessary state authorization would, among other things, limit our ability to deliver content to learners in that state, either for degree or nondegree programs, render the partner and its learners in that state ineligible to participate in Title IV or other financial aid programs, diminish the attractiveness of the partner’s programs, and ultimately compromise our ability to generate revenue. In addition, if we or any of our partners fail to comply with any state agency’s rules, regulations, or standards beyond authorizations, the state agency could limit the ability of the partner to offer programs in that state or limit our ability to perform our contractual obligations to our partner in that state.

We or our partners may also be required to obtain appropriate approvals under international education laws and regulations. For example, a recent Indian regulation relating to online higher education requires, among other things, that learning platforms utilized by Indian universities to offer online degrees be approved by a technical committee of the Indian regulator. Seeking such approval could be a complex and time-consuming process, since the requirement is new, and as such there is no certainty as to the timing and standard of review for international platforms, or even whether international platforms are permitted to apply for approval. In addition, we may lack the knowledge and resources to successfully pursue an application without the support of one or more of our Indian university partners. India's Ministry of Education recently announced its intention to consolidate and strengthen the regulatory framework governing the Education Technology industry in the country. While the Ministry of Education has not yet released an official version of the framework, additional compliance requirements and regulatory restrictions may apply. If enacted, such new requirements and obligations would cause increased costs for compliance and could impact our financial and business operations in the region.

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

The loss or suspension of a partner’s accreditation or other adverse action by the partner’s institutional accreditor would render the institution or its program ineligible to participate in Title IV programs or similar government funding programs that may be in place and available to students enrolled at our Degrees partners based in and outside the United States. This loss, suspension or other adverse action could prevent the partner from offering certain educational programs, could prevent students enrolled at our Degrees partners from accessing such funding programs, and could make it impossible for the graduates of the partner’s program to practice the profession for which they trained. If any of these results occurs, it could hurt our ability to generate revenue from that program.

Our activities are subject to international, federal, and state education accessibility and consumer protection laws and regulations and other requirements.

As a service provider to higher education institutions both in the United States and internationally, either directly or indirectly through our arrangements with partners, we are required to comply with certain education laws and regulations.

Our platform is also subject to various requirements relating to accessibility for learners with disabilities. Certain requirements of Title II and Title III of the Americans with Disabilities Act apply to us and to our public and private university partners, Section 504 of the Rehabilitation Act of 1974 (the “Rehabilitation Act”) applies to our partners that receive federal funding, and Section 508 of the Rehabilitation Act, which sets accessibility standards for websites of federal departments and agencies, applies to certain of our government customers. Further, in the absence of definitive federal rulemaking, the Web Content Accessibility Guidelines 2.1, a set of recommendations and technical standards for making websites accessible to individuals with disabilities published by the World Wide Web Consortium, have become the effective standard for learner-facing aspects of our platform. We may not be successful in ensuring that our offerings and services meet these changing statutory and regulatory requirements, which could make our solutions less attractive to our partners and customers and which could subject us to third-party lawsuits, regulatory fines, or other action or liability, and we expect to incur ongoing costs of compliance. In addition, we have structured our learner subscription plans to charge learners on a recurring basis, and as a result we must comply with complex federal and state laws and regulations related to automatic renewal, unfair competition, and false advertising. These laws, among other things, require us to make specific disclosures in specific ways at the time a learner purchases a subscription, and obtain the learner’s express consent to the recurring charges. The penalties for failing to comply with these requirements can be severe, including rendering the subscription contract null and void, and allowing the consumer to treat any services provided under such a contract as a gift, and any failure to comply with these requirements may constitute violations of more general consumer protection laws.

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

In addition, the increased scrutiny and results-based accountability initiatives in the education sector, as well as ongoing policy differences in Congress regarding spending levels, could lead to significant changes in connection with the pending reauthorization of the HEA and the associated negotiated rulemaking or otherwise. These changes may place additional regulatory burdens on postsecondary schools participating in the Title IV programs generally, and specific changes may be targeted at companies like us that serve higher education within the United States. The adoption of any laws or regulations that limit our ability to provide our bundled services to our partners could compromise our ability to offer their programs or make our solutions less attractive to them. Congress could also enact laws or regulations that require us to modify our practices in ways that could increase our costs.

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

Further, because the bundled services rule was promulgated by agency guidance through the DCL and is not codified by statute or regulation, there is risk that the exception could be altered or removed without prior notice, public comment period, or other administrative procedural requirements that accompany formal agency rulemaking. Although the DOE has not publicly stated an intention to rescind the DCL or alter its guidance, the bundled services exception could be reviewed, altered, or vacated in the future. In addition, the legal weight the DCL would carry in litigation over the propriety of any specific compensation arrangements under the HEA or the incentive compensation rule is uncertain. We can offer no assurances as to whether the exception in the DCL would be upheld by a court or how it would be interpreted. The revision, removal, or invalidation of the bundled services exception by Congress, the DOE, or a court, whether in an action involving our company or our partners, or in action that does not involve us, could require us to change our business model and renegotiate the terms of our college and university partner agreements and could compromise our ability to generate revenue.

If we violate the misrepresentation rule, or similar federal and state regulatory requirements, we could face fines, sanctions, and other liabilities.

Under our contracts with U.S.-based college and university partners, we are required to comply with other regulations promulgated by the DOE and comparable state laws that affect our marketing activities, including the misrepresentation rule. The misrepresentation rule is broad in scope and applies to statements our employees or agents may make about the nature of a partner’s program, a partner’s financial charges or the employability of a partner’s program graduates. A violation of this rule or other federal or state regulations applicable to our marketing activities by an employee or agent performing services for partners could damage our reputation, result in the termination of partner agreements, require us to pay fines or other monetary penalties, and require us to pay the fees associated with indemnifying a partner from private claims or government investigations.

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

In some instances, various articles or other third-party content may be posted to our platform by customers and educators for use in class discussions or within asynchronous lessons. The laws governing the fair use of these third-party materials are imprecise and adjudicated on a case-by-case basis, which makes it challenging to adopt and implement appropriately balanced institutional policies governing these practices. As a result, we could incur liability to third parties for the unauthorized duplication, distribution, or other use of this material. In addition, third parties may allege misappropriation, plagiarism, or similar claims related to content appearing on our platform. Any such claims, including claims of defamation, disparagement, negligence, breach of warranty, misappropriation, or personal harm, could subject us to costly litigation and impose a significant strain on our financial resources and management personnel, regardless of whether the claims have merit. Our various liability insurance coverages may not cover potential claims of this type adequately or at all, and we may be required to alter or cease our uses of such material, which may include changing or removing content from courses or altering the functionality of our platform, or be required to pay monetary damages.

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

Our business activities are subject to various restrictions under U.S. export and import and similar laws and regulations, including the U.S. Department of Commerce’s Export Administration Regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. The U.S. export control laws and U.S. economic sanctions laws include restrictions or prohibitions on the purchase or sale of certain technology, goods and services to U.S. embargoed or sanctioned countries, governments, persons, and entities. In addition, various countries regulate the import of certain technology and have enacted or could enact laws that could limit our ability to provide learners access to our platform or could limit our learners’ ability to access or use our services in those countries.

Although we take precautions to prevent our platform from being provided in violation of such laws, our platform could be provided inadvertently in violation of such laws, despite the precautions we take. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to civil or criminal penalties, including the possible loss of export privileges and fines. We may also be adversely affected through penalties, reputational harm, loss of access to certain markets, or otherwise. In addition, various countries regulate the import and export of certain encryption and other technology, including import and export permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our platform or could limit our learners’ ability to access our platform in those countries. Changes in our platform, or changes in export and import regulations, such as recent changes applicable to certain regions of Ukraine, may prevent our international learners from utilizing our platform or, in some cases, prevent the export or import of our platform to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions, or related legislation or changes in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell subscriptions to our platform to, existing or potential learners internationally, or could restrict our ability to acquire technology, services, or content. Any decreased use of our platform or limitation on our ability to export or sell our platform would adversely affect our business, results of operations, and financial results.

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

Any failure or perceived failure by us to comply with our privacy policies, our privacy or data protection obligations to learners or other third parties, or our privacy or data protection legal obligations, or any compromise of security that results in the unauthorized access, release, use or transfer of sensitive information, which may include personally identifiable information or other data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause learners to lose trust in us, which could have an adverse effect on our business.

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

In providing services to our partners and customers, we may directly or indirectly have access to personally identifiable information from learners and prospective learners, such as names and email addresses. In the event that the personally identifiable information is unlawfully accessed or acquired, the majority of states and many international jurisdictions have laws that require institutions to investigate and promptly disclose the data breach to learners, usually in writing. Under the terms of our agreements with partners and customers, we may be responsible for the costs of investigating and disclosing data breaches to learners and, in many cases, to partners and customers as well. In addition to costs associated with investigating and fully disclosing a data breach in such instances, we could be subject to substantial costs to remedy the data breach, substantial monetary fines or private claims by affected parties and our reputation would likely be harmed.

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

In the ordinary course of business, and in particular in connection with merchandising our service to our learners, we collect, process, store and use personal information and data supplied by learners. Numerous federal, state, and foreign laws, rules and regulations govern privacy, data protection, and the collection, use and protection of personal information and other types of data we collect, use, disclose, and otherwise process. These laws, rules, and regulations are constantly evolving, and we expect that there will continue to be new proposed laws, regulations, and industry standards concerning privacy, data protection and information security in the United States, the European Union, and globally.

In the United States, a significant example of this is the California Consumer Privacy Act (the “CCPA”), which provides data privacy rights for California consumers and new operational requirements for covered companies. The CCPA provides that covered companies must provide new disclosures to California consumers and afford such consumers new data privacy rights that include the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. On January 1, 2023 the California Privacy Rights Act (the “CPRA”) will come into effect and significantly modify the CCPA, including by imposing additional obligations on covered companies and expanding consumers’ rights with respect to certain sensitive personal information, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Additionally, the Virginia Consumer Data Protection Act will come into effect on January 1, 2023 and the Colorado Privacy Act will enter into force on July 1, 2023, both of which impose similar requirements on covered businesses. In addition, all 50 states have laws including obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and others. Aspects of the CCPA, the CPRA, and other laws and regulations relating to data protection, privacy, and information security, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them.

The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States. In addition to California, Colorado and Virginia, other states are also considering privacy legislation. The CCPA has prompted a number of additional proposals for federal and state privacy legislation that, if passed, could increase our potential liability, add layers of complexity to compliance in the U.S. market, increase our compliance costs and adversely affect our business.

The General Data Protection Regulation (the “GDPR”) imposes stringent EU data protection requirements on businesses processing personal data of EU data subjects. The GDPR is wide-ranging in scope and imposes numerous additional requirements on companies that process personal data, including imposing special requirements in respect of the processing of personal data, requiring that consent of individuals to whom the personal data relates is obtained in certain circumstances, requiring additional disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security and confidentiality of personal data, creating mandatory data breach notification requirements in certain circumstances, and requiring that certain measures (including contractual requirements) are put in place when engaging third-party processors or transferring data overseas. The GDPR also provides individuals with various rights in respect of their personal data, including rights of access, erasure, portability, rectification, restriction, and objection. Complying with the GDPR remains an onerous and potentially costly obligation as interpretations of the specific requirements emerge through the courts and enforcement decisions. In addition, where we transfer data directly from customers in the EEA directly to us in the US (notwithstanding recent positive developments through the implementation of updated Standard Contractual Clauses) there is still considerable uncertainty surrounding the future trajectory of the perception of such transfers by EU data protection authorities following the decision on July 16, 2020 by the Court of Justice of the European Union (ECJ) in its Case C-311/18 Data Protection Commissioner v Facebook Ireland and Maximillian Schrems.

Similar data privacy laws, rules and regulations in other countries may also impact our business. The People’s Republic of China implemented the Personal Information Protection Law on November 1, 2021, which includes both similarities and differences to the GDPR. India has drafted a complete overhaul of its privacy regime with the draft Personal Data Protection Bill 2019. This bill, while not yet law, would grant Indian data subjects many of the same rights as granted by the GDPR to EU data subjects and impose similar obligations on businesses processing the personal data of Indian data subjects. Singapore also amended its privacy law in 2021, imposing additional obligations on businesses processing the data of Singaporean data subjects, including restrictions on foreign transfers. In addition, the Brazilian General Data Protection Law, in force since late 2020, may also have implications for our business.

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

We rely on a combination of intellectual property rights, contractual protections, and other practices to protect our brand, proprietary information, technologies, and processes. We primarily rely on copyright and trade secret laws to protect our proprietary technologies and processes, including the algorithms we use throughout our business. Others may independently develop the same or similar technologies and processes, or may improperly acquire and use information about our technologies and processes, which may allow them to provide a service similar to ours, which could harm our competitive position. Our principal trademark assets include the registered trademark “Coursera” and our logos and taglines. We also hold the rights to the “Coursera.org” Internet domain name and various related domain names, which are subject to Internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. If we are unable to protect our trademarks or domain names, our brand recognition and reputation would suffer, we would incur significant expense establishing new brands and our operating results would be adversely impacted. As of December 31, 2021, we had 16 issued patents relating to technology features of our platform, including identity verification, content delivery and navigation, and automation, which patents expire between 2034 and 2039, and a number of U.S. pending patent applications also relating to certain technology features of our platform. We cannot predict whether any pending patent application will result in an issued patent that will effectively protect and enforce our intellectual property. Even if a patent issues, the patent may be circumvented or its validity may be challenged in proceedings before the U.S. Patent and Trademark Office. In addition, we cannot assure you that every significant feature of technology and services will be protected by any patent or patent application. Further, to the extent we pursue patent protection for our innovations, patents we may apply for may not issue, and patents that do issue or that we acquire may not provide us with any competitive advantages or may be challenged by third parties. There can be no assurance that any patents we obtain will adequately protect our inventions or survive a legal challenge, as the legal standards relating to the validity, enforceability, and scope of protection of patent and other intellectual property rights are uncertain.

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

A substantial portion of our platform and our solutions incorporates so-called “open source” software, and we may incorporate additional open source software in the future. Open source software is generally freely accessible, usable and modifiable. Certain open source licenses may, in certain circumstances, require us: (i) to offer our solutions that incorporate the open source software for no cost; (ii) to make available source code for modifications or derivative works we create based upon, incorporating or using the open source software; and (iii) to license such modifications or derivative works under the terms of the particular open source license. If an author or other third party that distributes open source software we use were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations, could be required to disclose our proprietary code and could be subject to significant damages, including being enjoined from the offering of our solutions that contained the open source software and being required to comply with one or more of the foregoing conditions, which could disrupt our ability to offer the affected solutions. We could also be subject to suits by parties claiming ownership of what we believe to be open source software. Litigation could consume management’s time and attention, could be costly for us to defend, and have a negative effect on our operating results and financial condition.

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

As a PBC, we are required to publicly report at least biennially on our overall public benefit performance and on our assessment of our success in achieving our specific public benefit purpose. If we are not timely or are unable to provide this Annual Report on Form 10-K or if the report is not viewed favorably by parties doing business with us or by regulators or others reviewing our credentials, our reputation and status as a PBC may be harmed.

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

Unlike traditional Delaware corporations, whose directors have a fiduciary duty to focus exclusively on maximizing stockholder value, our directors have a fiduciary duty to consider not only the stockholders’ interests, but also the company’s specific public benefit and the interests of other stakeholders affected by our actions. Therefore, we may take actions that we believe will be in the best interests of those stakeholders materially affected by our specific benefit purpose, even if those actions do not maximize our financial results. While we intend for this public benefit designation and obligation to provide an overall net benefit to us and our partners and learners, it could instead cause us to make decisions and take actions without seeking to maximize the income generated from our business, and hence available for distribution to our stockholders. Our pursuit of longer-term or non-pecuniary benefits may not materialize within the timeframe we expect or at all and may have an immediate negative effect on any amounts available for distribution to our stockholders. Accordingly, being a PBC and complying with our related obligations could harm our business, results of operations, and financial condition, which in turn could cause our stock price to decline.

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

While directors of traditional Delaware corporations are required to make decisions they believe to be in the best interests of their stockholders, directors of a PBC have a fiduciary duty to consider not only the stockholders’ interests, but also the company’s specific public benefit and the interests of other stakeholders affected by the company’s actions. Under Delaware law, directors are shielded from liability for breach of these obligations if they make informed and disinterested decisions that serve a rational purpose. Thus, unlike traditional Delaware corporations that must focus exclusively on stockholder value, our directors are not merely permitted, but obligated, to consider our specific public benefit and the interests of other stakeholders. In the event of a conflict between the interests of our stockholders and the interests of our specific public benefit or our other stakeholders, our directors must only make informed and disinterested decisions that serve a rational purpose; thus, there is no guarantee such a conflict would be resolved in favor of our stockholders, which could harm our business, results of operations, and financial condition, which in turn could cause our stock price to decline.

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

We believe that focusing on the long-term best interests of our company as a PBC and our consideration of all of our stakeholders, including our stockholders, learners, partners, employees, the communities in which we operate, and other stakeholders we may identify from time to time, is essential to the long-term success of our company and to long-term stockholder value. Therefore, we have made, and may in the future, make decisions that we believe are in the long-term best interests of our company and our stockholders, even if such decisions may negatively impact the short- or medium-term performance of our business, results of operations, and financial condition or the short- or medium-term performance of our common stock. Our commitment to pursuing long-term value for the company and its stockholders, potentially at the expense of short- or medium-term performance, may materially adversely affect the trading price of our common stock, including by making owning our common stock less appealing to investors who are focused on returns over a shorter time horizon. Our decisions and actions in pursuit of long-term success and long-term stockholder value, which may include changes to our platform to enhance the experience of our learners, partners, and the communities in which we operate, including by improving the trust and safety of our platform, changes in the manner in which we deliver community support, investing in our relationships with our learners, partners, and employees, investing in and introducing new offerings and services, investing in social impact initiatives consistent with our public benefit objectives, or changes in our approach to working with local or national jurisdictions on laws and regulations governing our business, may not result in the long-term benefits that we expect, in which case our business, results of operations, and financial condition, as well as the trading price of our common stock, could be materially adversely affected.

As a PBC, we may be subject to increased derivative litigation concerning our duty to balance stockholder and public benefit interest, the occurrence of which may have an adverse impact on our financial condition and results of operations.

Stockholders of a PBC (if they, individually or collectively, own the lesser of (i) two percent of the company’s outstanding shares, or (ii) shares with a market value of $2 million or more on the date the lawsuit is instituted) are entitled to file a derivative lawsuit claiming the directors failed to balance stockholder and public benefit interests. Such derivative suits would be subject to the exclusive forum provision in our amended and restated certificate of incorporation, requiring them to be heard in the Delaware Chancery Court (or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware). This potential liability does not exist for traditional corporations. Therefore, we may be subject to the possibility of increased derivative litigation, which would require the attention of our management, and, as a result, may adversely impact our management’s ability to effectively execute our strategy. Additionally, any such derivative litigation may be costly, which may harm our financial condition and results of operations.

If we cannot maintain our company culture and public benefit commitment, our business could be harmed.

We believe that our company culture has been critical to our success. In addition, we believe that our status as a PBC and our commitment to providing global access to flexible and affordable world-class learning that supports personal development, career advancement, and economic opportunity distinguish us from our competitors and promote a relationship among our partners, learners, and employees founded on trust. However, we face a number of challenges that may affect our ability to sustain our corporate culture, including:

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

The application of indirect taxes, such as sales and use tax, value-added tax (“VAT”), provincial taxes, goods and services tax, business tax, digital service and gross receipt tax to businesses like ours is a complex and evolving issue. For example, as of January 1, 2015, the European Union imposed an obligation on platforms to collect and remit VAT on sales of automatically downloaded digital items. Significant judgment is required to evaluate applicable tax obligations and as a result amounts recorded are estimates and could change. In many cases, the ultimate tax determination is uncertain because it is not clear how existing statutes apply to our business. One or more U.S. states, the federal government or other countries may seek to impose additional reporting, record-keeping, or indirect tax collection obligations on businesses like ours that facilitate online commerce. For example, in 2018, the U.S. Supreme Court ruled that, in certain situations, states may require online merchants to collect and remit sales taxes on transactions in the state, despite not having a physical presence in the state. New taxes could also require us to incur substantial costs to capture data and collect and remit taxes. If such obligations were imposed, the additional costs associated with tax collection, remittance, and audit requirements could make accessing offerings through our platform less attractive and more costly, which could harm our business.

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

We are required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Securities Exchange Act of 1934 as amended (the “Exchange Act”), or the date we are no longer an “emerging growth company,” as defined in the JOBS Act. In addition, we will be required, pursuant to Section 404(a) to include a report by management on, among other things, the effectiveness of our internal control over financial reporting as of December 31, 2022. Section 404 of the Sarbanes-Oxley Act (“Section 404”) requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations, document our controls and perform testing of our key controls over financial reporting to allow management and our independent public accounting firm to report on the effectiveness of our internal control over financial reporting. Our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to lawsuits, sanctions, or investigations by regulatory authorities, which would require additional financial and management resources.

We may encounter difficulties in the timely and accurate reporting of our financial results, which would impact our ability to provide our investors with information in a timely manner. As a result, our investors could lose confidence in our reported financial information, and our stock price could decline.

We are an emerging growth company, and the decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. We take advantage of certain exemptions under the JOBS Act from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. We may take advantage of these exemptions for up to five years or until we are no longer an “emerging growth company,” whichever is earlier.

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

As a public company, we have incurred, and expect to incur, significant legal, accounting, and other expenses. Our management team and other personnel devote, and will need to continue to devote, a substantial amount of time to, and we may not effectively or efficiently manage our operations as a public company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations of the SEC and the NYSE. If, notwithstanding our efforts to comply with these laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed. Further, failure to comply with these rules might make it more difficult for us to obtain some types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management. As such, we have invested, and intend to continue to invest, resources to comply with evolving laws, regulations, and standards. This investment has resulted in, and may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities.

We also expect that our management and other personnel will need to divert attention from other business matters to devote substantial time to the reporting and other requirements applicable to a public company. In particular, we expect to incur significant expense and devote substantial management effort to complying with the requirements of Section 404. We have hired resources with expertise in compliance with the Sarbanes-Oxley Act and recently commenced the process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. As we continue to grow we will hire additional accounting and financial personnel with requisite technical and public company experience. If we are unable to recruit and retain additional accounting and finance personnel or if our accounting and finance team is unable for any reason to respond adequately to the increased demands that will result from being a public company, the quality and timeliness of our financial reporting may suffer, which could result in the identification of material weaknesses in our internal controls. Any consequences resulting from inaccuracies or delays in our reported consolidated financial statements could cause our stock price to decline and could harm our business, financial condition, and results of operations.

Risks Related to Our Common Stock

The price of our common stock could be volatile and declines in the price of common stock could subject us to litigation.

Our stock price may be volatile and may decline. The trading price and volume of our common stock could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•
variations in our operating results and other financial and operational metrics, including the key financial and operating metrics disclosed in this Annual Report on Form 10-K, as well as how those results and metrics compare to analyst and investor expectations;
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
•
events or factors resulting from global health crises such as the COVID-19 pandemic, war or other outbreak of hostilities, geopolitical tensions, acts of terrorism, or responses to these events or the perception that any such factors or events may occur;
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
•
trading activity by our principal stockholders, and other market participants, in whom ownership of our common stock may be concentrated;
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
•
litigation or other claims against us;
•
the number of shares of our common stock that are available for public trading; and
•
any other factors discussed in this Annual Report on Form 10-K.

In addition, if the market for technology stocks, education stocks, or the stock market in general experiences a loss of investor confidence, whether due to any of the foregoing factors or otherwise, the price of our common stock could decline for reasons unrelated to our business, results of operations, or financial condition. The price of our common stock might also decline in reaction to events that affect other companies, even if those events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. If we are the subject of such litigation, it could result in substantial costs and could divert our management’s attention and resources, which could adversely affect our business.

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

In addition, as of December 31, 2021, 30,388,160 shares were issuable upon exercise of outstanding stock options or the vesting of outstanding RSUs. Sales of stock by these equityholders or the perception that such sales could occur could adversely affect the trading price of our common stock.

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

From time to time, we have released and may continue to release guidance in our earnings releases, earnings conference calls, or otherwise, regarding our future performance that represent our management’s estimates as of the date of release. If given, this guidance, which will include forward-looking statements, will be based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control. The principal reason that we expect to continue to release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. With or without our guidance, analysts and investors may publish or otherwise have expectations regarding our business, financial condition, and results of operations, for which we do not accept any responsibility. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us or analysts will not materialize or will vary significantly from actual results. If our actual performance does not meet or exceed our guidance or analyst or investor expectations, the trading price of our common stock is likely to decline.

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

Provisions in our amended and restated certificate of incorporation and bylaws, may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and bylaws include provisions that:

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

Our amended and restated charter documents designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, and provides that federal district courts will be the sole and exclusive forum for Securities Act claims, which could limit our stockholders’ ability to obtain what they believe to be a favorable judicial forum for disputes with us or our directors, officers, or other employees.

Our amended and restated certificate of incorporation and bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware (or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware) shall be the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (c) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws, or (d) any action asserting a claim against us governed by the internal affairs doctrine. Our amended and restated charter and bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts are the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.

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

Any person or entity purchasing or otherwise acquiring any interest in our capital stock shall be deemed to have notice of and consented to the provisions of our amended and restated certificate of incorporation and bylaws described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, or other employees. Alternatively, if a court were to find these provisions of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, and results of operations and result in a diversion of the time and resources of our management and board of directors.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are in Mountain View, California. All of our offices are leased, and we do not own any real property. We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Our Common Stock

Our common stock, par value $0.00001 per share, is listed on the New York Stock Exchange, under the symbol “COUR” and began trading on March 31, 2021. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of February 24, 2022, there were 141 stockholders of record of our common stock. The actual number of holders of our common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or by other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We do not anticipate declaring or paying, in the foreseeable future, any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects, and other factors our board of directors may deem relevant.

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds

On April 5, 2021, we completed our initial public offering ("IPO") of common stock, in which we sold 14,664,776 shares and certain selling stockholders sold 1,065,224 shares. The shares were sold at a price to the public of $33.00 per share for net proceeds to us of $452.5 million after deducting underwriting discounts and commissions of $31.5 million. Net proceeds to the selling stockholders were $32.9 million after deducting underwriting discounts and commissions. We did not receive any of the proceeds from the sale of our common stock by the selling stockholders.

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

There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus for our IPO filed with the Securities and Exchange Commission, pursuant to Rule 424(b)(4) on March 31, 2021.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Special Note Regarding Forward-Looking Statements" in this Annual Report on Form 10-K. You should review the disclosure under the heading "Risk Factors" under Part I, Item 1A in this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Organization of Information

Management’s Discussion and Analysis provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

•
Overview
•
Initial Public Offering
•
Factors Affecting Our Performance
•
Impact of COVID-19
•
Components of Results of Operations
•
Results of Operations
•
Liquidity and Capital Resources
•
Key Business Metrics and Non-GAAP Financial Measures
•
Off-Balance Sheet Arrangements
•
Critical Accounting Estimates
•
Recent Accounting Pronouncements
•
JOBS Act Transition Period

In this Item 7, we discuss our financial condition and results of operations for the years ended December 31, 2020 and 2021. Our financial condition and results of operations for the years ended December 31, 2019 and 2020 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the final prospectus for our initial public offering filed with the Securities and Exchange Commission, pursuant to Rule 424(b)(4) on March 31, 2021 (the "Prospectus").

Overview

Coursera is one of the largest online learning destinations in the world, connecting an ecosystem of learners, educators, organizations, and institutions with a platform of high-quality content and credentials, data, and technology.

As shifts to the digital economy are increasing the need for new skills, Coursera’s online learning offerings can meet this global demand and provide access to world-class learning to learners, organizations, and institutions worldwide. We partner with over 250 leading global university and industry partners to create and distribute content that is modular, stackable, flexible, and affordable. As of December 31, 2021, approximately 97 million learners are registered on our platform to engage with a wide range of offerings from Guided Projects to bachelor’s and master’s degree programs.

Coursera is a platform that enables a global ecosystem of educators, learners, organizations, and institutions. Coursera serves learners in their homes, through their employers, through their colleges and universities, and through government-sponsored programs. We provide a broad range of learning offerings: Guided Projects, courses, Specializations, certificates, postgraduate diplomas and degrees. Our go-to-market strategy centers on efficiently attracting learners to our platform and connecting them to content and degree programs tailored to them, after which our data-driven learner experience identifies potential Enterprise prospects, complemented by our direct sales team which finds and engages with potential business, academic, and government customers.

For the years ended December 31, 2020 and 2021, we generated a net loss of $66.8 million and $145.2 million, respectively, which included $16.8 million and $91.2 million, respectively, of stock-based compensation expense, and a net loss margin as a percentage of revenue for the years ended December 31, 2020 and 2021 of (23)% and (35)%, respectively.

Initial Public Offering

On April 5, 2021, we completed our IPO of common stock, in which we sold 14,664,776 shares and certain selling stockholders sold 1,065,224 shares. The shares were sold at a price to the public of $33.00 per share for net proceeds of $452.5 million to us after deducting underwriting discounts and commissions of $31.5 million. Additionally, offering costs incurred by us were approximately $6.4 million. Net proceeds to the selling stockholders were $32.9 million after deducting underwriting discounts and commissions. We did not receive any of the proceeds from the sale of our common stock by the selling stockholders. Upon the closing of our IPO, all outstanding shares of our redeemable convertible preferred stock automatically converted into 75,305,400 shares of common stock on a one-for-one basis.

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

We believe that our reach, scale, and reputation provide an attractive value proposition for leading organizations and institutions to partner with Coursera to develop and distribute content and credentials. To be the platform of choice for educator partners, we continue to invest in increasing the size and engagement of our learner base, improving recommendation and personalization features, developing marketing capabilities that drive higher conversion into paid offerings, and improving the analytics tools available for learners, educators, organizations, and institutions.

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

Ability to retain and expand our Enterprise customer relationships

Our efforts to grow our Enterprise segment are focused primarily on business, academic and government customers. We believe a significant opportunity exists for us to expand our existing customers’ use of our platform by identifying new use cases in additional departments and divisions and increasing the size of deployments. Our business and results of operations will depend in part on our ability to retain and expand usage of our platform within our existing customer base.

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

Impact of COVID-19

The COVID-19 pandemic has resulted, and is likely to continue to result, in significant global, social, and business disruption. As of the date of this filing, significant uncertainty continues to exist concerning the magnitude of the impact and duration of the COVID-19 pandemic. While some restrictions on travel and activities have been lifted, the rise in cases due to a variant of the virus resulted in restrictions being reinstated. While the impact of the ongoing COVID-19 pandemic is severe, widespread, and continues to evolve, it has accelerated the need for online-delivered education. Individuals, organizations, and institutions have relied and are continuing to rely on online learning to navigate change and disruption. As a result, our revenue significantly increased due primarily to an increase in the number of enrollments during the COVID-19 pandemic. Likewise, we have experienced a significant increase in our operating costs associated with our services, primarily driven by our freemium offerings and marketing efforts. As the pandemic made remote work and online learning more widespread, it is uncertain what impact the tapering of the COVID-19 pandemic could have on our operating results. Once COVID-19 wanes, our growth rates may increase or decrease. The full extent of the impact of the COVID-19 pandemic and its aftermath on our operations, key metrics, and financial performance in the United States and worldwide depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, the impact of new strains or variants of the virus, the effectiveness and availability of vaccines and boosters, future and ongoing actions that may or may not be taken by governmental authorities, the impact on the businesses of our customers and partners, the impact on capital and financial markets, and any new information that may emerge concerning the virus or vaccines or other efforts to control the virus. We will continue to actively monitor the situation, including progress made through vaccinations, and we will make further changes to our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders.

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

There is no direct contractual revenue arrangement between Coursera and Degrees students, who contract directly with the university partners. University partners typically have additional performance obligations to the Degrees students in the form of designing the curriculum, setting admission criteria, real-time teaching, making admissions and financial aid decisions, independently awarding credits, certificates or degrees and academic or career counseling. Although some MasterTrack Certificate learners are required to accept our terms and conditions prior to tuition payment, our core performance obligations remain similar to the services provided to university partners for their online bachelor’s and master’s degrees or postgraduate diplomas. For these reasons, the university partners control the delivery of degrees, postgraduate diplomas and MasterTrack Certificates hosted on our platform. As a result, we recognize Degrees revenue as the service fee we earn from our contracts with university partners.

Cost of Revenue

Cost of revenue consists of content costs in the form of fees paid to educator partners and expenses associated with the operation and maintenance of our platform. These expenses include the cost of servicing both paid learner and educator partner support requests, hosting and bandwidth costs, amortization of acquired technology, internal-use software and content assets, customer payment processing fees, and allocated depreciation and facilities costs.

Content costs only apply to Consumer and Enterprise offerings; there is no content cost attributable to our Degrees offering. Content costs as a percentage of revenue are lower for our Enterprise offerings, due to a lower effective percentage payable to educator partners compared with sales to Consumer customers. We expect Enterprise and Degrees to become a larger portion of the overall business, and to the extent our mix changes as we expect, content costs will decrease as a percentage of total revenue.

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

Sales and marketing. Our sales and marketing expenses consist primarily of personnel and personnel-related costs, including stock-based compensation and costs related to learner and partner acquisition, support efforts, and brand marketing. Sales and marketing expenses also consist of hosting and bandwidth costs and support costs related to the provisioning of services to free learners. We expect sales and marketing expenses to increase in absolute dollars as our business grows. In addition, we expect sales and marketing expenses as a percentage of revenue to vary from period to period but generally decrease over the long term.

General and administrative. Our general and administrative expenses consist primarily of personnel and personnel-related costs, including stock-based compensation and costs related to our legal, finance, and human resources departments, as well as indirect taxes, professional fees, and other corporate expenses.

We have incurred and expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance and professional services. We expect general and administrative expenses to increase in absolute dollars as our business grows. In addition, we expect general and administrative expenses as a percentage of revenue to vary from period to period but generally decrease over the long term.

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

	Year Ended December 31,
	2019	2020	2021
	(in thousands)
Revenue	$184,411	$293,511	$415,287
Cost of revenue(1)	89,589	138,846	165,818
Gross profit	94,822	154,665	249,469
Operating expenses:
Research and development(1)	56,364	76,784	135,410
Sales and marketing(1)	57,042	107,249	179,337
General and administrative(1)	29,810	37,215	77,785
Total operating expenses	143,216	221,248	392,532
Loss from operations	(48,394)	(66,583)	(143,063)
Other income (expense):
Interest income	3,282	1,175	320
Interest expense	(625)	(12)	—
Other income (expense), net	(264)	120	(346)
Loss before income taxes	(46,001)	(65,300)	(143,089)
Income tax expense	718	1,515	2,126
Net loss	$(46,719)	$(66,815)	$(145,215)

(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2019	2020	2021
	(in thousands)
Cost of revenue	$491	$516	$2,092
Research and development	7,038	6,960	42,783
Sales and marketing	3,189	4,097	25,992
General and administrative	5,599	5,234	20,316
Total stock-based compensation expense	$16,317	$16,807	$91,183

The following table summarizes our results of operations as a percentage of revenue for each of the periods indicated:

	Year ended December 31,
	2019	2020	2021
Revenue	100%	100%	100%
Cost of revenue	49	47	40
Gross profit	51	53	60
Operating expenses:
Research and development	30	26	32
Sales and marketing	31	37	43
General and administrative	16	13	19
Total operating expenses	77	76	94
Loss from operations	(26)	(23)	(34)
Other income (expense):
Interest income	2	1	—
Interest expense	(1)	—	—
Other income (expense), net	—	—	—
Loss before income taxes	(25)	(22)	(34)
Income tax expense	—	1	1
Net loss	(25)%	(23)%	(35)%

Comparison of the Years Ended December 31, 2020 and 2021

Revenue

	Year Ended December 31,		Change
	2020	2021	$	%
	(dollars in thousands)
Revenue:
Consumer	$192,909	$246,187	$53,278	28%
Enterprise	70,784	120,429	49,645	70%
Degrees	29,818	48,671	18,853	63%
Total revenue	$293,511	$415,287	$121,776	41%

Revenue for the year ended December 31, 2020 was $293.5 million, compared to $415.3 million for the year ended December 31, 2021. Revenue increased by $121.8 million, or 41%, compared to the year ended December 31, 2020. For the year ended December 31, 2020, Consumer, Enterprise, and Degrees revenue were $192.9 million, $70.8 million, and $29.8 million, or approximately 66%, 24%, and 10% of total revenue, respectively, compared to $246.2 million, $120.4 million, and $48.7 million, or approximately 59%, 29%, and 12% of total revenue, respectively, for the year ended December 31, 2021. The increase in revenue was primarily driven by a 26% increase in registered learners, which resulted in an increase in paying Consumer customers, the addition of 416 Paid Enterprise Customers, and an increase in the number of Degrees students. These trends accelerated in 2020 in part due to the effects of the COVID-19 pandemic and its impact continued into 2021.

For the year ended December 31, 2021, total Consumer revenue increased by $53.3 million, or 28%, compared to the year ended December 31, 2020. The new learners that registered after December 31, 2020 added $84.0 million in revenue to the total revenue of $246.2 million for the year ended December 31, 2021. The remaining Consumer revenue in the year ended December 31, 2021 of $162.2 million is attributable to learners that were registered in our platform as of December 31, 2020, thus retaining 84% of the revenue from those registered learners.

For the year ended December 31, 2021, total Enterprise revenue increased by $49.6 million, or 70%, compared to the year ended December 31, 2020. Approximately $25.9 million of the increase in revenue was attributable to new customers, and the remaining increase of $23.7 million was attributable to growth from existing customers.

For the year ended December 31, 2021 total Degrees revenue increased by $18.9 million, or 63%, compared to the year ended December 31, 2020. The increase in the number of Degrees students added $16.8 million in revenue, and the remaining increase of $2.1 million was attributable to an increase in revenue per student.

Cost of Revenue, Gross Profit and Gross Margin

	Year Ended December 31,		Change
	2020	2021	$	%
	(dollars in thousands)
Cost of revenue	$138,846	$165,818	$26,972	19%
Gross profit	$154,665	$249,469	$94,804	61%
Gross margin	53%	60%

Cost of revenue for the year ended December 31, 2020 was $138.8 million, compared to $165.8 million for the year ended December 31, 2021. The increase in revenue resulted in an increase of $15.6 million in costs related to partner fees. Content costs for the Consumer and Enterprise segments were $86.4 million and $21.8 million for the year ended December 31, 2020, respectively, compared to $84.7 million and $39.2 million for the year ended December 31, 2021, respectively. Content costs as a percentage of revenue for Consumer and Enterprise segments were 45% and 31% for the year ended December 31, 2020, respectively, compared to 34% and 33% for the year ended December 31, 2021, respectively. We experienced an increase in usage by paid learners on our platform which resulted in a $6.8 million cost increase from support services, hosting costs, and credit card processing. Additionally, there was an increase of $4.6 million in amortization expense.

Gross margin was 53% for the year ended December 31, 2020, compared to 60% for the year ended December 31, 2021. The increase in gross margin was due to a shift in mix of revenue toward Enterprise and Degrees and a lower revenue content cost rate for our Consumer segment revenue.

Operating Expenses

	Year Ended December 31,		Change
	2020	2021	$	%
	(dollars in thousands)
Operating expenses:
Research and development	$76,784	$135,410	$58,626	76%
Sales and marketing	107,249	179,337	72,088	67%
General and administrative	37,215	77,785	40,570	109%
Total operating expenses	$221,248	$392,532	$171,284	77%

Total operating expenses for the year ended December 31, 2020 were $221.2 million, compared to $392.5 million for the year ended December 31, 2021.

Research and development expenses for the year ended December 31, 2020 were $76.8 million, compared to $135.4 million for the year ended December 31, 2021. The increase was primarily due to higher personnel-related expenses of $51.5 million, driven by additional headcount, and additional stock-based compensation expense of $35.8 million. Consulting and services expenses increased by $3.7 million. Other research and development expenses including facilities allocation, office expenses, and recruiting fees increased by $3.4 million.

Sales and marketing expenses for the year ended December 31, 2020 were $107.2 million, compared to $179.3 million for the year ended December 31, 2021. The increase in sales and marketing expenses was primarily due to higher personnel-related expenses of $47.2 million, driven by additional headcount, and additional stock-based compensation expense of $21.9 million. Marketing and advertising expenses increased by $15.5 million, consulting and services expenses increased by $4.7 million, and software subscription fees increased by $1.9 million. Other sales and marketing expenses including general overhead expenses, office expenses and recruiting fees increased by $2.8 million.

General and administrative expenses for the year ended December 31, 2020 were $37.2 million, compared to $77.8 million for the year ended December 31, 2021. The increase in general and administrative expenses was primarily due to higher personnel-related expenses of $22.4 million, mainly driven by additional headcount, and additional stock-based compensation expense of $15.1 million. There was also an increase of $7.6 million in consulting and professional services, $6.6 million in office expenses which included directors and officers insurance, and $3.5 million related to indirect taxes. Other general and administrative expenses, which included facility expenses and recruiting fees increased by $0.5 million.

Other Income (Expense)

	Year Ended December 31,		Change
	2020	2021	$	%
	(dollars in thousands)
Interest income	$1,175	$320	$(855)	(73)%
Interest expense	(12)	—	12	(100)%
Other income (expense), net	120	(346)	(466)	(388)%
Total other income (expense)	$1,283	$(26)	$(1,309)	(102)%

Total other income for the year ended December 31, 2020 was $1.3 million, and was immaterial for the year ended December 31, 2021. Total other income for the year ended December 31, 2020 primarily reflected interest income earned on invested cash balances. Total other expense for the year ended December 31, 2021 primarily reflected foreign exchange losses, offset by interest income earned on invested cash balances. Interest income was lower during the year ended December 31, 2021 compared to the year ended December 31, 2020 due to lower interest rates.

Income Tax Expense

	Year Ended December 31,		Change
	2020	2021	$	%
	(dollars in thousands)
Income tax expense	$1,515	$2,126	$611	40%

For the year ended December 31, 2020, we recognized income tax expense of $1.5 million, compared to $2.1 million for the year ended December 31, 2021. Income tax expense for the years ended December 31, 2020 and 2021 was primarily related to foreign taxes.

Liquidity and Capital Resources

Overview

Since our inception, we have financed our operations primarily through proceeds from our redeemable convertible preferred stock issuances, as well as from cash generated from our business operations. In April 2021, we received cash proceeds of $525.3 million from our IPO net of underwriting discounts and commissions but before deducting other offering expenses. As of December 31, 2021, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $821.8 million. Our investments consist of U.S. government treasury bills.

Our principal uses of cash in recent periods have been funding of our business operations and investing in our capital expenditures. We believe that our existing cash and cash equivalents and marketable securities and our expected cash flows from operations will be sufficient to meet our cash needs for at least the next 12 months. Over the longer term, our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, the continuing market acceptance of our offerings, and any investments or acquisitions we may choose to pursue in the future. In the event that we need to borrow funds or issue additional equity, we cannot assure you that any such additional financing will be available on terms acceptable to us, if at all. In addition, any future borrowings may result in additional restrictions on our business and any issuance of additional equity would result in dilution to investors. If we are unable to raise additional capital when desired and on terms acceptable to us, our business, results of operations, and financial condition could be materially and adversely affected.

Contractual Obligations and Commitments

Our estimated future obligations as of December 31, 2021 include both current and long term obligations. Under our operating leases, as noted in Note 10, Leases, to the consolidated financials included in Part II, Item 8, "Financial Statements and Supplementary Data", we have a current obligation of $8.0 million and a long-term obligation of $11.9 million.

Our operating leases obligations as of December 31, 2021 were approximately $21.7 million, which consist of payments related to lease facilities under operating lease agreements expiring through 2024. We have office facility operating leases in the United States, Canada, the United Kingdom, India, Bulgaria, and United Arab Emirates.

Our purchase obligations as of December 31, 2021 were approximately $47.6 million, which primarily consisted of our commitments related to purchase of services. As noted in Note 11, Commitments and Contingencies, to the consolidated financials included in Part II, Item 8, "Financial Statements and Supplementary Data", we have a current obligation of $9.5 million and a long-term obligation of $38.1 million. In situations where we have received delivery of the services as of December 31, 2021 under the purchase obligations outstanding as of the same date, such amounts are reflected in the consolidated balance sheet as other accounts payable and accrued expenses, and are excluded from the $47.6 million.

In March 2021, we entered into a five-year agreement with a cloud hosting provider pursuant to which we committed to spend $7.5 million in each of the next five years.

Capital expenditures

Our capital expenditures primarily reflected our investments in property, equipment and software and capitalized internal-use software costs. We currently expect our capital expenditures for the year ending 2022 to be consistent with the year ended 2021.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2019	2020	2021
		(in thousands)
Net cash provided by (used in) operating activities	$(21,334)	$(14,991)	$1,746
Net cash used in investing activities	(64,886)	(101,442)	(51,609)
Net cash provided by financing activities	113,381	139,014	550,156
Net increase in cash, cash equivalents, and restricted cash	$27,161	$22,581	$500,293

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

For the year ended December 31, 2020, net cash used in operating activities was $15.0 million, primarily consisting of our net loss of $66.8 million, adjusted for non-cash charges of $26.5 million and net cash inflows of $25.3 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $39.0 million increase in deferred revenue, resulting primarily from our Enterprise segment growth, a $25.7 million increase in accounts payable and accrued expenses due to the growth of our business, partially offset by a $24.1 million increase in accounts receivable and a $18.3 million increase in prepaids and other assets.

For the year ended December 31, 2021, net cash provided by operating activities was $1.7 million, primarily consisting of our net loss of $145.2 million, adjusted for non-cash charges of $106.0 million and net cash inflows of $41.0 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $17.8 million increase in deferred revenue, resulting primarily from our Enterprise segment growth, a $16.3 million increase in accounts payable and accrued expenses and a $7.7 million increase in accrued compensation and other liabilities mainly due to our business growth, and a $5.9 million decrease in accounts receivable due to timing of billings, partially offset by a $5.7 million increase in prepaids and other assets primarily due to increase in deferred commissions.

Cash provided by operating activities increased by $16.7 million during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to our business growth.

Investing Activities

For the year ended December 31, 2020, net cash used in investing activities was $101.4 million, primarily as a result of net purchases of marketable securities, capital expenditures of property, equipment and software, and capitalized internal-use software costs, and purchase of investment in a private company.

For the year ended December 31, 2021, net cash used in investing activities was $51.6 million, primarily as a result of net purchases of marketable securities, capital expenditures of property, equipment and software, capitalized internal-use software costs, and purchases of content assets.

Financing Activities

For the year ended December 31, 2020, net cash provided by financing activities was $139.0 million, primarily as a result of net proceeds for issuance of redeemable convertible preferred stock, and proceeds from issuance of common stock following employee stock option exercises, partially offset by payment of holdback consideration related to an asset acquisition.

For the year ended December 31, 2021, net cash provided by financing activities was $550.2 million, primarily as a result of net proceeds from our IPO, proceeds from issuance of common stock following employee stock option exercises and proceeds from employee stock purchase plan, offset by payment of deferred offering costs and employee payroll taxes paid for vesting of restricted stock units.

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

	Year Ended December 31,
	2019	2020	2021
	( in millions, except percentages)
New Registered Learners	9.2	30.6	20.8
Total Registered Learners	46.4	76.6	96.9
Total Registered Learners YoY Growth		65%	26%

Number of Degrees Students

We count the total number of Degrees students for each period. For purposes of determining our Degrees student count, we include all the students that are matriculated in a bachelor's, or master's degree or postgraduate diploma and who are enrolled in one or more courses in such a degree program during the period. If a degree term spans across multiple quarters, the said student is counted as active in all quarters of the degree term. For purposes of determining our Degrees student count, we do not include students who are matriculated in the degree but are not enrolled in a course in that period. We believe that the number of Degrees students is an important indicator of the growth of our Degrees segment and future Degrees Segment Revenue trends.

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

	2020				2021
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Number of Degrees Students	7,184	8,079	11,504	11,900	13,493	14,630	16,068	16,204
YoY Growth					88%	81%	40%	36%

Paid Enterprise Customers

We count the total number of Paid Enterprise Customers that are active on our platform at the end of each period. For purposes of determining our customer count, we treat each customer account that has a corresponding contract as a unique customer, and a single organization with multiple divisions, segments, or subsidiaries may be counted as multiple customers. We define a “Paid Enterprise Customer” as a customer who purchases Coursera via our direct sales force. For purposes of determining our Paid Enterprise Customer count, we exclude our Enterprise customers who do not purchase Coursera via our direct sales force, which include organizations engaging on our platform through our Coursera for Teams offering or through our channel partners. For the year ended December 31, 2021, approximately 85% of our total Enterprise Segment Revenue was generated from our Paid Enterprise Customers. We believe that the number of Paid Enterprise Customers and our ability to increase this number is an important indicator of the growth of our Enterprise segment and future Enterprise Segment Revenue trends.

	As of December 31,
	2020	2021
Paid Enterprise Customers	387	803
YoY Growth		107%

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

We calculate annual recurring revenue (“ARR”) by annualizing each customer’s monthly recurring revenue (“MRR”) for the most recent month at period end. We calculate “Net Retention Rate” as of a period end by starting with the ARR from all Paid Enterprise Customers as of the twelve months prior to such period end, or Prior Period ARR. We then calculate the ARR from these same Paid Enterprise Customers as of the current period end, or Current Period ARR. Current Period ARR includes expansion within Paid Enterprise Customers and is net of contraction or attrition over the trailing twelve months but excludes revenue from new Paid Customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at our Net Retention Rate for Paid Enterprise Customers. Our Net Retention Rate for Paid Enterprise Customers decreased from 114% as of December 31, 2020 to 110% as of December 31, 2021. Our Net Retention Rate for Paid Enterprise Customers is expected to fluctuate in future periods due to a number of factors, including the growth of our revenue base, the penetration within our Paid Enterprise Customer base, expansion of products and features, and our ability to retain our Paid Enterprise Customers.

Segment Revenue

Our revenue is generated from three sources: Consumer, Enterprise, and Degrees, each of which is an individual segment of our business. “Segment Revenue” represents the revenue recognized from each of these three sources.

	Year Ended December 31,
	2019	2020	2021
	(in thousands, except percentages)
Consumer Revenue	$121,011	$192,909	$246,187
YoY Growth		59%	28%
Enterprise Revenue	$48,262	$70,784	$120,429
YoY Growth		47%	70%
Degrees Revenue	$15,138	$29,818	$48,671
YoY Growth		97%	63%
Total Revenue	$184,411	$293,511	$415,287
YoY Growth		59%	41%

Segment Gross Profit

We monitor Segment Gross Profit as a key metric to help us evaluate the financial performance of our individual segments. “Segment Gross Profit” is defined as Segment Revenue less content costs paid to educator partners; “Segment Gross Margin” is the quotient of Segment Gross Profit and Segment Revenue. Content costs only apply to the Consumer and Enterprise segments as there is no content cost attributable to the Degrees segment. Instead, in the Degrees segment, we earn a Degrees service fee based on a percentage of the total online student tuition collected by the university partner. Given that content costs are the largest individual cost of our revenue, and contractually vary as a percentage of revenue between our Consumer and Enterprise offerings, and the fact that no content costs are payable in our Degrees offerings, shifts in mix between our three segments is expected to be a significant driver of our overall financial performance and profitability.

	Year Ended December 31,
	2019	2020	2021
	(in thousands, except percentages)
Consumer Gross Profit	$64,645	$106,509	$161,510
Segment Gross Margin %		55%	66%
Enterprise Gross Profit	$34,184	$48,972	$81,253
Segment Gross Margin %		69%	67%
Degrees Gross Profit	$15,138	$29,818	$48,671
Segment Gross Margin %		100%	100%

Consumer Segment Gross Margin increased from 55% in the year ended December 31, 2020 to 66% in the year ended December 31, 2021 due to a greater proportion of Consumer Revenue generated from sales of subscriptions with no associated content cost. Conversely, Enterprise Segment Gross Margin decreased from 69% to 67% when comparing the same periods due to a lower proportion of Enterprise Revenue generated from subscription licenses where learners enrolled in content with no associated content cost.

Non-GAAP Financial Measures

We have included non-GAAP gross profit, non-GAAP net loss, Adjusted EBITDA, Adjusted EBITDA Margin, and Free Cash Flow, which are non-GAAP financial measures because they are key measures used by our management to help us analyze our financial results, establish budgets and operational goals for managing our business, evaluate our performance, and make strategic decisions. Accordingly, we believe that these non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. In addition, we believe these measures are useful for period-to-period comparisons of our business. We also believe that the presentation of these non-GAAP financial measures provides an additional tool for investors to use in comparing our core business and results of operations over multiple periods with other companies in our industry, many of which present similar non-GAAP financial measures to investors, and to analyze our cash performance. However, the non-GAAP financial measures may not be comparable to similarly titled measures reported by other companies due to differences in the way that these measures are calculated.

Limitations of Non-GAAP Measures

These non-GAAP financial measures are not prepared in accordance with GAAP, are supplemental in nature, and are not intended, and should not be construed, as the sole measure of our performance, and should not be considered in isolation from or as a substitute for comparable financial measures prepared in accordance with GAAP. There are a number of limitations related to non-GAAP gross profit, non-GAAP net loss, Adjusted EBITDA, Adjusted EBITDA Margin, and Free Cash Flow, including the following:

•

Adjusted EBITDA and Adjusted EBITDA Margin exclude certain recurring, non-cash charges, such as depreciation of property and equipment and/or amortization of intangible assets. While these are non-cash charges, we may need to replace the assets being depreciated and amortized in the future and Adjusted EBITDA and Adjusted EBITDA Margin do not reflect cash requirements for these replacements or new capital expenditure requirements.

•

Adjusted EBITDA and Adjusted EBITDA Margin do not reflect interest income, net, which consists of interest income earned on our cash, cash equivalents, and marketable securities and amortization of premiums and accretion of discounts related to our marketable securities, offset by interest expense.

•

Non-GAAP gross profit, non-GAAP net loss, Adjusted EBITDA and Adjusted EBITDA Margin exclude stock-based compensation and payroll tax expense related to stock-based activities, which have been significant recurring expenses and will continue to constitute significant recurring expenses for the foreseeable future, as equity awards are expected to continue to be an important component of our compensation strategy.

•	Free Cash Flow does not reflect our future contractual commitments, and it does not represent the total increase or decrease in our cash balance for a given period.

Because of these limitations, you should consider non-GAAP gross profit, non-GAAP net loss, Adjusted EBITDA, Adjusted EBITDA Margin, and Free Cash Flow alongside other financial performance measures, including gross margin, net loss, and our other GAAP results.

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

The following tables provide a reconciliation of GAAP gross profit and GAAP net loss, the most directly comparable GAAP financial measure, to non-GAAP gross profit and non-GAAP net loss (in thousands, except number of shares and per share amounts):

	Year Ended December 31, 2019
	GAAP	Stock-based compensation	Payroll tax expense related to stock-based activities	Non-GAAP
Revenue	$184,411	$—	$—	$184,411
Cost of revenue	89,589	(491)	—	89,098
Gross profit	94,822	491	—	95,313
Operating expenses:
Research and development	56,364	(7,038)	(23)	49,303
Sales and marketing	57,042	(3,189)	(34)	53,819
General and administrative	29,810	(5,599)	(73)	24,138
Total operating expenses	143,216	(15,826)	(130)	127,260
Loss from operations	(48,394)	16,317	130	(31,947)
Interest income	3,282	—	—	3,282
Interest expense	(625)	—	—	(625)
Other income (expense), net	(264)	—	—	(264)
Loss before income taxes	(46,001)	16,317	130	(29,554)
Income tax expense	718	—	—	718
Net loss	$(46,719)	$16,317	$130	$(30,272)
Net loss per share attributable to common stockholders—basic and diluted	$(1.45)			$(0.94)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	32,276,258			32,276,258

	Year Ended December 31, 2020
	GAAP	Stock-based compensation	Payroll tax expense related to stock-based activities	Non-GAAP
Revenue	$293,511	$—	$—	$293,511
Cost of revenue	138,846	(516)	—	138,330
Gross profit	154,665	516	—	155,181
Operating expenses:
Research and development	76,784	(6,960)	(31)	69,793
Sales and marketing	107,249	(4,097)	(22)	103,130
General and administrative	37,215	(5,234)	(205)	31,776
Total operating expenses	221,248	(16,291)	(258)	204,699
Loss from operations	(66,583)	16,807	258	(49,518)
Interest income	1,175	—	—	1,175
Interest expense	(12)	—		(12)
Other income (expense), net	120	—	—	120
Loss before income taxes	(65,300)	16,807	258	(48,235)
Income tax expense	1,515	—	—	1,515
Net loss	$(66,815)	$16,807	$258	$(49,750)
Net loss per share attributable to common stockholders—basic and diluted	$(1.80)			$(1.34)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	37,207,492			37,207,492

	Year Ended December 31, 2021
	GAAP	Stock-based compensation	Payroll tax expense related to stock-based activities	Non-GAAP
Revenue	$415,287	$—	$—	$415,287
Cost of revenue	165,818	(2,092)	(64)	163,662
Gross profit	249,469	2,092	64	251,625
Operating expenses:
Research and development	135,410	(42,783)	(755)	91,872
Sales and marketing	179,337	(25,992)	(248)	153,097
General and administrative	77,785	(20,316)	(576)	56,893
Total operating expenses	392,532	(89,091)	(1,579)	301,862
Loss from operations	(143,063)	91,183	1,643	(50,237)
Interest income	320	—	—	320
Other income (expense), net	(346)	—	—	(346)
Loss before income taxes	(143,089)	91,183	1,643	(50,263)
Income tax expense	2,126	—	—	2,126
Net loss	$(145,215)	$91,183	$1,643	$(52,389)
Net loss per share attributable to common stockholders—basic and diluted	$(1.28)			$(0.46)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	113,587,523			113,587,523

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

The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA.

	Year Ended December 31,
	2019	2020	2021
	(in thousands, except percentages)
Net loss	$(46,719)	$(66,815)	$(145,215)
Depreciation and amortization	5,282	9,585	14,757
Interest income, net	(2,657)	(1,163)	(320)
Stock-based compensation	16,317	16,807	91,183
Income tax expense	718	1,515	2,126
Payroll tax expense related to stock-based activities	130	258	1,643
Adjusted EBITDA	$(26,929)	$(39,813)	$(35,826)
Adjusted EBITDA Margin	(15)%	(14)%	(9)%

Free Cash Flow

“Free Cash Flow” is a non-GAAP financial measure that we calculate as net cash (used in) provided by operating activities, less cash used for purchases of property, equipment and software, and capitalized internal-use software costs. We exclude purchases of property, equipment and software, and capitalized internal-use software costs as we consider these capital expenditures to be a necessary component of our ongoing operations.

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

The following table provides a reconciliation of net cash provided by (used in) operating activities, the most directly comparable GAAP financial measure, to Free Cash Flow.

	Year Ended December 31,
	2019	2020	2021
	(in thousands)
Net cash provided by (used in) operating activities	$(21,334)	$(14,991)	$1,746
Less: purchases of property, equipment and software	(4,410)	(3,099)	(1,554)
Less: capitalized internal-use software costs	(5,522)	(8,819)	(12,090)
Free Cash Flow	$(31,266)	$(26,909)	$(11,898)
Net cash used in investing activities	$(64,886)	$(101,442)	$(51,609)
Net cash provided by financing activities	$113,381	$139,014	$550,156

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

The critical accounting policies requiring estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described below. See Note 2 to the consolidated financials included in Part II, Item 8, "Financial Statements and Supplementary Data", for a description of our other significant accounting policies.

Revenue Recognition

We derive revenue from contracts with customers for access to the learning content hosted on our platform and related services. We derive our revenue from three sources: Consumer, Enterprise, and Degrees.

Consumer Revenue—We generate revenue from the sale of access to course content to consumers. Consumer offerings include certifications for single courses, Specializations, and catalog-wide subscriptions. Access to single courses are generally purchased at a fixed price for a set period of time, typically six months. Specializations are a series of related courses offered by the same educator partner where learners are provided access to these courses on a month-to-month subscription basis. Coursera Plus is our catalog-wide consumer subscription offering and it is sold in the form of a monthly or annual subscription. All contracts with Consumer customers are billed in advance, generally after a 7-day free trial period. We recognize revenue ratably over the contracted period, after access has been granted to the consumer, as learners have unlimited access to the course content during the contracted period. Consumer learners are entitled to a full refund up to two weeks after payment is received. We estimate and establish a refund reserve based on historical refund rates.

Enterprise Revenue—We sell subscription licenses to business, government, and university customers that provide users the ability to enroll in courses and Specializations and receive certifications upon completion. Enterprise contracts are typically between one and three years in length and can consist of either a fixed quantity of seat licenses, each of which allows for unlimited course enrollments by one learner for each year, or the purchase of a quantity of course enrollments. In either contract type, we recognize revenue ratably over the contracted period, after access has been granted to the Enterprise customer, as learners have unlimited access to the course content during the contracted period.

We are the principal with respect to revenue generated from sales to Consumer and Enterprise customers as we control the performance obligation and are the primary obligor with respect to delivering access to course content. Additionally, we have inventory risk through recoupable advances sometimes paid to educator partners.

Degrees Revenue—University partners contract with us for the delivery of bachelor’s and master’s degrees or postgraduate diplomas awarded by the university. Our Degrees revenue contracts involve the performance of a number of promises, including but not limited to hosting the content on our learning platform, providing content authoring tools, course production support, and marketing and platform technical support services. As a result, the university partner is our customer with respect to Degrees revenue. We earn a Degrees service fee that is determined based as a percentage of total tuition collected from Degrees students, net of refunds, by the university partner. Degrees revenue is earned and paid by the university partner for each university term. As a result, revenue generated from each term is recognized ratably from the start of a term through the start of the following term.

The Degrees learning experience is delivered on the same proprietary learning platform used by Consumer and Enterprise learners. There is no direct contractual revenue arrangement between us and Degrees students, who contract directly with the university partners. University partners typically have additional performance obligations to the Degrees students in the form of designing the curriculum, setting admission criteria, real-time teaching, making admission and financial aid decisions, independently awarding credits, certificates or degrees, and academic or career counseling. Although some MasterTrack Certificate learners are required to accept the terms and conditions prior to tuition payment, the Company's core performance obligations remain similar to the services provided to university partners for their online bachelor’s and master’s degrees or postgraduate diplomas. For these reasons, the university partners control the delivery of degrees hosted on our platform. As a result, we recognize Degrees revenue as the service fee we receive from the university partner.

For all customers, revenue from contracts is recognized when control of promised services is transferred. The amount of revenue recognized reflects the consideration that we expect to be entitled to receive in exchange for these services. We determine revenue recognition in accordance with Accounting Standards Codification (“ASC”) 606 through the following five steps:

1) Identify the contract with a customer

We determine a contract with a customer to exist when the contract is approved, each party’s rights regarding the services to be transferred can be identified, the payment terms for the services can be identified, the customer has the ability and intent to pay, and the contract has commercial substance. At contract inception, we evaluate whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. We apply judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer. Consumer customers are required to pay in advance either prior to our providing access to course content or prior to the expiration of a 7-day free trial.

2) Identify the performance obligations in the contract

Performance obligations committed in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the services and the products is separately identifiable from other promises in the contract. Customers do not have the ability to take possession of the software supporting the platform and, as a result, contracts are accounted for as service arrangements.

For sales to Consumer and Enterprise customers, our performance obligation generally consists of providing access to our platform and related support services, which is considered one performance obligation. Access to our platform represents a series of distinct services, as we continually provide access to, and fulfill our obligation to, the customer over the contract term.

Degrees services involve the performance of a number of promises that include hosting the degree content on our platform, degree program management, marketing, and platform technical support services, each of which are a series of distinct services that are substantially the same, and satisfied over time using the same measure of progress and as a result are considered one performance obligation to stand ready to perform an online degree hosting service for the duration of the degree.

3) Determine the transaction price

The transaction price is determined based on the consideration to which we expect to be entitled in exchange for transferring services to the customer. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue recognized under the contract will not occur. None of our contracts contain a significant financing component. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental entities (e.g., sales and other indirect taxes).

4) Allocate the transaction price to performance obligations in the contract

Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on each performance obligation’s relative standalone selling price.

As noted above, for Consumer and Enterprise customers, access to our platform and related support services are considered one performance obligation in the context of the contract and accordingly, the transaction price is allocated to this single performance obligation. Similarly, Degrees services are considered one performance obligation and the transaction price is allocated to this single performance obligation.

5) Recognize revenue when or as performance obligations are satisfied

Revenue is recognized at the time the related performance obligation is satisfied by transferring the control of the promised service to a customer. Revenue is recognized in an amount that reflects the consideration that we expect to receive in exchange for those services. Fees for access to our platform and related support services by Consumer and Enterprise customers are considered one performance obligation, and the related revenue is recognized on a straight-line basis over the contract term as we satisfy our performance obligation.

We have a stand ready obligation to perform Degrees services continually throughout the period that the degree content is hosted on our platform. Degrees revenue is received and paid by the university partner for each university term. As a result, revenue generated from each term is recognized ratably from the start of a term through the start of the following term.

Historically, and with the exceptions noted below, no significant judgment has generally been required in determining the amount and timing of revenue from our contracts with customers.

• Determining whether we are the principal or agent in our revenue transactions requires significant judgment. In reaching the conclusion, we considered a range of indicators, including, but not limited to, who is primarily responsible for fulfilling the service, who has economic risk as a result of investing resources in advance of a sale transaction (“inventory risk”), and who has pricing discretion. As we control the performance obligation and are the primary obligor with respect to delivering access to course content for Consumer and Enterprise contracts and have inventory risk through recoupable advances paid to educator partners, we are the principal in such transactions. Conversely, as the university partner controls the delivery of degrees hosted on our platform, we recognize Degrees revenue as the service fee we receive from the partner.

• Our Degrees services revenue is determined based on a fee percentage applied to the total tuition collected from Degrees students, net of refunds, by the university partner. As a result, the revenue earned by us is dependent upon the number of learners enrolled and the tuition charged by the university partner. This is a form of variable consideration. We estimate the amount of revenue, using an expected value method, that we expect to be entitled to in return for performance of the Degrees services, subject to assessment of the significant future reversal constraint discussed above. These estimates are continually evaluated until such time as the uncertainties are resolved, generally at the time the final term enrollment report is provided by the university partner.

Common Stock Valuations

Subsequent to our IPO in March 2021, the fair value of common stock was determined on the grant date using the closing price of the Company's common stock.

Prior to our IPO, the fair value of the common stock underlying our stock-based awards had historically been determined by our board of directors, with input from management and corroboration from contemporaneous third-party valuations. We believed that our board of directors had the relevant experience and expertise to determine the fair value of our common stock. Given the absence of a public trading market of our common stock, and in accordance with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, our board of directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock at each pre-IPO grant date. These factors include:

•	contemporaneous valuations of our common stock performed by independent third-party specialists;

•	the prices, rights, preferences, and privileges of our redeemable convertible preferred stock relative to those of our common stock;

•	the prices paid for redeemable convertible preferred stock sold to third-party investors by us and prices paid in secondary transactions of common stock, including any tender offers;

•	the lack of marketability inherent in our common stock;

•	our actual operating and financial performance;

•	our current business conditions and projections;

•	the hiring of key personnel and the experience of our management;

•	the history of the company and the introduction of new offerings;

•	our stage of development;

•	the likelihood of achieving a liquidity event, such as an initial public offering (“IPO”), a merger, or acquisition of our company given prevailing market conditions;

•	the operational and financial performance of comparable publicly traded companies; and

•	the U.S. and global capital market conditions and overall economic conditions.

In valuing our common stock, the fair value of our business was determined using the income approach. The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate that is derived from an analysis of the cost of capital of comparable publicly traded companies in our industry or similar business operations as of each valuation date and is adjusted to reflect the risks inherent in our cash flows.

For each valuation, the fair value of our business determined by the income approach was then allocated to the common stock using either the option-pricing method (“OPM”), or the probability-weighted expected return method (“PWERM”). Our valuations prior to June 30, 2020 were allocated based on the OPM. Beginning June 30, 2020, our valuations were allocated based on the PWERM.

In addition, we considered any secondary transactions involving our capital stock. In our evaluation of those transactions, we considered the facts and circumstances of each transaction to determine the extent to which they represented a fair value exchange and assigned the transactions an appropriate weighting in the valuation of our common stock. Factors considered include the number of different buyers and sellers, transaction volume, timing relative to the valuation date, whether the transactions occurred between willing and unrelated parties, and whether the transactions involved investors with access to our financial information.

Application of these approaches and methodologies involves the use of estimates, judgments, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and future cash flows, discount rates, market multiples, the selection of comparable public companies, and the probability of and timing associated with possible future events.

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based awards granted, primarily including stock options, and restricted stock units, or RSUs based on the estimated fair value on the date of the grant. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model. The fair value of each restricted stock unit is based on the fair value of our common stock on the date of grant. We estimate the fair value of the shares to be issued under our employee stock purchase plan, or ESPP using the Black-Scholes model at the commencement of an offering period. We recognize forfeitures as they occur.

The Black-Scholes option-pricing model is dependent upon several variables, such as the expected term, expected volatility of our stock price over the expected term, expected risk-free interest rate over the expected option term, and expected dividend yield rate over the expected term. These amounts are estimates and, thus, may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. We recognize compensation expense on a straight-line basis over the requisite vesting period for each award.

The assumptions above are estimated as follows. Each of these assumptions is subjective and generally requires significant judgment to determine.

Fair Value of Common Stock—Prior to our IPO, the fair value was determined by our board of directors or a committee thereof. The board of directors or committee considers numerous objective and subjective factors to determine the fair value of our common stock each time awards are approved. Subsequent to our IPO, the fair value of our common stock is determined by the closing price, on the date of grant, of our common stock, which is traded on the New York Stock Exchange.

Expected Term—The expected term represents the period that our stock-based awards are expected to be outstanding. For option grants considered to be “plain vanilla,” we determined the expected term using the simplified method. The simplified method deems the term to be the average of the time to vesting and the contractual life of the options. For ESPP, the expected term represents the term from the first day of the offering period to the purchase date.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the option or ESPP share.

Expected Volatility—Since we do not have a trading history of our common stock, the expected volatility is derived from the average historical stock volatilities of several unrelated public companies within our industry that we consider to be comparable to our business over a period equivalent to the expected term of the stock option grants or ESPP shares.

Dividend Rate—The expected dividend was assumed to be zero as we have never paid dividends and have no current plans to do so.

We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimates, which could materially impact our future stock-based compensation expense.

Income Taxes

We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our income tax expense and deferred tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.

We record a provision for income taxes using the asset and liability method under which deferred tax assets and liabilities arise from the temporary differences between the tax basis of an asset or liability and our reported amount in the consolidated financial statements, as well as from net operating loss and tax credit carryforwards. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided for under currently enacted tax law. A valuation allowance is established if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We consider all available evidence, both positive and negative, including historical levels of income, expectations, and risks associated with estimates of future taxable income in assessing the need for a valuation allowance.

We recognize tax benefits from uncertain tax positions based upon our estimate only if it is more likely than not that the tax position will be sustained upon examination by the taxing authority. We recognize interest and penalties related to income tax matters as income tax expense.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data", for a discussion of recent accounting pronouncements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is described below.

Interest Rate Sensitivity

As of December 31, 2020, we had $285.3 million of cash, cash equivalents, and marketable securities which consist of corporate debt, commercial paper securities, and U.S. government Treasury bills. In addition, we had approximately $2.5 million of restricted cash primarily due to outstanding letters of credit related to the operating lease agreement for our corporate headquarters. A hypothetical 100 basis point increase or decrease in interest rates would not have resulted in a material impact on our consolidated financial statements.

As of December 31, 2021, we had $821.8 million of cash, cash equivalents, and marketable securities which consist of U.S. government Treasury bills. In addition, we had approximately $2.1 million of restricted cash due to outstanding letters of credit related to the operating lease agreement for our corporate headquarters. Our cash, cash equivalents, and marketable securities are held for working capital purposes. A hypothetical 100 basis point increase and decrease in interest rates would have resulted in decrease of $2.0 million and immaterial increase, respectively, in the market value of our cash equivalents and marketable securities as of December 31, 2021.

Foreign Currency Risk

Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. The majority of our sales are denominated in U.S. dollars; therefore, our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Pound Sterling, Canadian Dollar, and Indian Rupee. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statement of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A 10% increase or decrease in current exchange rates would have resulted in an impact of $3.4 million and $6.6 million on our consolidated financial statements for the years ended December 31, 2020 and 2021, respectively.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Coursera, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Coursera, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2021, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 3, 2022

We have served as the Company's auditor since 2013.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

COURSERA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2020	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$79,878	$580,658
Marketable securities	205,402	241,117
Accounts receivable, net of allowance for doubtful accounts of $48 and $105 as of December 31, 2020 and 2021, respectively	40,721	34,396
Deferred costs	14,077	19,666
Prepaid expenses and other current assets	14,993	16,494
Total current assets	355,071	892,331
Property, equipment and software, net	18,644	24,725
Operating lease right-of-use assets	21,622	16,321
Intangible assets, net	10,570	10,091
Restricted cash	2,548	2,061
Other assets	9,169	13,381
Total assets	$417,624	$958,910

Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Educator partners payable	$39,005	$49,206
Other accounts payable and accrued expenses	12,897	23,257
Accrued compensation and benefits	12,997	18,353
Operating lease liabilities, current	7,926	8,031
Deferred revenue, current	76,080	94,637
Other current liabilities	4,739	7,639
Total current liabilities	153,644	201,123
Operating lease liabilities, non-current	18,305	11,864
Other liabilities	644	559
Deferred revenue, non-current	4,562	3,851
Total liabilities	177,155	217,397
Commitments and contingencies (Note 11)
Redeemable convertible preferred stock:
$0.00001 par value— 76,420,805 and zero shares authorized as of December 31, 2020 and 2021, respectively; 75,305,400 and zero shares issued and outstanding as of December 31, 2020 and 2021, respectively; and aggregate liquidation preference, $464,036 and zero as of December 31, 2020 and 2021, respectively	462,293	—
Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value— zero and 10,000,000 shares authorized as of December 31, 2020 and 2021, respectively; zero shares issued and outstanding as of December 31, 2020 and 2021	—	—
Common stock, $0.00001 par value— 162,000,000 and 300,000,000 shares authorized as of December 31, 2020 and 2021, respectively; 40,301,290 and 141,906,041 shares issued and outstanding as of December 31, 2020 and 2021, respectively	—	1
Additional paid-in capital	126,408	1,235,231
Treasury stock— at cost, 2,747,938 shares as of December 31, 2020 and 2021	(4,701)	(4,701)
Accumulated other comprehensive income (loss)	20	(252)
Accumulated deficit	(343,551)	(488,766)
Total stockholders’ equity (deficit)	(221,824)	741,513
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$417,624	$958,910

See notes to consolidated financial statements.

COURSERA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2019	2020	2021
Revenue	$184,411	$293,511	$415,287
Cost of revenue	89,589	138,846	165,818
Gross profit	94,822	154,665	249,469
Operating expenses:
Research and development	56,364	76,784	135,410
Sales and marketing	57,042	107,249	179,337
General and administrative	29,810	37,215	77,785
Total operating expenses	143,216	221,248	392,532
Loss from operations	(48,394)	(66,583)	(143,063)
Interest income	3,282	1,175	320
Interest expense	(625)	(12)	—
Other income (expense), net	(264)	120	(346)
Loss before income taxes	(46,001)	(65,300)	(143,089)
Income tax expense	718	1,515	2,126
Net loss	$(46,719)	$(66,815)	$(145,215)
Net loss per share attributable to common stockholders—basic and diluted	$(1.45)	$(1.80)	$(1.28)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	32,276,258	37,207,492	113,587,523

See notes to consolidated financial statements.

COURSERA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2019	2020	2021
Net loss	$(46,719)	$(66,815)	$(145,215)
Change in unrealized gain (loss) on marketable securities, net of tax	88	(54)	(272)
Comprehensive loss	$(46,631)	$(66,869)	$(145,487)

See notes to consolidated financial statements.

COURSERA, INC. AND SUBSIDIARIES

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share and per share amounts)

	Redeemable						Accumulated
	Convertible				Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity (Deficit)
Balances— January 1, 2019	58,864,178	$227,861	29,464,090	$—	$56,997	$(4,701)	$(14)	$(230,017)	$(177,735)
Issuance of Series E redeemable convertible preferred stock	8,794,164	105,530	—	—	—	—	—	—	—
Issuance costs of Series E redeemable convertible preferred stock	—	(710)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	4,211,484	—	8,293	—	—	—	8,293
Issuance of common stock in connection with settlement liability	—	—	1,346,610	—	7,622	—	—	—	7,622
Issuance of common stock in connection with asset acquisition	—	—	610,556	—	3,846	—	—	—	3,846
Issuance of restricted stock awards	—	—	50,000	—	—	—	—	—	—
Vesting of early exercise stock options	—	—	—	—	927	—	—	—	927
Stock-based compensation expense	—	—	—	—	16,679	—	—	—	16,679
Change in unrealized gain on marketable securities	—	—	—	—	—	—	88	—	88
Net loss	—	—	—	—	—	—	—	(46,719)	(46,719)
Balances—December 31, 2019	67,658,342	$332,681	35,682,740	$—	$94,364	$(4,701)	$74	$(276,736)	$(186,999)
Issuance of Series F redeemable convertible preferred stock	7,647,058	130,000	—	—	—	—	—	—	—
Issuance costs of Series F redeemable convertible preferred stock	—	(388)	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	4,204,065	—	10,081	—	—	—	10,081
Issuance of restricted stock awards	—	—	36,250	—	—	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	190,930	—	38	—	—	—	38
Vesting of early exercise stock options	—	—	—	—	196	—	—	—	196
Issuance of common stock in connection with content asset	—	—	187,305	—	3,956	—	—	—	3,956
Stock-based compensation expense	—	—	—	—	17,773	—	—	—	17,773
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(54)	—	(54)
Net loss	—	—	—	—	—	—	—	(66,815)	(66,815)
Balances—December 31, 2020	75,305,400	$462,293	40,301,290	$—	$126,408	$(4,701)	$20	$(343,551)	$(221,824)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(75,305,400)	(462,293)	75,305,400	1	462,292	—	—	—	462,293
Issuance of common stock upon initial public offering, net of offering costs	—	—	17,024,276	—	518,869	—	—	—	518,869
Issuance of common stock upon exercise of options	—	—	8,731,889	—	32,287	—	—	—	32,287
Issuance of common stock related to employee stock purchase plan	—	—	228,048	—	6,397	—	—	—	6,397
Issuance of restricted stock awards	—	—	4,722	—	—	—	—	—	—
Vesting of restricted stock units	—	—	502,135	—	—	—	—	—	—
Tax withholding on vesting of restricted stock units	—	—	(191,719)	—	(7,172)	—	—	—	(7,172)
Vesting of early exercise stock options	—	—	—	—	77	—	—	—	77
Stock-based compensation expense	—	—	—	—	96,073	—	—	—	96,073
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(272)	—	(272)
Net loss	—	—	—	—	—	—	—	(145,215)	(145,215)
Balances—December 31, 2021	—	$—	141,906,041	$1	$1,235,231	$(4,701)	$(252)	$(488,766)	$741,513
See notes to consolidated financial statements.

COURSERA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2019	2020	2021
Cash flows from operating activities:
Net loss	$(46,719)	$(66,815)	$(145,215)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,282	9,585	14,757
Stock-based compensation	16,317	16,807	91,183
Amortization or accretion of marketable securities	(1,121)	(1)	501
Other	38	86	(448)
Changes in operating assets and liabilities:
Accounts receivable, net	(6,155)	(24,138)	5,863
Prepaid expenses and other assets	(6,622)	(18,254)	(5,697)
Operating lease right-of-use assets	—	5,165	5,301
Accounts payable and accrued expenses	6,620	25,652	16,322
Accrued compensation and other liabilities	(815)	3,718	7,670
Operating lease liabilities	—	(5,831)	(6,336)
Deferred revenue	11,841	39,035	17,845
Net cash provided by (used in) operating activities	(21,334)	(14,991)	1,746
Cash flows from investing activities:
Purchases of marketable securities	(166,926)	(218,458)	(241,758)
Proceeds from maturities of marketable securities	115,317	129,934	204,981
Asset acquisition	(3,345)	—	—
Purchases of property, equipment and software	(4,410)	(3,099)	(1,554)
Capitalized internal-use software costs	(5,522)	(8,819)	(12,090)
Purchase of investment in private company	—	(1,000)	—
Purchases of content assets	—	—	(1,188)
Net cash used in investing activities	(64,886)	(101,442)	(51,609)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	104,820	129,613	—
Proceeds from exercise of stock options and warrants	8,293	10,118	31,766
Proceeds from employee stock purchase plan	—	—	6,397
Proceeds from exercise of unvested options, net of repurchases	499	84	—
Repayment of debt associated with asset acquisition	(231)	—	—
Payment of holdback consideration related to asset acquisition	—	(769)	—
Proceeds from initial public offering, net of offering costs	—	—	525,284
Payment of deferred offering costs	—	(32)	(6,119)
Payment of tax withholding on vesting of restricted stock units	—	—	(7,172)
Net cash provided by financing activities	113,381	139,014	550,156
Net increase in cash, cash equivalents, and restricted cash	27,161	22,581	500,293
Cash, cash equivalents, and restricted cash—Beginning of period	32,684	59,845	82,426
Cash, cash equivalents, and restricted cash—End of period	$59,845	$82,426	$582,719

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$55,986	$79,878	$580,658
Restricted cash	3,090	2,548	2,061
Restricted cash in prepaid expenses and other current assets	769	—	—
Total cash, cash equivalents, and restricted cash	$59,845	$82,426	$582,719
Supplemental disclosures of cash flow information:
Cash paid for interest	$197	$550	$—
Cash paid for income taxes	$523	$1,155	$2,837
Supplemental disclosures of noncash investing and financing activities:
Vesting of early exercised stock options	$927	$196	$77
Stock-based compensation capitalized as internal-use software costs	$362	$966	$4,890
Issuance of common stock in connection with settlement liability	$7,622	$—	$—
Issuance of common stock in connection with asset acquisition	$3,846	$—	$—
Unpaid proceeds from exercise of stock options	$—	$—	$521
Unpaid purchases of content assets	$—	$—	$577
Issuance of common stock in connection with content asset	$—	$3,956	$—
Unpaid deferred offering costs	$—	$1,297	$295

See notes to consolidated financial statements.

COURSERA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation—The consolidated financial statements include the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Segment Information—The Company defines its segments as those operations the chief operating decision maker (“CODM”), determined to be the Chief Executive Officer of the Company, regularly reviews to allocate resources and assess performance. For the years ended December 31, 2019, 2020 and 2021, the Company operated under three segments: Consumer, Enterprise, and Degrees. The Company continually monitors and reviews its segment reporting structure in accordance with Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, to determine whether any changes have occurred that would impact its reportable segments. For further information on the Company’s segment reporting, see Note 14 “Segment and Geographic Information.”

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

The World Health Organization declared in March 2020 that the outbreak of the coronavirus disease (“COVID-19") constitutes a pandemic. Since early 2020, the world has been, and continues to be impacted by COVID-19 and its variants. The COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. The global impact of COVID-19 continues to rapidly evolve, and the Company will continue to actively monitor the situation, including progress made through vaccinations, and the effects on its business and operations. The Company does not yet know the full extent of potential impacts on its business or operations or on the global economy as a whole, particularly if the COVID-19 pandemic continues and persists for an extended period of time. Given the uncertainty, the Company cannot reasonably estimate the impact on its future results of operations, cash flows, or financial condition. As of the date of issuance of the consolidated financial statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments, or the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the consolidated statements as soon as they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s consolidated financial statements.

Summary of Significant Accounting Policies

Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents.

Marketable Securities—Marketable securities consist of corporate debt, commercial paper securities, and U.S. government Treasury bills, with an original maturity greater than three months at the date of purchase and are classified as available-for-sale securities. As the Company views these securities as available to support current operations, it has classified all available-for-sale securities as current assets. Available-for-sale securities are initially recorded at cost and periodically adjusted to fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit), while realized gains and losses are reported within other income (expense), net as a component of net loss. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other-than-temporary. The Company did not identify any marketable securities as other-than-temporarily impaired during the years ended December 31, 2019, 2020 and 2021.

Restricted Cash—As of December 31, 2020 and 2021, the Company had letters of credit of $2,548 and $2,061, respectively, related to its corporate headquarters’ operating lease agreement.

Accounts Receivable—Accounts receivable includes billed and unbilled receivable, net of allowances for doubtful accounts. An allowance for doubtful accounts is established based on the Company’s assessment of the collectibility of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice; each customer’s expected ability to pay; and the collection history with each customer, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified. The allowance for doubtful accounts and related activities were not material for the years ended December 31, 2019, 2020 and 2021.

Property, Equipment and Software—Property, equipment and software are stated at cost, less accumulated depreciation and amortization. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, generally two to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.

Deferred Offering Costs—Deferred offering costs consist primarily of direct and incremental legal, accounting, and other fees related to the Company’s IPO. Prior to the IPO, all deferred offering costs were capitalized in prepaids expenses and other current assets on the consolidated balance sheets. Upon completion of the IPO, $6,449 of the deferred offering costs were reclassified into stockholder's equity as a reduction of the IPO proceeds.

Leases—The Company determines if an arrangement is a lease and the classification of that lease, if applicable, at inception based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefits from the use of the asset throughout the period, and (3) whether the Company has a right to direct the use of the asset. For leases that commenced before the Company's adoption date of Accounting Standards Update No. 2016-02, Leases, (“ASC 842”), the Company elected the practical expedients to carryforward its historical lease classification, its assessment on whether a contract was or contains a lease, and its initial direct costs. The Company also elected to not separate lease and non-lease components and to not recognize operating lease right-of-use assets and operating lease liabilities that arise from short-term leases (i.e., leases with a term of 12 months or less).

The Company applies ASC 842 to individual leases of assets. Right-of-use (“ROU”) assets and lease liabilities are recognized at the commencement date based on the present value of minimum remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. When determining the probability of exercising such options, the Company considers contract-based, asset-based, entity-based, and market-based factors. The Company’s lease agreements may contain variable costs such as common area maintenance, insurance, real estate taxes or other costs. Variable lease costs are expensed as incurred in the consolidated statements of operations.

ROU assets are initially measured at amounts that represents the present value of the lease payments over the lease, plus any initial direct costs incurred and less any lease incentives received. Annually, all ROU assets are reviewed for impairment. The Company’s lease agreements generally do not contain any residual value guarantees or restrictive covenants.

Operating leases are included in operating lease ROU assets, and current and non-current operating lease liabilities on the Company’s consolidated balance sheets. Operating lease costs for operating lease payments are recognized on a straight-line basis over the lease term. The Company does not have any finance leases.

Internal-Use Software Development Costs—The Company capitalizes certain costs associated with developing its internal-use software during the application development stage when management with the relevant authority authorizes and commits to the funding of the project, it is probable that the project will be completed, and the software will be used as intended. These costs include personnel and related employee benefits expenses for employees who are directly associated with and who devote time to software projects. Such costs are amortized on a straight-line basis over the estimated useful life of the related asset, which is approximately two years. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred and recorded in research and development expenses in the consolidated statements of operations.

The Company capitalized internal-use software costs of $5,884, $9,785 and $16,980 for the years ended December 31, 2019, 2020 and 2021.

Intangible Assets—Intangible assets with finite lives are stated at cost, net of accumulated amortization. The Company amortizes its intangible assets on a straight-line basis over an estimated useful life of three to six years.

Impairment of Long-Lived Assets—The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of its long-lived assets, including property, equipment, software, and finite-lived intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through their undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. There were no impairments of long-lived assets during the years ended December 31, 2019, 2020 and 2021

Revenue Recognition—The Company derives revenue from contracts with customers for access to the learning content hosted on its platform and related services. The Company derives its revenue from three sources: Consumer, Enterprise, and Degrees. Refer to Note 14 ”Segment and Geographic Information" for disaggregation of revenue.

Consumer Revenue—The Company generates revenue from the sale of access to course content to consumers. Consumer products include certifications for single courses, Specializations, and catalog-wide subscriptions. Access to single courses are generally purchased at a fixed price for a set period of time, typically six months. Specializations are a series of courses offered by the same educator partner where learners are provided access to these courses on a month-to-month subscription basis. Coursera Plus is the Company’s catalog-wide consumer subscription product, and it is sold in the form of a monthly or annual subscription. All contracts with Consumer customers are billed in advance, generally after a 7-day free trial period. The Company recognizes revenue ratably over the contracted period, after access has been granted to the consumer, as learners have unlimited access to the course content during the contracted period.

Consumer learners are entitled to a full refund up to two weeks after payment is received. The Company estimates and establishes a refund reserve based on historical refund rates. The refund reserve was immaterial as of December 31, 2020 and 2021.

Enterprise Revenue—The Company sells subscription licenses to business, government, and university customers that provide users the ability to enroll in courses and Specializations and receive certifications upon completion. Enterprise contracts are typically between one and three years in length and can consist of either the purchase of a fixed quantity of seat licenses, each of which allows for unlimited course enrollments by one learner for each year or the purchase of a quantity of course enrollments. In either contract type, the Company recognizes revenue ratably over the contracted period, after access has been granted to the Enterprise customer, as learners have unlimited access to the course content during the contracted period.

The Company is the principal with respect to revenue generated from sales to Consumer and Enterprise customers as the Company controls the performance obligation and is the primary obligor with respect to delivering access to course content. Additionally, the Company has inventory risk through recoupable advances sometimes paid to educator partners.

Degrees Revenue—University partners contract with the Company for the delivery of bachelor’s and master’s degrees or postgraduate diplomas awarded by the university. The Company’s Degrees revenue contracts involve the performance of a number of promises, including but not limited to hosting the degree content on its learning platform, providing content authoring tools, course production support, and marketing and platform technical support services. As a result, the university partner is the Company’s customer with respect to Degrees revenue. The Company earns a Degrees service fee that is determined based as a percentage of total tuition collected from Degrees students, net of refunds, by the university partner. University partners generally collect the tuition from Degrees students, however in the case of some MasterTrack Certificate offerings this obligation can be the Company's responsibility. The Company has a stand ready obligation to perform degree services continually throughout the period that the degree content is hosted on our platform. Degrees revenue is earned and paid by the university partner for each university term. As a result, revenue generated from each term is recognized ratably from the start of a term through the start of the following term.

The Degrees learning experience is delivered on the same proprietary learning platform used by Consumer and Enterprise customers. There is no direct contractual revenue arrangement between the Company and Degrees students, who contract directly with university partners. Further, the university partners typically have additional performance obligations to the Degrees students in the form of designing the curriculum, setting admission criteria, real-time teaching, making admission and financial aid decisions, independently awarding credits, certificates or degrees, and academic or career counseling. Although some MasterTrack Certificate learners are required to accept the terms and conditions prior to tuition payment, the Company's core performance obligations remain similar to the services provided to university partners for their online bachelor’s and master’s degrees or postgraduate diplomas. For these reasons, the university partners control the delivery of degrees hosted on its platform. As a result, the Company recognizes Degrees revenue as the service fee it receives from the university partner.

For all customers, revenue from contracts is recognized when control of promised services is transferred. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for these services. To achieve this, the Company applies the following five steps:

1) Identify the contract with a customer

The Company determines a contract with a customer to exist when the contract is approved, each party’s rights regarding the services to be transferred can be identified, the payment terms for the services can be identified, the customer has the ability and intent to pay, and the contract has commercial substance. At contract inception, the Company evaluates whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new Enterprise or Degrees customer, credit and financial information pertaining to the customer. Consumer revenue customers are required to pay in advance either prior to the Company providing access to course content or prior to the expiration of a 7-day free trial.

2) Identify the performance obligations in the contract

Performance obligations committed in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services and the products is separately identifiable from other promises in the contract. Customers do not have the ability to take possession of the software supporting the platform and, as a result, contracts are accounted for as service arrangements.

For sales to Consumer and Enterprise customers, the Company’s performance obligation generally consists of providing access to its platform and related support services, which is considered one performance obligation. Access to the Company’s platform represents a series of distinct services, as the Company continually provides access to, and fulfills its obligation to, the customer over the contract term.

Degrees services involve the performance of a number of promises that include hosting the degree content on the Company’s platform, degree program management, marketing and platform technical support services, each of which are a series of distinct goods or services that are substantially the same, are satisfied over time using the same measure of progress and as a result are considered one performance obligation to stand ready to perform an online degree hosting service for the duration of the degree.

3) Determine the transaction price

The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring services to the customer. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue recognized under the contract will not occur. None of the Company’s contracts contain a significant financing component. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental entities (e.g., sales and other indirect taxes).

The Company’s Degrees services revenue is determined based on a fee percentage applied to the total tuition collected from Degrees students, net of refunds, by the university partner. As a result, the revenue earned by the Company is dependent upon the number of learners enrolled and the tuition charged by the university partner. This is a form of variable consideration. The Company estimates the amount of revenue, using an expected value method, that it expects to be entitled to in return for performance of the Degrees services, subject to assessment of the significant future reversal constraint discussed above. These estimates are continually evaluated until such time as the uncertainties are resolved, generally at the time the final term enrollment report is provided by the university partner.

4) Allocate the transaction price to performance obligations in the contract

Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on each performance obligation’s relative standalone selling price. As noted above, for Consumer and Enterprise customers, access to the Company’s platform and related support services are considered one performance obligation in the context of the contract and, accordingly, the transaction price is allocated to this single performance obligation. Similarly, Degrees services are considered one performance obligation and the transaction price is allocated to this single performance obligation.

5) Recognize revenue when or as performance obligations are satisfied

Revenue is recognized at the time the related performance obligation is satisfied by transferring the control of the promised service to a customer. Revenue is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those services. Fees for access to the Company’s platform and related support services by Consumer and Enterprise customers are considered one performance obligation, and the related revenue is recognized on a straight-line basis over the contract term as the Company satisfies its performance obligation.

The Company has a stand ready obligation to perform Degrees services continually throughout the period that the degree content is hosted on its platform. Degrees revenue is earned and paid by the university partner for each university term. As a result, revenue generated from each term is recognized ratably from the start of a term through the start of the following term.

Contract Assets and Liabilities—Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts in the period that the Company’s right to consideration is unconditional. Payment terms on invoiced amounts are typically 30-60 days. The timing of revenue recognition may differ from the timing of invoicing to customers. If revenue is recognized prior to the Company’s unconditional right to consideration, a contract asset is recorded. Deferred revenue consists of cash payments received in advance of performance obligations being delivered and is recorded as current or noncurrent based on the related period in which services will be provided.

Contract Acquisition and Fulfillment Costs—Contract acquisition costs consist of sales commissions and related payroll taxes associated with obtaining contracts with Enterprise customers.

Deferred Commissions—Customer acquisition costs are primarily related to sales commissions and related payroll taxes earned by the Company’s Enterprise sales force, which are incremental costs to obtaining a contract. Sales commissions and related payroll taxes for new and upsell Enterprise contracts are deferred and then amortized on a straight-line basis over the expected period of benefit, which is estimated to be three years. The Company determined the expected period of benefit by taking into consideration the length of terms in its Enterprise customer contracts, the life of the technology, and other factors. The Company amortizes these costs over three years since the commissions paid upon a contract renewal are not commensurate with the commissions paid on the initial contract and as such, the sales contract period is not commensurate with the expected period of benefit. Commissions and related payroll taxes paid for Enterprise contract renewals are amortized over the renewal term, which is generally two years.

Deferred commissions and related payroll taxes that will amortize within the succeeding 12-month period are classified as current and included in deferred costs in the consolidated balance sheets. The remaining balance is classified as noncurrent and included in other assets.

Deferred Partner Fees—These fulfillment costs are paid to educator partners in advance of the Company’s performance obligations being completed; are recorded within current assets or other assets, depending on the timing of the related revenue recognition; and are amortized into cost of revenue ratably over the term of the access being provided.

Cost of Revenue—Cost of revenue consists of content costs in the form of a fee paid to educator partners and expenses associated with the operation and maintenance of the Company’s platform. These expenses include the cost of servicing both paid learner and educator partner support requests, hosting and bandwidth costs, amortization of acquired technology and internal-use software, customer payment processing fees, and allocated depreciation and facilities costs.

Fair Value Measurements—Fair value is defined as the price that would be received for an asset or the “exit price” that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between independent market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs, where available. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. The classification of a financial asset or liability within the hierarchy is determined based on the lowest-level input that is significant to the fair value measurement. The Company’s assets and liabilities that were measured at fair value by level within the fair value hierarchy as of December 31, 2020 and 2021, are as follows:

	As of December 31, 2020
	Fair Value	Level 1	Level 2
Financial assets:
Cash equivalents—money market funds	$58,997	$58,997	$—
Marketable securities:
Corporate debt securities	8,551	—	8,551
Commercial paper	26,469	—	26,469
U.S. government Treasury bills	170,382	170,382	—
Total financial assets	$264,399	$229,379	$35,020

	As of December 31, 2021
	Fair Value	Level 1
Financial assets:
Cash equivalents—money market funds	$539,091	$539,091
Marketable securities:
U.S. government Treasury bills	241,117	241,117
Total financial assets	$780,208	$780,208

The Company remeasures certain assets, including intangible assets and its equity-method investment in a private company, at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. No such events or changes occurred during the years ended December 31, 2019, 2020 and 2021.

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

For purposes of assessing concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer. For the years ended December 31, 2019, 2020 and 2021, the Company did not have any customers that accounted for more than 10% of the Company’s revenue. As of December 31, 2020, the Company had one customer that accounted for 21% of its net accounts receivable balance, and as of December 31, 2021, no customer accounted for more than 10% of its net accounts receivable balance.

Income Taxes—The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining its income tax expense and deferred tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.

The Company utilizes the asset and liability method under which deferred tax assets and liabilities arise from the temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements, as well as from net operating loss and tax credit carryforwards. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided for under currently enacted tax law. A valuation allowance is established if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations, and risks associated with estimates of future taxable income in assessing the need for a valuation allowance. Net deferred tax assets as of December 31, 2021 was included in other assets in the consolidated balance sheet.

The Company regularly reviews its tax positions and benefits to be realized. The Company recognizes tax liabilities based upon its estimate of whether and the extent to which additional taxes will be due when such estimates are more likely than not to be sustained upon examination by the taxing authority. An uncertain income tax position will be recognized only if it is more likely than not to be sustained. The Company recognizes interest and penalties related to income tax matters as income tax expense.

Stock-Based Compensation—The Company measures and recognizes compensation expense for stock options, restricted stock units and awards granted to employees, directors, and service providers based on the estimated fair value on the date of the grant. The fair value of each option award is estimated on the grant date using the Black-Scholes option pricing model. The fair value of each restricted stock unit is based on the fair value of the Company’s common stock on the date of grant. The Company estimates the fair value of the shares to be issued under the employee stock purchase plan, or ESPP, using the Black-Scholes option pricing model at the commencement of an offering period.

Stock-based compensation is generally recognized on a straight-line basis over the requisite service period. The Company also grants certain awards that have performance-based vesting conditions. Stock-based compensation expense for such awards is recognized using an accelerated attribution method from the time it is deemed probable that the vesting condition will be met through the time the service-based vesting condition has been achieved. The Company recognizes forfeitures as they occur.

Net Loss Per Share Attributable to Common Stockholders—Basic and diluted net loss per share attributable to common stockholders is computed in conformity with the two-class method required for participating securities. The Company considers all series of its redeemable convertible preferred stock to be participating securities as the holders of such stock have the right to receive nonforfeitable dividends on a pari passu basis in the event that a dividend is paid on common stock. Under the two-class method, the net loss attributable to common stockholders is not allocated to the redeemable convertible preferred stock as the preferred stockholders do not have a contractual obligation to share in the Company’s losses.

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents to the extent they are dilutive. For purposes of this calculation, redeemable convertible preferred stock, common stock options, restricted stock units, ESPP, early exercised common stock options, and common stock warrants are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive for the period presented.

Comprehensive Loss—Comprehensive loss is composed of two components: net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of stockholders’ equity (deficit) but are excluded from net loss.

Research and Development—Expenditures for research and development of the Company’s technology and non-refundable contributions to the development of partner content are expensed when incurred unless they qualify as internal-use software development costs. Research and development costs consist principally of personnel costs, consulting services, content development contributions, and allocated facilities costs.

Advertising Costs—Advertising costs are expensed as incurred and are included in sales and marketing expense. For the years ended December 31, 2019, 2020 and 2021, these costs were $11,566, $21,005 and $28,740, respectively.

Foreign Currency—The majority of the Company’s sales contracts are denominated in U.S. dollars. In addition, the functional currency of the Company’s international subsidiaries is U.S. dollars. Foreign currency transaction gains and losses have not been material for any periods presented.

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

The JOBS Act does not preclude an emerging growth company from early adopting new or revised accounting standards. The Company early adopted ASU 2016-02, Leases (ASC 842), effective January 1, 2020, ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, effective July 1, 2021. The Company expects to use the extended transition period for any other new or revised accounting standards during the period for which the Company remains an emerging growth company.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This update requires capitalization of the implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Further, the standard also requires the Company to amortize the capitalized implementation costs of a hosting arrangement over the term of the hosting arrangement. This update is effective for the Company for the annual reporting period commencing January 1, 2021 and interim periods within the annual reporting period commencing January 1, 2022, and early adoption is permitted. The Company early adopted ASU 2018-15 on July 1, 2021 on a prospective basis for implementation costs incurred after January 1, 2021. The adoption of the standard did not have a material impact on the consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Revenue from Contracts with Customers (Topic 606), as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. This new guidance is effective for the Company in 2023 and interim periods within that year, and early adoption is permitted. The Company early adopted this guidance upon issuance to all business combinations that occur on or after the date of adoption. The adoption had no impact on the Company’s consolidated financial statements as there were no acquisitions accounted for as business combinations during the year ended December 31, 2021.

New Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and the allocation of consolidated income taxes to separate financial statements of entities not subject to income tax. ASU 2019-12 will be effective for the Company in 2022. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to accumulated deficit as of the beginning of the fiscal year of adoption. The Company does not expect a material impact of this update on its consolidated financial statements and related disclosures.

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

3. REVENUE RECOGNITION

Contract Balances—The Company’s contract assets and liabilities as of January 1, 2020, December 31, 2020 and 2021 were as follows:

	January 1, 2020	December 31, 2020	December 31, 2021
Contract assets:
Accounts receivable, net of allowance for doubtful accounts	$16,592	$39,976	$22,286
Unbilled revenue	64	745	12,110
Total contract assets	$16,656	$40,721	$34,396

Contract liabilities:
Deferred revenue	$41,607	$80,642	$98,488
Total contract liabilities	$41,607	$80,642	$98,488

Revenue recognized during the years ended December 31, 2019, 2020 and 2021 that was included in the deferred revenue balances at the beginning of the year was $27,501, $37,906 and $74,775, respectively.

There were no impairment losses recorded on contract assets during the years ended December 31, 2019, 2020 and 2021.

Remaining Performance Obligations—Remaining performance obligations are future revenue that are under noncancelable contracts but have not yet been recognized. As of December 31, 2021, the Company had remaining performance obligations of $274,656 and expects to recognize approximately 60% as revenue over the next twelve months and the remainder thereafter.

Costs to Obtain and Fulfill a Contract—During the years ended December 31, 2019, 2020 and 2021, the Company capitalized $4,906, $11,099 and $14,217, respectively, of commissions and related payroll tax expenditures and amortized $1,695, $4,156 and $8,197, respectively, to sales and marketing expense. As of December 31, 2020 and 2021, the amount of deferred commissions and related payroll tax expenditures included in deferred costs and in other assets was $5,990 and $6,568, and $9,761 and $8,817, respectively.

4. MARKETABLE SECURITIES

The following table presents the Company’s available-for-sale marketable securities as of December 31, 2020 and 2021:

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Corporate debt	$8,547	$4	$—	$8,551
Commercial paper	26,469	—	—	26,469
U.S. government Treasury bills	170,366	17	(1)	170,382
Total marketable securities	$205,382	$21	$(1)	$205,402

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
U.S. government Treasury bills	$241,369	$—	$(252)	$241,117
Total marketable securities	$241,369	$—	$(252)	$241,117

The gross realized gains and losses related to the Company’s marketable securities were not material for the years ended December 31, 2019, 2020 and 2021.

The following table presents the cost basis and fair value of available-for-sale marketable securities by contractual maturity date as of December 31, 2020 and 2021:

	December 31, 2020		December 31, 2021
	Amortized Cost	Estimated Fair Market Value	Amortized Cost	Estimated Fair Market Value
Due in one year or less	$205,382	$205,402	$241,369	$241,117

Investments in an unrealized loss position consisted of the following as of December 31, 2020 and 2021:

	December 31, 2020		December 31, 2021
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government Treasury bills	$20,201	$(1)	$241,117	$(252)
Total investments in an unrealized loss position	$20,201	$(1)	$241,117	$(252)

As of December 31, 2020 and 2021, no investments were in a continuous unrealized loss position for more than 12 months. The Company does not intend to sell any of these investments and it is not more likely than not that the Company would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity.

5. CONSOLIDATED BALANCE SHEET COMPONENTS

Property, Equipment and Software, net —Property, equipment and software, net as of December 31, 2020 and 2021, consisted of the following:

	Estimated Useful Lives	December 31, 2020	December 31, 2021
Internal-use software	2 years	$21,582	$35,508
Computer equipment and software	2 years	2,928	4,163
Leasehold improvements	Shorter of useful life or remaining lease term	7,057	7,119
Furniture and fixtures	5 years	2,973	3,051
Total property, equipment and software		34,540	49,841
Less accumulated depreciation and amortization		(15,896)	(25,116)
Property, equipment and software—net		$18,644	$24,725

Depreciation and amortization expense related to property, equipment and software for the years ended December 31, 2019, 2020 and 2021 was $4,740, $8,114 and $12,513, respectively, which included amortization expense of internal-use software of $3,273, $5,875 and $9,675 respectively, that is recorded within cost of revenue in the consolidated statements of operations.

Intangible Assets, net —Intangible assets, net as of December 31, 2020 and 2021 consisted of the following:

		December 31, 2020			December 31, 2021
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Assembled workforce	3 years	$181	$(83)	$98	$181	$(143)	$38
Developed technology	6 years	8,446	(1,930)	6,516	8,446	(3,337)	5,109
Content assets	5 years	3,956	—	3,956	5,721	(777)	4,944
Intangible assets		$12,583	$(2,013)	$10,570	$14,348	$(4,257)	$10,091

During the years ended December 31, 2019, 2020 and 2021, the Company capitalized zero, $3,956 and $1,765 of content assets, respectively. Intangible assets amortization expense was $542, $1,471 and $2,244 for the years ended December 31, 2019, 2020 and 2021, respectively.

As of December 31, 2021, the weighted-average remaining amortization period was 0.6 years for assembled workforce, 3.6 years for developed technology and 4.3 years for content assets. Amortization of assembled workforce is included in research and development expenses and amortization of developed technology and content assets is included in cost of revenue in the consolidated statements of operations.

As of December 31, 2021, future expected amortization expense for intangible assets was as follows:

Years Ending December 31
2022	$2,586
2023	2,551
2024	2,558
2025	2,030
2026	364
2027	2
Total	$10,091

6. INCOME TAXES

The components of loss before income tax for the years ended December 31, 2019, 2020 and 2021 were as follows:

	Year Ended December 31,
	2019	2020	2021
Domestic	$(46,974)	$(68,128)	$(148,343)
Foreign	973	2,828	5,254
Total	$(46,001)	$(65,300)	$(143,089)

The income tax expense for the years ended December 31, 2019, 2020 and 2021 consisted of the following:

	Year Ended December 31,
	2019	2020	2021
Current taxes:
Federal	$—	$—	$—
State	—	—	11
Foreign	718	1,515	3,025
Total current	$718	$1,515	$3,036

Deferred taxes:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	(910)
Total deferred	$—	$—	$(910)
Total income tax expense	$718	$1,515	$2,126

The reconciliation between the statutory U.S. federal income tax rate and the Company’s effective tax rate as a percentage of loss before income taxes was as follows:

	Year Ended December 31,
	2019	2020	2021
U.S federal income taxes at statutory rate	21.00%	21.00%	21.00%
State income taxes, net of federal benefit	1.27%	1.79%	4.28%
Foreign income taxes at rates other than the U.S. rate	(1.22)%	(1.02)%	(0.66)%
Change in valuation allowance	(22.30)%	(27.74)%	(47.32)%
Research and development credits	2.87%	5.29%	7.26%
Stock-based compensation	(2.58)%	(0.38)%	13.30%
Other	(0.60)%	(1.26)%	0.65%
Effective income tax rate	(1.56)%	(2.32)%	(1.49)%

As of December 31, 2020 and 2021, the components of deferred tax assets for federal and state income taxes consisted of the following:

	As of December 31,
	2020	2021
Deferred tax assets:
Net operating loss carryforwards	$71,075	$119,093
Accruals and reserves	183	633
Deferred revenue	608	1,489
Stock-based compensation	3,025	14,345
Research and development credits	14,427	25,330
Lease liabilities	5,976	4,643
Gross deferred tax assets	95,294	165,533
Valuation allowance	(84,065)	(151,768)
Total deferred tax assets	$11,229	$13,765
Deferred tax liabilities:
Depreciation and amortization	(3,539)	(4,711)
Deferred commissions	(2,862)	(4,335)
Right of use assets	(4,828)	(3,809)
Total deferred tax liabilities	$(11,229)	$(12,855)
Net deferred tax assets	$—	$910

A valuation allowance is provided for deferred tax assets where the recoverability of the assets is uncertain. The determination to provide a valuation allowance is dependent upon the assessment of whether it is more likely than not that some or all of the deferred tax assets will not be realized.

Based on the weight of the available evidence, which includes the Company’s historical operating losses, lack of taxable income, and the accumulated deficit, the Company has provided for a full valuation allowance against its U.S. federal and state deferred tax assets as of December 31, 2020 and 2021. The Company increased the valuation allowance for the years ended December 31, 2020 and 2021 by $22,553 and $67,703, respectively.

As of December 31, 2021, the Company had U.S. federal and state net operating loss carryforwards of $518,200 and $158,449, respectively, and U.S. federal and state research and development tax credit carryforwards of $15,436 and $9,894, respectively. If not utilized, certain of the federal and state net operating losses will expire at various dates beginning in 2030, while the federal research and development tax credit carryforwards will expire in various amounts beginning in 2033. State research and development tax credit carryforwards can be carried forward indefinitely.

The Company’s net operating loss and tax credit carryovers may be subject to annual limitations of usage, as promulgated by the Internal Revenue Service and similar state provisions, due to ownership changes that may have occurred in the past. The annual limitation may result in the expiration of net operating losses and credits before utilization.

The federal net operating loss carryforwards generated after December 31, 2017 have an indefinite carryforward period and are subject to an 80% deduction limitation based upon taxable income prior to net operating loss deduction. Of the total federal net operating loss carryforwards as of December 31, 2021, $367,261 are carried forward indefinitely, but are limited to 80% of taxable income. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. Changes in tax laws or rates are accounted for in the period of enactment. The CARES Act temporarily removes the 80% taxable income limitation for tax years beginning before 2021. Furthermore, it allows for a five-year carryback of federal net operating loss arising in 2018, 2019, and 2020. Due to the Company’s loss position, the CARES act did not have a material impact to the Company’s financial statements.

The Company files income tax returns in the U.S. federal jurisdiction as well as certain U.S. state and foreign jurisdictions with varying statutes of limitation. Due to loss carryovers, the statutes of limitations remain open for tax years from since inception in the major jurisdictions that the Company is subject to tax. The tax return for the fiscal year ending 2020 is currently under examination in India. The Company is not under examination in any other jurisdictions.

The Company did not provide deferred tax liabilities for foreign withholding taxes since the Company intends to permanently reinvest such earnings in respective foreign jurisdictions. The amount of the unrecognized deferred tax liability associated with these earnings is immaterial.

Uncertain Tax Positions—As of December 31, 2021, the Company’s total amount of unrecognized tax benefits was $12,539 of which $556 would impact the Company’s effective tax rate, if recognized. For the years ended December 31, 2019, 2020 and 2021, the activity related to the unrecognized tax benefits was as follows:

	Year Ended December 31,
	2019	2020	2021
Gross unrecognized tax benefits - beginning balance	$9,688	$14,099	$7,477
Increases related to tax positions taken during current year	4,411	2,210	4,850
Increases related to tax positions taken during prior years	—	—	220
Decreases related to tax positions during prior years	—	(8,832)	(8)
Gross unrecognized tax benefits - ending balance	$14,099	$7,477	$12,539

Interest and penalties related to unrecognized tax benefits are accrued as part of income tax provision and were immaterial as of December 31, 2021. The Company is currently unaware of uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in the next 12 months. The Company records interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

7. REDEEMABLE CONVERTIBLE PREFERRED STOCK

Redeemable Convertible Preferred Stock— Upon the closing of the Company’s IPO, all outstanding shares of its redeemable convertible preferred stock automatically converted into 75,305,400 shares of Common Stock on a one-for-one basis. As of December 31, 2021, there were no shares of redeemable convertible preferred stock issued and outstanding.

As of December 31, 2020, redeemable convertible preferred stock consisted of the following:

		December 31, 2020
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

The Company recorded the redeemable convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The Company classified the redeemable convertible preferred stock outside of stockholders’ deficit because in the event of certain “liquidation events” that were not solely within its control (including merger, acquisition, or sale of all or substantially all of its assets), the shares would become redeemable at the option of the holders. The Company did not adjust the carrying values of the redeemable convertible preferred stock to the deemed liquidation values of such shares since a liquidation event was not probable at the consolidated balance sheet date.

The significant rights and preferences of the outstanding redeemable convertible preferred stock were as follows:

Dividends—Dividend holders of Series A, Series B, Series C, Series D, Series E and Series F redeemable convertible preferred stocks (“Series A,” “Series B,” “Series C,” “Series D,” “Series E,” and “Series F” and collectively, the “Preferred Stock”) were entitled to receive noncumulative dividends at an annual rate of $0.077, $0.3922, $0.4075, $0.60, $0.96 and $1.36 per share, respectively. Such dividends would be payable when declared by the Company’s Board of Directors (the “Board of Directors”). No dividends would be payable on any common stock until dividends on Series A, Series B, Series C, Series D, Series E and Series F have been paid or declared by the Board of Directors. No dividends were declared or paid.

Redemption—While the Preferred Stock was not mandatorily redeemable, it was contingently redeemable in the event of certain “liquidation events” that were not solely within its control (including merger, acquisition, or sale of all or substantially all of its assets).

Liquidation Preference—In the event of any liquidation, dissolution, or winding-up of the Company, holders of Series A were entitled to a liquidation preference of $0.9628 per share, plus any declared but unpaid dividends prior to, and in preference to, any distributions to the holders of common stock. Holders of Series B were entitled to a liquidation preference of $4.9029 per share, plus any declared but unpaid dividends prior to, and in preference to, any distributions to the holders of Series A and common stock. Holders of Series C were entitled to a liquidation preference of $5.0935 per share, plus any declared but unpaid dividends prior to, and in preference to, any distributions to the holders of Series A, Series B, and common stock. Holders of Series D were entitled to a liquidation preference of $7.50 per share, plus any declared but unpaid dividends prior to, and in preference to, any distributions to the holders of Series A, Series B, Series C, and common stock. Holders of Series E were entitled to a liquidation preference of $12.00 per share, plus any declared but unpaid dividends prior to, and in preference to, any distributions to the holders of Series A, Series B, Series C, Series D, and common stock. Holders of Series F were entitled to a liquidation preference of $17.00 per share, plus any declared but unpaid dividends prior to, and in preference to, any distributions to the holders of Series A, Series B, Series C, Series D, Series E, and common stock. Any assets remaining following the distribution to the holders of Series A, Series B, Series C, Series D, Series E, and Series F would be distributed ratably among the holders of common stock.

Voting Rights—The holders of Series A, Series B, Series C, Series D, Series E and Series F were entitled to the number of votes equal to the number of shares of common stock into which such redeemable convertible preferred stock was convertible. The holders of Preferred Stock, voting as a single class, would be entitled to elect two members of the Board of Directors at any election of directors. The holders of common stock, voting as a single class, would be entitled to elect one member of the Board of Directors at any election of directors. The holders of the Preferred Stock and common stock, voting together as a single class on an as-converted basis, would be entitled to elect any remaining members of the Board of Directors at any election of directors.

Conversion—Each share of Series A, Series B, Series C, Series D, Series E, and Series F was convertible, at the option of the holder, into such number of fully paid nonassessable shares of common stock as was determined by dividing by the original issue price by the conversion price. The conversion price and resulting ratio was the same as the original issue price and ratio for each share of Series A, Series B, Series C, Series D, Series E and Series F. The conversion formula would be adjusted for such events as dilutive issuances, stock splits, or business combinations. Each share of Preferred Stock would automatically be converted into shares of common stock at the then-effective conversion price applicable to such share upon the earlier of (i) the date specified by written consent or agreement of holders of a majority of the shares of each series of Preferred Stock then outstanding (each voting separately as a series), or (ii) immediately upon the closing of the sale of the Company’s common stock in a firm commitment, underwritten public offering registered under the Securities Act of 1933, as amended (the “Securities Act”), other than a registration relating solely to a transaction under Rule 145 under the Securities Act (or any successor thereto) or to an employee benefit plan of the Company, the public offering price of which results in aggregate proceeds to the Company (before payment of any underwriters’ discounts and expenses relating to the issuance) of at least $50,000. Notwithstanding the foregoing, each share of any series of Preferred Stock would automatically be converted into shares of common stock at the then-effective conversion price applicable to such share upon the date specified by written consent or agreement of holders of a majority of the shares of such series of Preferred Stock.

8. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock— In connection with the IPO, the Company authorized the issuance of 10,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share, with rights and preferences, including voting rights, to be designated from time to time by the board of directors. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock Warrants— In June 2012, the Company issued a warrant in connection with an educator partner agreement to purchase up to 571,250 shares of the Company’s common stock at an exercise price of $0.20 per share. These warrants expire on the earlier of (i) June 2020, (ii) the sale of substantially all of the Company’s securities, or (iii) 60 days after the termination of the educator partner agreement. The vesting schedule of the warrants was based on attainment of certain customer course completion metrics for the partner’s content through June 2017.

As of December 31, 2019, the Company believed that 190,930 of these warrants were vested and exercisable per the terms of the educator partner agreement. In June 2020, the educator partner cash exercised the 190,930 warrants and attempted to net exercise 379,070 of the warrants. The Company and the educator partner entered dispute resolution procedures to resolve the dispute regarding the vesting of the 379,070 net exercised warrants. In December 2020, the dispute was resolved by both parties. The Company issued 187,305 fully vested shares of common stock to the educator partner and the educator partner entered into a contract amendment that expanded the extent of its content hosted on the Company’s platform. The Company did not record a charge to the consolidated income statement as a result of the resolution of the dispute as the value assigned to the settlement element was zero. The Company concluded that there would be significant expected future benefit to be obtained from the expansion of the educator partner’s content on its platform, and recorded the fair value of common stock issued (which was less than the expected fair value of the educator partner’s content to be made available on the Company’s platform) in the amount of $3,956 as an intangible content asset as of December 31, 2020 to be amortized over the estimated useful life of 5 years. Amortization commenced on March 1, 2021 when the content was made available on the Company's platform.

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

The Company adopted the 2021 Stock Incentive Plan (the “2021 Plan”) and 2021 Employee Stock Purchase Plan (the “ESPP”) in February 2021, which became effective on March 30, 2021 when the registration statement for the IPO was declared effective (collectively the 2021 Plan, the ESPP and the Predecessor Plans are referred to as the "Plans"). The 2021 Plan provides for the granting of incentive and nonstatutory stock options, RSUs and other equity awards. Pursuant to the ESPP, participants may contribute up to 15 percent of their eligible compensation to purchase shares of common stock at 85 percent of the lower of the market price of the Company's common stock on the date of commencement of the applicable offering period or on the last day of each six-month purchase period. The offering periods start on the first trading day on or after May 11 and November 11 of each year, except for the first offering period, which commenced on the Company’s IPO effective date, or March 30, 2021, and ends on May 10, 2023.

As of December 31, 2021, 14,333,573 shares of the Company's common stock, plus certain automatic annual increases in the number of shares of the Company's common stock reserved for future issuance under the 2021 Plan, and any shares subject to outstanding awards under the Predecessor Plans after the effective date of the 2021 Plan that are subsequently (i) forfeited or terminated, (ii) not issued because such award is settled in cash, or (iii) withheld or reacquired to satisfy the applicable exercise, strike, or purchase price, or a tax withholding obligation, were reserved for future issuance under the 2021 Plan. As of January 1, 2022, an additional 7,095,302 shares of common stock became available for future grants under the 2021 Plan.

As of December 31, 2021, 2,571,952 shares of the Company's common stock, plus certain automatic annual increases in the number of shares of the Company's common stock, were reserved for issuance under the ESPP. As of January 1, 2022, an additional 1,419,060 shares of common stock became available for future issuance under the ESPP pursuant to the provisions thereof that automatically increase the share reserve under such plan each year.

Stock Options—The Company may grant options at prices not less than the fair market value at the date of grant. These options generally expire 10 years from the date of grant. Incentive stock options and nonstatutory options generally vest ratably over a four-year service period.

Stock option activity under the Plans for the years ended December 31, 2019, 2020 and 2021 was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance—January 1, 2019	27,748,135	$2.16	8.13	$4,574
Granted	8,229,541	5.73
Exercised	(4,261,484)	2.09
Canceled	(2,750,552)	2.08
Balance—December 31, 2019	28,965,640	$3.18	8.00	$106,730
Granted	10,054,450	7.90
Exercised	(4,240,315)	2.42
Canceled	(2,321,367)	5.04
Balance—December 31, 2020	32,458,408	$4.60	7.75	$625,058
Granted	663,256	29.99
Exercised	(8,731,889)	3.70
Canceled	(1,388,903)	5.62
Balance—December 31, 2021	23,000,872	$5.62	6.81	$436,630
Options vested—December 31, 2021	13,931,506	$3.48	5.91	$292,064

Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock as determined by the Board of Directors. The aggregate intrinsic value of options exercised was $15,788, $50,286, and $296,635 for the years ended December 31, 2019, 2020 and 2021. The weighted-average grant-date fair value of options granted for the years ended December 31, 2019, 2020 and 2021 was $2.69, $5.66, and $16.23, respectively.

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

RSU activity during the years ended December 31, 2020 and 2021 was as follows:

	Number of Shares	Weighted- Average Grant Fair Value	Aggregate Intrinsic Value
Unvested balance—January 1, 2020	—	$—	$—
Granted	3,286,400	17.91
Forfeited	(9,800)	12.78
Unvested balance—December 31, 2020	3,276,600	$17.92	$19,454
Granted	5,405,979	35.13
Released	(502,135)	15.73
Forfeited	(793,156)	27.07
Unvested balance—December 31, 2021	7,387,288	$29.68	$180,545

The aggregate grant-date fair value of RSUs that vested was zero for the years ended December 31, 2019 and 2020, and $18,767 for the year ended December 31, 2021.

Stock-Based Compensation Expense—The Company records stock-based compensation expense based on the fair value as determined on the grant date. The Company estimates the fair value of stock options and shares of common stock to be issued under the ESPP utilizing the Black-Scholes option-pricing model. Key assumptions of the Black-Scholes option-pricing model are the risk-free interest rate, expected volatility, expected term and expected dividends. The Company recognizes such compensation expense on a straight-line basis over the requisite vesting period for each award. The fair value of restricted stock awards equals the market value of the underlying stock on the date of grant. These amounts are estimates and, thus, may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants.

A summary of the weighted-average assumptions the Company utilized to record compensation expenses for stock options granted during the years ended December 31, 2019, 2020 and 2021 is as follows:

	Year Ended December 31,
	2019	2020	2021
Fair value of common stock	$5.70	$10.30	$29.99
Risk-free interest rate	1.8%	0.6%	1.3%
Expected term (in years)	6.1	6.1	6.2
Expected volatility	46.8%	50.3%	57.1%
Dividend yield	—%	—%	—%

The following table summarizes the assumptions used in estimating the fair value of ESPP using the Black-Scholes option-pricing model:

Year Ended December 31,
2021
Risk-free interest rate	0.03%-0.51%
Expected term (in years)	0.49-2.03
Expected volatility	48.3%-61.9%
Dividend yield	—%

The Company determines valuation assumptions as follows:

Fair Value of Common Stock— Prior to the IPO, the fair value was determined by the Company’s Board of Directors. The Board of Directors considers numerous objective and subjective factors to determine the fair value of the Company’s common stock at each meeting in which awards are approved. The factors considered include, but are not limited to: (i) the results of contemporaneous independent third-party valuations of the Company’s common stock; (ii) the prices, rights, preferences, and privileges of the Company’s redeemable convertible preferred stock relative to those of its common stock; (iii) the lack of marketability of the Company’s common stock; (iv) actual operating and financial results; (v) current business conditions and projections; (vi) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company, given prevailing market conditions; and (vii) precedent transactions involving the Company’s shares. Subsequent to the IPO, the fair value of the Company's common stock is determined by the closing price, on the date of grant, of its common stock, which is traded on the New York Stock Exchange.

Expected Term—The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. For option grants considered to be “plain vanilla,” the Company determined the expected term using the simplified method. The simplified method deems the term to be the average of the time to vesting and the contractual life of the options. For ESPP, the expected term represents the term from the first day of the offering period to the purchase date.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the option or ESPP share.

Expected Volatility—Since the Company does not have a sufficient trading history of its common stock, the expected volatility was derived from the average historical stock volatilities of several unrelated public companies, within the Company’s industry, that it considers to be comparable to its business over a period equivalent to the expected term of the stock option grants or ESPP shares.

Dividend Rate—The expected dividend was assumed to be zero as the Company has never paid dividends and has no current plans to do so.

Each of these inputs above is subjective and generally requires significant judgment to determine.

Stock-based compensation expense for the years ended December 31, 2019, 2020 and 2021, is classified in the consolidated statements of operations as follows:

	Year Ended December 31,
	2019	2020	2021
Cost of revenue	$491	$516	$2,092
Research and development	7,038	6,960	42,783
Sales and marketing	3,189	4,097	25,992
General and administrative	5,599	5,234	20,316
Total	$16,317	$16,807	$91,183

The Company capitalized $362, $966 and $4,890 of stock-based compensation related to its internal-use software during the years ended December 31, 2019, 2020 and 2021, respectively.

As of December 31, 2021, there was a total of $50,414 unrecognized employee compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.19 years. In addition, as of December 31, 2021, total unrecognized compensation cost related to unvested RSUs was $158,875 which is expected to be recognized over a weighted-average period of approximately 2.43 years. Total unrecognized compensation cost related to ESPP as of December 31, 2021 was $15,949, which is expected to be recognized over a weighted-average period of approximately 0.97 years.

Income tax benefits recognized from stock-based compensation expense for the years ended December 31, 2019 and 2020 were immaterial due to cumulative losses and valuation allowances. Income tax benefits recognized from stock-based compensation expense for the year ended December 31, 2021 were $821.

Income tax benefits realized related to stock awards vested and exercised for the years ended December 31, 2019 and 2020 were immaterial due to cumulative losses and valuation allowances. For the year ended December 31, 2021, income tax benefits realized related to stock awards vested and exercised were $968.

Common Stock Reserved for Issuance—The Company’s common stock reserved for future issuance as of December 31, 2020 and 2021 was as follows:

	December 31, 2020	December 31, 2021
Conversion of convertible preferred stock	75,305,400	—
Stock options outstanding	32,458,408	23,000,872
RSUs outstanding	3,276,600	7,387,288
Shares available for future grants	8,098,484	16,905,525
Total shares of common stock reserved	119,138,892	47,293,685

9. NET LOSS PER SHARE

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2019, 2020 and 2021:

	Year Ended December 31,
	2019	2020	2021
Numerator:
Net loss attributable to common stockholders	$(46,719)	$(66,815)	$(145,215)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	32,276,258	37,207,492	113,587,523
Net loss per share attributable to common stockholders—basic and diluted	$(1.45)	$(1.80)	$(1.28)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	As of December 31,
	2019	2020	2021
Redeemable convertible preferred stock	67,658,342	75,305,400	—
Common stock options	28,965,640	32,458,408	23,000,872
RSUs	—	3,276,600	7,387,288
Common stock warrants	571,250	—	—
Shares subject to repurchase	92,858	52,084	2,607
ESPP	—	—	65,446
Total	97,288,090	111,092,492	30,456,213

10. LEASES

The Company has entered into various non-cancelable office space operating leases with lease periods expiring through November 2024. These leases do not contain residual value guarantees, covenants, or other restrictions.

The components of lease costs for the years ended December 31, 2020 and 2021 were as follows:

	2020	2021
Lease costs
Operating lease cost	$6,856	$6,663
Short term lease cost	779	1,122
Variable lease cost(1)	1,302	1,690
Total lease costs	$8,937	$9,475

(1) Variable lease cost is primarily related to payments made to the Company’s landlords for common area maintenance, property taxes, insurance, and other operating expenses.

Rent expense incurred under operating leases prior to adoption of ASC 842 was $4,786 for the year ended December 31, 2019.

Future lease payments under the Company’s non-cancelable operating leases, which do not include short-term leases, as of December 31, 2021, were as follows:

Operating leases
2022	$6,829
2023	7,668
2024	7,226
2025 and thereafter	—
Total lease payments	21,723
Less imputed interest	(1,828)
Present value of operating lease liabilities	$19,895
Operating lease liabilities, current	8,031
Operating lease liabilities, non-current	11,864
Total operating lease liabilities	$19,895

Supplemental cash flow information related to the Company’s operating leases for years ended December 31, 2020 and 2021 as well as the weighted-average remaining lease term and weighted-average discount rate as of December 31, 2020 and 2021 were as follows:

	Year Ended December 31,
	2020	2021
Supplemental cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$7,548	$7,683
Operating lease ROU assets obtained in exchange for lease liabilities	—	—

	As of December 31,
Lease term and discount rate	2020	2021
Weighted-average remaining operating lease term (years)	3.87	2.92
Weighted-average operating lease discount rate	5.68%	5.70%

11. COMMITMENTS AND CONTINGENCIES

Purchase Obligations—Purchase obligations relate mainly to a third-party cloud infrastructure agreement and subscription arrangements as well as service agreements used to facilitate the Company’s operations. As of December 31, 2021, the Company had approximately $47,644 of future minimum payments under the Company’s non-cancelable purchase obligations which is expected to be paid through 2026.

Purchase Obligations
2022	$9,491
2023	9,611
2024	9,665
2025	8,159
2026	10,718
Thereafter	—
Total	$47,644

Litigation—The Company continually evaluates uncertainties associated with litigation and records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and (ii) the loss or range of loss can be reasonably estimated. If the Company determines that a loss is possible and a range of the loss can be reasonably estimated, the Company discloses the range of the possible loss in the notes to the consolidated financial statements. The Company evaluates, on a quarterly basis, developments in its legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related ranges of possible losses disclosed, and makes adjustments and changes to its disclosures as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss, and such amounts could be material. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), the Company has determined it does not have material exposure on an aggregate basis at this time.

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

12. 401(k) PLAN

The Company has a 401(k) savings plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer-matching contribution. The Company has made no matching contributions to the 401(k) Plan for the years ended December 31, 2019, 2020 and 2021.

13. RELATED-PARTY TRANSACTION

During the year ended December 31, 2017, the Company entered into a content sourcing agreement with a related party in the normal course of business. Content fees earned by the related party during the years ended December 31, 2019, 2020 and 2021 were $5,876, $6,171, and $6,558, respectively. As of December 31, 2020 and 2021, outstanding educator partner payables related to this content sourcing agreement were $4,821 and $1,502, respectively.

14. SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s Chief Executive Officer is its CODM. For the purposes of allocating resources and assessing performance, the CODM examines three segments which are the Company’s three revenue sources: Consumer, Enterprise, and Degrees. This is also consistent with how the Company disaggregates revenue.

The Consumer segment targets individual learners seeking to obtain hands-on learning, gain valuable job skills, receive professional-level certifications, and otherwise increase their knowledge and advance their careers. The Enterprise segment is focused on helping businesses and government customers upskill and reskill their employees and citizens, respectively, and helping university customers deliver online courses to their students. The Degrees segment is engaged in partnering with universities to deliver fully online bachelor’s and master’s degrees. The CODM measures the performance of each segment primarily based on segment revenue and segment gross profit.

Segment gross profit, as presented below, is defined as segment revenue less certain costs of revenue which represent content costs paid to educator partners. Content costs only apply to the Consumer and Enterprise segments as there is no content cost attributable to the Degrees segment. Instead, in the Degrees segment, the Company earns a Degrees service fee based on a percentage of the total online student tuition collected by the university partner. Expenses other than content costs included in cost of revenue are not allocated to segments because they are managed at the consolidated corporate level. These unallocated costs include platform and support costs, stock-based compensation expense, amortization of acquired intangible assets and internal-use software. In addition, the Company does not allocate sales and marketing expenses, research and development expenses, and general and administrative expenses because the CODM does not include the information in his measurement of the performance of the operating segments. While the Company has expanded its customer segments from Consumer to Enterprise and to Degrees, the Company’s technical and operating platforms continue to support the entire Company.

The CODM does not use asset information by segments to assess performance and make decisions regarding allocation of resources, and the Company does not track its long-lived assets by segment. The geographic identification of these assets is set forth below.

Financial information for each reportable segment was as follows:

	Year Ended December 31,
Revenue	2019	2020	2021
Consumer	$121,011	$192,909	$246,187
Enterprise	48,262	70,784	120,429
Degrees	15,138	29,818	48,671
Total revenue	$184,411	$293,511	$415,287
Segment gross profit
Consumer	$64,645	$106,509	$161,510
Enterprise	34,184	48,972	81,253
Degrees	15,138	29,818	48,671
Total segment gross profit	$113,967	$185,299	$291,434
Reconciliation of segment gross profit to gross profit
Platform and support costs	$14,861	$22,833	$28,014
Stock-based compensation expense	491	516	2,092
Amortization of internal-use software	3,273	5,875	9,675
Amortization of intangibles	520	1,410	2,184
Total reconciling items	$19,145	$30,634	$41,965
Gross profit	$94,822	$154,665	$249,469

Geographic Information:

Revenue: The following table summarizes the revenue by region based on the billing address of the Company’s customers:

	Year Ended December 31,
	2019	2020	2021
United States	$89,951	$143,478	$210,513
Europe, Middle East, and Africa	52,086	83,227	112,643
Asia Pacific	27,672	40,732	54,763
Other	14,702	26,074	37,368
Total	$184,411	$293,511	$415,287

No single country other than the United States represented 10% or more of the Company’s total revenue during the years ended December 31, 2019, 2020 and 2021.

Long-lived assets: The following table presents the Company’s long-lived assets, consisting of property, equipment and software, net of depreciation and amortization, and operating lease right-of-use assets, by geographic region:

	December 31, 2020	December 31, 2021
United States	$39,202	$40,245
Rest of World	1,064	801
Total	$40,266	$41,046

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of December 31, 2021 at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Item 9B. Other information

None.

Item 9C. Disclosures regarding foreign jurisdictions that prevent inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item (other than the information set forth in the next paragraph) will be included in our definitive proxy statement for our 2022 annual meeting of stockholders, or our 2022 Proxy Statement, to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated herein by reference.

Our board of directors has adopted a code of conduct that applies to all of our employees, officers, and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of our code of conduct is posted on the investor relations section on our website, which is located at https://investor.coursera.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our code of conduct by posting such information in the investor relations section of our website.

Item 11. Executive Compensation.

The information required by this Item will be included in our 2022 Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in our 2022 Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in our 2022 Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be included in our 2022 Proxy Statement to be filed within 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statements Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

See Index to Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

2. Financial Statement Schedules

Schedules not listed above have been omitted because they are not required, not applicable, or the required information is otherwise included.

3. Exhibits

The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference as indicated. Each management contract or compensatory plan or arrangement required to be filed has been identified.

Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation, as amended and as currently in effect.	10-Q	001-40275	3.1	8/13/2021
3.2	Amended and Restated Bylaws, as amended and as currently in effect.	10-Q	001-40275	3.2	8/13/2021
4.1	Form of Common Stock Certificate.	S-1	333-253932	4.1	3/5/2021
4.2	Description of Capital Stock.
10.1	Lease by and between Coursera, Inc. and SFERS Real Estate Corp. U, dated as of October 31, 2001, as amended.	S-1	333-253932	10.1	3/5/2021
10.2	Form of Indemnification Agreement between Coursera, Inc. and its directors and officers.	S-1	333-253932	10.2	3/5/2021
10.3	Coursera, Inc. 2014 Executive Stock Incentive Plan, as amended, and Forms of Stock Option Agreement, Option Exercise Agreement, and Restricted Stock Award Agreement thereunder.	S-1	333-253932	10.3	3/5/2021
10.4	Coursera, Inc Stock Incentive Plan, as amended and restated, and Forms of Stock Option Agreement, Stock Exercise Agreement, and Restricted Stock Unit Agreement thereafter.	S-1	333-253932	10.4	3/5/2021
10.5	Form of Coursera, Inc. 2021 Stock Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise, Stock Option Grant Notice, Restricted Stock Unit Agreement, and Restricted Stock Agreement thereunder.	S-1/A	333-253932	10.5	3/22/2021
10.6	Form of Coursera, Inc. 2021 Employee Stock Purchase Plan.	S-1/A	333-253932	10.6	3/22/2021
10.7	Offer Letter between Coursera, Inc. and Jeffrey N. Maggioncalda, dated June 1, 2017.	S-1	333-253932	10.7	3/5/2021
10.8	Offer Letter between Coursera, Inc. and Kenneth R. Hahn, dated April 27, 2020.	S-1	333-253932	10.8	3/5/2021
10.9	Offer Letter between Coursera, Inc. and Betty M. Vandenbosch, dated February 26, 2020.	S-1	333-253932	10.9	3/5/2021
10.10	Offer Letter between Coursera, Inc. and Leah F. Belsky, dated July 1, 2018.	S-1	333-253932	10.10	3/5/2021
10.11	Offer Letter between Coursera, Inc. and Anne T. Cappel, dated October 19, 2017.	S-1	333-253932	10.11	3/5/2021
10.12	Offer Letter between Coursera, Inc. and Kimberly A. Caldbeck, dated June 11, 2018.	S-1	333-253932	10.12	3/5/2021
10.13	Offer Letter between Coursera, Inc. and Shravan K. Goli, dated March 29, 2018.	S-1	333-253932	10.13	3/5/2021
10.14	Offer Letter between Coursera, Inc. and Richard J. Jacquet, Jr., dated December 27, 2018.	S-1	333-253932	10.15	3/5/2021

10.15	Offer Letter between Coursera, Inc. and Xueyan Wang, dated March 26, 2018.	S-1	333-253932	10.16	3/5/2021
10.16	Offer Letter between Coursera, Inc. and Chun Yu (“Richard”) Wong, dated February 5, 2018.	S-1	333-253932	10.17	3/5/2021
10.17	Offer Letter between Coursera, Inc. and William Billings, dated July 26, 2021.	10-Q	001-40275	10.1	11/10/2021
10.18	Online Course Hosting and Services Agreement by and between DeepLearning.AI. Corp. and Coursera, Inc., dated October 1, 2020.	S-1	333-253932	10.18	3/5/2021
10.19	Consultant and Proprietary Information Nondisclosure Agreement between Coursera, Inc. and Andrew Y. Ng, dated June 1, 2014.	S-1	333-253932	10.19	3/5/2021
10.20	Coursera, Inc. Executive Severance Plan.	S-1	333-253932	10.20	3/5/2021
10.21	Amended and Restated Investors’ Rights Agreement by and among Coursera, Inc., Future Fund Investment Company No. 4 Pty Ltd., and the investors listed therein, dated July 7, 2020.	S-1	333-253932	10.21	3/5/2021
10.22	Non-Employee Director Compensation Policy of the Board of Directors of Coursera, Inc.	S-1	333-253932	10.22	3/5/2021
21.1	List of Subsidiaries of Coursera, Inc.
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm
24.1	Power of Attorney (included on signature page)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

# In accordance with Item 601(b)(32)(ii) of Regulation S‑K and SEC Release No. 34‑47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10‑K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the Company specifically incorporates it by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COURSERA, INC.

Date: March 3, 2022	By:	/s/ Jeffrey N. Maggioncalda
Jeffrey N. Maggioncalda
President, Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey N. Maggioncalda and Kenneth R. Hahn, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place, or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeffrey N. Maggioncalda	President, Chief Executive Officer and Director	March 3, 2022
Jeffrey N. Maggioncalda	(Principal Executive Officer)

/s/ Kenneth R. Hahn	Chief Financial Officer	March 3, 2022
Kenneth R. Hahn	(Principal Financial Officer and Principal Accounting Officer)

/s/ Andrew Y. Ng	Chairman	March 3, 2022
Andrew Y. Ng

/s/ Carmen Chang	Director	March 3, 2022
Carmen Chang

/s/ Amanda M. Clark	Director	March 3, 2022
Amanda M. Clark

/s/ L. John Doerr	Director	March 3, 2022
L. John Doerr

/s/ Theodore R. Mitchell	Director	March 3, 2022
Theodore R. Mitchell

/s/ Scott D. Sandell	Director	March 3, 2022
Scott D. Sandell

/s/ Sabrina L. Simmons	Director	March 3, 2022
Sabrina L. Simmons