Form 10-Q
period 2022-03-31
Coursera, Inc.
filed 2022-05-06
CIK 1651562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 28, 2022, the registrant had 144,051,175 shares of common stock, $0.00001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

COURSERA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$361,315	$580,658
Marketable securities	419,104	241,117
Accounts receivable, net of allowance for doubtful accounts of $195 and $105 as of March 31, 2022 and December 31, 2021, respectively	54,185	34,396
Deferred costs, net	20,031	19,666
Prepaid expenses and other current assets	23,269	16,494
Total current assets	877,904	892,331
Property, equipment, and software, net	26,403	24,725
Operating lease right-of-use assets	15,050	16,321
Intangible assets, net	9,703	10,091
Restricted cash	2,061	2,061
Other assets	15,743	13,381
Total assets	$946,864	$958,910

Liabilities and Stockholders’ Equity
Current liabilities:
Educator partners payable	$53,897	$49,206
Other accounts payable and accrued expenses	11,263	23,257
Accrued compensation and benefits	16,036	18,353
Operating lease liabilities, current	8,060	8,031
Deferred revenue, current	106,836	94,637
Other current liabilities	7,745	7,639
Total current liabilities	203,837	201,123
Operating lease liabilities, non-current	10,278	11,864
Deferred revenue, non-current	3,109	3,851
Other liabilities	955	559
Total liabilities	218,179	217,397
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized as of March 31, 2022 and December 31, 2021; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value—300,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 146,578,434 shares issued and 143,830,496 shares outstanding as of March 31, 2022, and 144,653,979 shares issued and 141,906,041 shares outstanding as of December 31, 2021	1	1
Additional paid-in capital	1,262,283	1,235,231
Treasury stock—at cost, 2,747,938 shares as of March 31, 2022 and December 31, 2021	(4,701)	(4,701)
Accumulated other comprehensive loss	(1,864)	(252)
Accumulated deficit	(527,034)	(488,766)
Total stockholders’ equity	728,685	741,513
Total liabilities and stockholders’ equity	$946,864	$958,910

See notes to unaudited condensed consolidated financial statements.

COURSERA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$120,433	$88,362
Cost of revenue	42,803	38,826
Gross profit	77,630	49,536
Operating expenses:
Research and development	37,955	22,140
Sales and marketing	51,667	32,613
General and administrative	25,178	13,144
Total operating expenses	114,800	67,897
Loss from operations	(37,170)	(18,361)
Interest income	335	80
Other expense, net	(425)	(7)
Loss before income taxes	(37,260)	(18,288)
Income tax expense	1,008	375
Net loss	$(38,268)	$(18,663)
Net loss per share—basic and diluted	$(0.27)	$(0.45)
Weighted average shares used in computing net loss per share—basic and diluted	143,026,907	41,218,355

See notes to unaudited condensed consolidated financial statements.

COURSERA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(38,268)	$(18,663)
Change in unrealized (loss) gain on marketable securities, net of tax	(1,612)	3
Comprehensive loss	$(39,880)	$(18,660)

See notes to unaudited condensed consolidated financial statements.

COURSERA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Redeemable							Accumulated
	Convertible				Additional			Other		Total
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity (Deficit)
Balance—December 31, 2021	—	$—	144,653,979	$1	$1,235,231	(2,747,938)	$(4,701)	$(252)	$(488,766)	$741,513
Issuance of common stock upon exercise of options	—	—	1,728,006	—	6,450	—	—	—	—	6,450
Vesting of restricted stock units	—	—	322,335	—	—	—	—	—	—	—
Tax withholding on vesting of restricted stock units	—	—	(125,886)	—	(2,625)	—	—	—	—	(2,625)
Stock compensation expense	—	—	—	—	23,227	—	—	—	—	23,227
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	(1,612)	—	(1,612)
Net loss	—	—	—	—	—	—	—	—	(38,268)	(38,268)
Balance—March 31, 2022	—	$—	146,578,434	$1	$1,262,283	(2,747,938)	$(4,701)	$(1,864)	$(527,034)	$728,685

Balance—December 31, 2020	75,305,400	$462,293	43,049,228	$—	$126,408	(2,747,938)	$(4,701)	$20	$(343,551)	$(221,824)
Issuance of common stock upon exercise of options	—	—	2,891,926	—	8,564	—	—	—	—	8,564
Vesting of early exercise stock options	—	—	—	—	21	—	—	—	—	21
Stock compensation expense	—	—	—	—	5,810	—	—	—	—	5,810
Change in unrealized gain on marketable securities	—	—	—	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	—	—	—	(18,663)	(18,663)
Balance—March 31, 2021	75,305,400	$462,293	45,941,154	$—	$140,803	(2,747,938)	$(4,701)	$23	$(362,214)	$(226,089)

See notes to unaudited condensed consolidated financial statements.

COURSERA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(38,268)	$(18,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,182	2,931
Stock-based compensation	21,978	5,284
Amortization or accretion of marketable securities	510	177
Other	2,119	98
Changes in operating assets and liabilities:
Accounts receivable, net	(19,997)	5,041
Prepaid expenses and other assets	(11,467)	260
Operating lease right-of-use assets	1,271	1,345
Accounts payable and accrued expenses	(6,670)	(3,032)
Accrued compensation and other liabilities	(1,815)	(4,330)
Operating lease liabilities	(1,557)	(1,582)
Deferred revenue	11,457	8,124
Net cash used in operating activities	(38,257)	(4,347)
Cash flows from investing activities:
Purchases of marketable securities	(180,552)	—
Proceeds from maturities of marketable securities	—	82,500
Purchases of property, equipment, and software	(400)	(307)
Capitalized internal-use software costs	(3,544)	(3,985)
Purchases of content assets	(617)	(170)
Net cash (used in) provided by investing activities	(185,113)	78,038
Cash flows from financing activities:
Proceeds from exercise of stock options	6,947	8,564
Payment of deferred offering costs	(295)	(4,061)
Payment of tax withholding on vesting of restricted stock units	(2,625)	—
Net cash provided by financing activities	4,027	4,503
Net (decrease) increase in cash, cash equivalents, and restricted cash	(219,343)	78,194
Cash, cash equivalents, and restricted cash—Beginning of period	582,719	82,426
Cash, cash equivalents, and restricted cash—End of period	$363,376	$160,620

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$361,315	$158,072
Restricted cash	2,061	2,548
Total cash, cash equivalents, and restricted cash	$363,376	$160,620

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$808	$530
Supplemental disclosure of noncash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$1,249	$526
Unpaid deferred offering costs	$—	$2,182

See notes to unaudited condensed consolidated financial statements.

COURSERA, INC. AND SUBSIDIARIES

NOTES TO ConDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except share and per share data)

1.
ORGANIZATION AND DESCRIPTION OF BUSINESS

Description of Business

Coursera, Inc., a Delaware public benefit corporation, together with its subsidiaries (“Coursera”, the “Company”, “we”, “us” or “our”), is an online learning platform that connects learners, educators, and institutions with the goal of providing world-class educational content that is affordable, accessible, and relevant. We combine content, data, and technology into a platform that is customizable and extensible to both individual learners and institutions. We partner with leading university and industry partners (“educator partners”) to bring quality higher education to a broad range of individuals, businesses, organizations, and governments. We also sell directly to institutions, including employers, colleges and universities, organizations, and governments, to enable their employees, students, and citizens to gain critical skills aligned to the job markets of today and tomorrow. Our corporate headquarters is located in Mountain View, California.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and following the requirements of the Securities and Exchange Commission (“SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of the Company’s financial information. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or for any other future year. The balance sheet as of December 31, 2021 has been derived from audited consolidated financial statements at that date but does not include all information required by GAAP for annual consolidated financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 3, 2022.

Principles of Consolidation—The unaudited condensed consolidated financial statements include the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Segment Information—The Company defines its segments as those operations the chief operating decision maker (“CODM”), determined to be the Chief Executive Officer of the Company, regularly reviews to allocate resources and assess performance. For the three months ended March 31, 2022 and 2021, the Company operated under three segments: Consumer, Enterprise, and Degrees. The Company continually monitors and reviews its segment reporting structure in accordance with Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, to determine whether any changes have occurred that would impact its reportable segments. For further information on the Company’s segment reporting, see Note 15 “Segment and Geographic Information.”

Use of Estimates—The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to the fair value of common stock and stock-based awards; period of benefit for capitalized commissions; internal-use software costs; useful lives of long-lived assets; the carrying value of operating lease right-of-use assets; valuation of intangible assets and income tax expense, including the valuation of deferred tax assets and liabilities, among others.

Summary of Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies as of and for the three months ended March 31, 2022 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 3, 2022.

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

For purposes of assessing concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer. For the three months ended March 31, 2022 and 2021, the Company did not have any customers that accounted for more than 10% of the Company’s revenue. As of March 31, 2022, the Company had one customer that accounted for 22% of its net accounts receivable balance that has since been collected within typical business terms. As of December 31, 2021, no customer accounted for more than 10% of the Company’s net accounts receivable balance.

New Accounting Pronouncements Recently Adopted

Coursera is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the unaudited condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

The JOBS Act does not preclude an emerging growth company from early adopting new or revised accounting standards. We early adopted Accounting Standards Update (“ASU”) 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, effective July 1, 2021. The Company expects to use the extended transition period for any other new or revised accounting standards during the period for which the Company remains an emerging growth company.

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC Topic 740, Income Taxes, related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and the allocation of consolidated income taxes to separate financial statements of entities not subject to income tax. Upon adoption, certain aspects of this standard are applied retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to accumulated deficit as of the beginning of the fiscal year of adoption. We adopted ASU 2019-12 effective January 1, 2022, and the adoption did not have a material impact on our unaudited condensed consolidated financial statements and related disclosures.

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses, which provides new authoritative guidance with respect to the measurement of credit losses on financial instruments. This update changes the impairment model for most financial assets and certain other instruments by introducing a current expected credit loss (“CECL”) model. The CECL model is a forward-looking approach based on expected losses rather than incurred losses, requiring entities to estimate and record losses expected over the remaining contractual life of an asset. The guidance will be effective for the Company in 2023 and early adoption beginning in 2019 is permitted. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements and related disclosures.

3. REVENUE RECOGNITION

Contract Balances—The Company’s contract assets and liabilities as of March 31, 2022, December 31, 2021, and January 1, 2021 were as follows:

	March 31, 2022	December 31, 2021	January 1, 2021
Contract assets:
Billed accounts receivable, net of allowance for doubtful accounts	$44,532	$22,286	$39,976
Unbilled accounts receivable	9,653	12,110	745
Total contract assets	$54,185	$34,396	$40,721

Contract liabilities:
Deferred revenue	$109,945	$98,488	$80,642
Total contract liabilities	$109,945	$98,488	$80,642

Revenue recognized during the three months ended March 31, 2022 and 2021 that was included in the deferred revenue balances at the beginning of the year was $47,160 and $37,522, respectively.

Remaining Performance Obligations—Remaining performance obligations represent future promises to transfer goods or services under noncancelable contracts for which revenue has not yet been recognized and we do not yet have the right to bill. As of March 31, 2022, the Company had remaining performance obligations of $273,107 and expects to recognize approximately 64% as revenue over the next 12 months and the remainder thereafter.

Costs to Obtain and Fulfill a Contract—During the three months ended March 31, 2022 and 2021, the Company capitalized $2,493 and $2,289, respectively, of commissions and related payroll tax expenditures and amortized $2,744 and $1,666, respectively, to sales and marketing expense. As of March 31, 2022 and December 31, 2021, the amount of deferred commissions and related payroll tax expenditures included in deferred costs and in other assets was $10,087 and $8,240, and $9,761 and $8,817, respectively.

During the three months ended March 31, 2022, the Company recognized an impairment loss of $1,886 relating to deferred partner fees associated with content from Russian educator partners that the Company does not expect to recover. This was recorded within general and administrative expenses in the unaudited condensed consolidated statements of operations.

4. FAIR VALUE MEASUREMENTS

The Company’s assets and liabilities that were measured at fair value by level within the fair value hierarchy as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022
	Fair Value	Level 1
Financial assets:
Cash equivalents—money market funds	$315,453	$315,453
Marketable securities:
U.S. government Treasury bills	419,104	419,104
Total financial assets	$734,557	$734,557

	December 31, 2021
	Fair Value	Level 1
Financial assets:
Cash equivalents—money market funds	$539,091	$539,091
Marketable securities:
U.S. government Treasury bills	241,117	241,117
Total financial assets	$780,208	$780,208

The Company remeasures certain assets, including intangible assets and its equity-method investment in a private company, at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. No such events or changes occurred during the three months ended March 31, 2022 and 2021.

5. MARKETABLE SECURITIES

The following table presents the Company’s available-for-sale marketable securities as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government Treasury bills	$420,968	$—	$(1,864)	$419,104
Total marketable securities	$420,968	$—	$(1,864)	$419,104

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government Treasury bills	$241,369	$—	$(252)	$241,117
Total marketable securities	$241,369	$—	$(252)	$241,117

The gross realized gains and losses related to the Company’s marketable securities were not material for the three months ended March 31, 2022 and 2021.

The following table presents the amortized cost and fair value of available-for-sale marketable securities by contractual maturity date as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$420,968	$419,104	$241,369	$241,117

Investments in an unrealized loss position consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government Treasury bills	$419,104	$(1,864)	$241,117	$(252)
Total investments in an unrealized loss position	$419,104	$(1,864)	$241,117	$(252)

As of March 31, 2022 and December 31, 2021, no investments were in a continuous unrealized loss position for more than 12 months. The Company does not intend to sell any of these investments, and it is not more likely than not that the Company would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity.

6. CONSOLIDATED BALANCE SHEET COMPONENTS

Property, Equipment, and Software—Property, equipment, and software, net as of March 31, 2022 and December 31, 2021 consisted of the following:

	Estimated Useful Life	March 31, 2022	December 31, 2021
Internal-use software	2 to 5 years	$40,301	$35,508
Computer equipment and software	2 years	4,566	4,163
Leasehold improvements	Shorter of useful life and remaining lease term	7,140	7,119
Furniture and fixtures	5 years	3,051	3,051
Total property, equipment, and software		55,058	49,841
Less accumulated depreciation and amortization		(28,655)	(25,116)
Property, equipment, and software—net		$26,403	$24,725

Depreciation and amortization expense related to property, equipment, and software for the three months ended March 31, 2022 and 2021 was $3,539 and $2,504, respectively, which included amortization expense for internal-use software of $2,811 and $1,830, respectively, that is recorded within cost of revenue in the unaudited condensed consolidated statements of operations.

Intangible Assets—Intangible assets, net as of March 31, 2022 and December 31, 2021 consisted of the following:

		March 31, 2022			December 31, 2021
	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Assembled workforce	3 years	$181	$(158)	$23	$181	$(143)	$38
Developed technology	6 years	8,446	(3,683)	4,763	8,446	(3,337)	5,109
Content assets	5 years	5,976	(1,059)	4,917	5,721	(777)	4,944
Intangible assets		$14,603	$(4,900)	$9,703	$14,348	$(4,257)	$10,091

During the three months ended March 31, 2022 and 2021, the Company capitalized $255 and $170 of content assets, respectively. Intangible assets amortization expense was $643 and $427 for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, the weighted-average remaining amortization period was 0.4 years for assembled workforce, 3.4 years for developed technology, and 4.1 years for content assets. Amortization of assembled workforce is included in research and development expenses, and amortization of developed technology and content assets is included in cost of revenue in the unaudited condensed consolidated statements of operations.

As of March 31, 2022, future expected amortization expense for intangible assets was as follows:

Years Ending December 31
Remainder of 2022	$1,980
2023	2,602
2024	2,609
2025	2,081
2026	415
2027	16
Total	$9,703

7. INCOME TAXES

The provision or benefit from income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company records a cumulative adjustment.

Income tax expense for the three months ended March 31, 2022 and 2021 resulted in an effective tax rate of (2.7)% and (2.1)%, respectively. The difference between the effective tax rate and the U.S. federal statutory rate is primarily due to a valuation allowance established on the Company’s federal and state net deferred tax assets, foreign operations and excess tax benefits (deficiencies) related to stock-based compensation. Due to tax losses and the offsetting valuation allowance, the Company did not record a provision for U.S. income taxes in either period.

As of March 31, 2022, the Company has provided a valuation allowance against certain federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management’s assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.

8. REDEEMABLE CONVERTIBLE PREFERRED STOCK

Redeemable Convertible Preferred Stock—Upon the closing of the Company’s initial public offering on April 4, 2021 (the "IPO"), all outstanding shares of its redeemable convertible preferred stock automatically converted into 75,305,400 shares of common stock on a one-for-one basis. As of March 31, 2022, there were no shares of redeemable convertible preferred stock issued and outstanding.

9. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock—In connection with the IPO, the Company authorized the issuance of 10,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share, with rights and preferences, including voting rights, to be designated from time to time by the board of directors. As of March 31, 2022, there were no shares of preferred stock issued or outstanding.

Stock Incentive Plans—In 2013, the Company adopted the Coursera, Inc. Stock Incentive Plan (“Stock Incentive Plan”) and in 2014, adopted the Coursera, Inc. 2014 Executive Stock Incentive Plan (together, the “Predecessor Plans”), pursuant to which the Company granted a combination of incentive and nonstatutory stock options and restricted stock units (“RSUs”).

The Predecessor Plans were terminated in March 2021 in connection with the IPO but continue to govern the terms and conditions of the outstanding awards granted pursuant to the Predecessor Plans. No further equity awards will be granted under the Predecessor Plans.

The Company adopted the 2021 Stock Incentive Plan (the “2021 Plan”) and 2021 Employee Stock Purchase Plan (the “ESPP”) in February 2021, which became effective on March 30, 2021 when the registration statement for the IPO was declared effective (collectively, the 2021 Plan, the ESPP, and the Predecessor Plans are referred to as the “Plans”). The 2021 Plan provides for the granting of incentive and nonstatutory stock options, RSUs, and other equity awards. Pursuant to the ESPP, participants may contribute up to 15 percent of their eligible compensation to purchase shares of common stock at 85 percent of the lower of the market price of the Company’s common stock on the date of commencement of the applicable offering period or on the last day of each six-month purchase period. The offering periods start on the first trading day on or after May 11 and November 11 of each year, except for the first offering period, which commenced on the Company’s IPO effective date, or March 30, 2021, and ends on May 10, 2023.

As of March 31, 2022, 21,039,110 shares of the Company’s common stock, plus certain automatic annual increases in the number of shares of the Company’s common stock reserved for future issuance under the 2021 Plan, and any shares subject to outstanding awards under the Predecessor Plans after the effective date of the 2021 Plan that are subsequently (i) forfeited or terminated, (ii) not issued because such award is settled in cash, or (iii) withheld or reacquired to satisfy the applicable exercise, strike, or purchase price, or a tax withholding obligation, were reserved for future issuance under the 2021 Plan. As of March 31, 2022, 3,991,012 shares of the Company’s common stock, plus certain automatic annual increases in the number of shares of the Company’s common stock, were reserved for issuance under the ESPP.

Stock Options—The Company may grant options at prices not less than the grant date fair value. These options generally expire 10 years from the grant date. Incentive stock options and nonstatutory options generally vest ratably over a four-year service period.

Stock option activity under the Plans for the three months ended March 31, 2022 was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balance—December 31, 2021	23,000,872	$5.62	6.81	$436,630
Granted	—	—
Exercised	(1,728,006)	3.73
Canceled	(360,985)	6.73
Balance—March 31, 2022	20,911,881	$5.75	6.62	$366,105
Options vested	13,445,692	$3.60	5.82	$261,336

Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock as determined by the board of directors. The aggregate intrinsic value of options exercised was $29,924 for the three months ended March 31, 2022.

RSUs—During the year ended December 31, 2020, the Company began granting RSUs to its employees and directors. RSUs granted prior to the IPO had service-based and performance-based vesting conditions, both of which must be satisfied in order for RSUs to vest. The service-based vesting condition for these awards is typically satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter. The performance-based vesting condition is satisfied on the earlier of (i) a change in control event or (ii) the first sale of the Company’s common stock pursuant to an initial public offering. Both events were not deemed probable until consummated. Upon the first sale of the Company’s common stock pursuant to the IPO on April 5, 2021, the performance-based vesting condition was satisfied, and therefore, the Company recognized cumulative stock-based compensation expense of $16,803 using the accelerated attribution method for the portion of the awards for which the service-based vesting condition had been satisfied. RSUs granted after the IPO do not contain the performance-based vesting condition described above, and the related stock-based compensation expense is recognized on a straight-line basis over the requisite service period.

RSU activity during the three months ended March 31, 2022 was as follows:

	Number of Shares	Weighted-Average Grant Fair Value	Aggregate Intrinsic Value
Unvested balance—December 31, 2021	7,387,288	$29.68	$180,545
Granted	1,075,008	21.01
Released	(322,335)	30.81
Forfeited	(198,372)	31.31
Unvested balance—March 31, 2022	7,941,589	$28.42	$182,974

Stock-Based Compensation Expense—The Company records stock-based compensation expense based on the fair value as determined on the grant date. The Company estimates the fair value of stock options and shares of common stock to be issued under the ESPP utilizing the Black-Scholes valuation model. Key assumptions of the Black-Scholes valuation model are the risk-free interest rate, expected volatility, expected term, and expected dividends. The Company recognizes such compensation expense on a straight-line basis over the vesting period for each award. The fair value of restricted stock awards equals the market value of the underlying stock on the grant date. These amounts are estimates and, thus, may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants.

Stock-based compensation expense for the three months ended March 31, 2022 and 2021 is classified in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$577	$107
Research and development	9,743	2,028
Sales and marketing	6,274	1,347
General and administrative	5,384	1,802
Total	$21,978	$5,284

The Company capitalized $1,249 and $526 of stock-based compensation related to its internal-use software during the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, there was a total of $44,960 unrecognized employee compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.1 years. In addition, as of March 31, 2022, total unrecognized compensation cost related to unvested RSUs was $158,969, which is expected to be recognized over a weighted-average period of approximately 2.5 years. Total unrecognized compensation cost related to the ESPP as of March 31, 2022 was $12,611, which is expected to be recognized over a weighted-average period of approximately 0.8 years.

Common Stock Reserved for Issuance—The Company’s common stock reserved for future issuance as of March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022	December 31, 2021
Stock options outstanding	20,911,881	23,000,872
RSUs outstanding	7,941,589	7,387,288
Shares available for future grants	25,030,122	16,905,525
Total shares of common stock reserved	53,883,592	47,293,685

10. NET LOSS PER SHARE

The following table presents the calculation of basic and diluted net loss per share for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(38,268)	$(18,663)
Denominator:
Weighted-average shares used in computing net loss per share—basic and diluted	143,026,907	41,218,355
Net loss per share—basic and diluted	$(0.27)	$(0.45)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Redeemable convertible preferred stock	—	75,305,400
Common stock options	20,911,881	29,308,725
RSUs	7,941,589	6,151,271
Shares subject to repurchase	2,607	39,584
ESPP	175,078	—
Total	29,031,155	110,804,980

11. LEASES

The Company has entered into various non-cancelable office space operating leases with lease periods expiring through November 2024. These leases do not contain residual value guarantees, covenants, or other restrictions.

12. COMMITMENTS AND CONTINGENCIES

Purchase Obligations—Purchase obligations relate mainly to a third-party cloud infrastructure agreement and subscription arrangements as well as service agreements used to facilitate the Company’s operations. As of March 31, 2022, the Company had approximately $49,143 of future minimum payments under the Company’s non-cancelable purchase obligations, which are expected to be paid through 2026.

Litigation—The Company continually evaluates uncertainties associated with litigation and records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and (ii) the loss or range of loss can be reasonably estimated. If the Company determines that a loss is possible and a range of the loss can be reasonably estimated, the Company discloses the range of the possible loss in the notes to the unaudited condensed consolidated financial statements. The Company evaluates, on a quarterly basis, developments in its legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related ranges of possible losses disclosed, and makes adjustments and changes to our disclosures as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss, and such amounts could be material. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), the Company has determined it does not have material exposure on an aggregate basis at this time.

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

13. 401(k) PLAN

The Company has a 401(k) savings plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer-matching contribution. The Company has made $667 and $0 matching contributions to the 401(k) Plan for the three months ended March 31, 2022 and 2021, respectively.

14. RELATED-PARTY TRANSACTION

During the year ended December 31, 2017, the Company entered into a content sourcing agreement with a related party in the normal course of business. Content fees earned by the related party during the three months ended March 31, 2022 and 2021 were $1,630 and $1,679, respectively. As of March 31, 2022 and December 31, 2021, outstanding educator partner payables related to this content sourcing agreement were $1,630 and $1,502, respectively.

15. SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s Chief Executive Officer is its CODM. For the purposes of allocating resources and assessing performance, the CODM examines three segments, which are the Company’s three revenue sources: Consumer, Enterprise, and Degrees. This is also consistent with how the Company disaggregates revenue.

Financial information for each reportable segment was as follows:

	Three Months Ended March 31,
Revenue	2022	2021
Consumer	$68,096	$51,908
Enterprise	39,046	24,493
Degrees	13,291	11,961
Total revenue	$120,433	$88,362

Segment gross profit
Consumer	$48,296	$29,655
Enterprise	27,952	16,581
Degrees	13,291	11,961
Total segment gross profit	$89,539	$58,197

Reconciliation of segment gross profit to gross profit
Platform and support costs	$7,893	$6,312
Stock-based compensation	577	107
Amortization of internal-use software	2,811	1,830
Amortization of intangible assets	628	412
Total reconciling items	11,909	8,661
Gross profit	$77,630	$49,536

Geographic Information:

Revenue: The following table summarizes the revenue by region based on the billing address of the Company’s customers:

	Three Months Ended March 31,
	2022	2021
United States	$62,775	$45,446
Europe, Middle East, and Africa	30,616	24,580
Asia Pacific	16,017	10,889
Other	11,025	7,447
Total	$120,433	$88,362

No single country other than the United States represented 10% or more of the Company’s total revenue during the three months ended March 31, 2022 and 2021.

Long-lived assets: The following table presents the Company’s long-lived assets, consisting of property, equipment, and software, net of depreciation and amortization, and operating lease right-of-use assets, by geographic region:

	As of March 31, 2022	As of December 31, 2021
United States	$40,654	$40,245
Rest of World	799	801
Total	$41,453	$41,046

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Coursera, Inc’s and its subsidiaries’ (“Coursera”, the “Company”, “we”, “us”, or “our”) financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included in Item 1 of Part I of this report, and together with our audited consolidated financial statements and the related notes and the discussions under the heading “Management’s Discussions and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2021 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 3, 2022.

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
•
the acceptance, adoption, and growth of online learning and credentialing by businesses, organizations, governments, educational institutions, faculty, learners, employers, accreditors, and state and federal licensing bodies;
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

In addition, any statements contained herein that are not statements of historical facts are deemed to be forward-looking statements. These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this report and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied by our forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed in Part II, Item 1A “Risk Factors” of this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We qualify all of the forward-looking statements in this report by these cautionary statements.

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

As shifts in the digital economy are increasing the need for new skills, Coursera’s online learning offerings can meet this global demand and provide access to world-class education to learners, organizations, and institutions worldwide. We partner with over 250 leading global university and industry partners to create and distribute content that is modular, stackable, flexible, and affordable. As of March 31, 2022, approximately 102 million learners are registered on our platform to engage with a wide range of offerings from Guided Projects to bachelor’s and master’s degree programs.

Coursera serves learners in their homes, through their employers, through their colleges and universities, and through government-sponsored programs. We provide a broad range of learning offerings: Guided Projects, Specializations, courses, certificates, degrees, and postgraduate diplomas. Our go-to-market strategy centers on efficiently attracting learners to our platform and connecting them to content and degree programs tailored to them, after which our data-driven learner experience identifies potential Enterprise prospects, complemented by our direct sales team, which finds and engages with potential business, academic, government, and other institutional customers.

For the three months ended March 31, 2022 and 2021, we generated a net loss of $38.3 million and $18.7 million, respectively, which included stock-based compensation expense of $22.0 million and $5.3 million, respectively, and a net loss margin as a percentage of revenue of 32% and 21%, respectively.

Factors Affecting Our Performance

We believe that the growth of our business and our future success are dependent upon many factors. While each of these factors present significant opportunities for us, these factors also pose challenges that we must successfully address in order to sustain the growth of our business and enhance our results of operations.

Ability to attract and engage new learners, Enterprise customers, and Degrees students—In order to grow our business, we must attract new learners, Enterprise customers, and Degrees students efficiently and increase engagement on our platform over time. Our Consumer learners are the most important source of our overall learner base, as they contribute to our Enterprise and Degrees revenue.

Ability to source in-demand content from our educator partners—We believe that learners and enterprises are attracted to Coursera largely because of the high quality and wide selection of content provided by our educator partners, and that continuing to source in-demand content and credentials from our educator partners—from courses to degrees—will be an important factor in attracting free and paid customers and increasing our revenue over time.

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

Impact of mix shift over time—Our mix of business amongst our Consumer, Enterprise, and Degrees channels is shifting, and this shift will affect our financial performance. We incur content costs in the form of a fee paid to our university and industry partners, determined as a percentage of total revenue generated from their content. We incur no content costs for our Degrees offerings since our university partners pay us a percentage of learner tuition. If either our Enterprise or Degrees revenue grow faster than our Consumer revenue, which we presently expect, our overall margins will benefit from this shift in revenue mix.

Ability to convert free learners to paid learners—New learners to our platform typically begin to engage with our free courses, which serve as a funnel to grow our total learner base and drive referrals to our other offerings, including our paid offerings. Through both our on-platform and off-platform marketing efforts, we engage our free learners by highlighting key features that encourage conversion to our paid offerings. These efforts include campaigns targeting existing learners, personalized recommendations, and performance marketing across leading social media platforms.

Ability to expand our international footprint—We see a significant opportunity to expand our offerings into other regions, particularly in regions with large, underserved adult learning populations. We have invested, and plan to continue to invest, in personnel and marketing efforts to support our international growth and expand our international operations as part of our strategy to grow our customer and learner base, particularly among our Enterprise customers.

Ability to retain and expand our Enterprise customer relationships—Our efforts to grow our Enterprise segment are focused primarily on business, academic, government, and other institutional customers. We believe a significant opportunity exists for us to expand our existing customers’ use of our platform by identifying new use cases in additional departments and divisions and increasing the size of deployments. Our business and results of operations will depend in part on our ability to retain and expand usage of our platform within our existing customer base.

Our investment in growth—We are actively investing in our business to support our future growth and expanding set of offerings. We anticipate that our operating expenses will increase as we continue to build our sales and marketing efforts, expand our employee base, and invest in our technology. The investments we make in our platform are designed to grow our revenue opportunity and to improve our operating results in the long term.

Components of Results of Operations

Revenue

We derive revenue from contracts with customers for access to the learning content hosted on our platform and related services. We derive our revenue from three sources: Consumer, Enterprise, and Degrees.

Consumer and Enterprise revenue both consist primarily of subscriptions with terms varying from 30 days for certain Consumer subscriptions to one to three years for Enterprise license subscription contracts. Consumer subscriptions are paid in advance, generally after a 7-day free trial period. Enterprise subscriptions are generally invoiced in advance in quarterly or annual installments. Access to our platform represents a series of distinct services, as we continually provide access to, and fulfill our obligation to, our customer over the contract term. As a result, revenue is recognized ratably over the contract term.

We are the principal with respect to revenue generated from sales to Consumer and Enterprise customers as we control the performance obligation and are the primary obligor with respect to delivering access to content.

Degrees revenue is generated from contracts with university partners for the delivery of online bachelor’s and master’s degrees or postgraduate diplomas awarded by the university. We earn a Degrees service fee that is determined as a percentage of the total tuition collected from Degrees students, net of refunds. University partners generally collect the tuition from Degrees students; however, in the case of some MasterTrack Certificate offerings, this obligation can be our responsibility. We have a stand ready obligation to perform degree services continually throughout the period that the degree content is hosted on our platform. Service fees are paid by the university partner for each university term. As a result, revenue generated from each term is recognized ratably from the start of a term through the start of the following term.

There is no direct contractual revenue arrangement between Coursera and Degrees students, who contract directly with our university partners. University partners typically have additional performance obligations to the Degrees students in the form of designing the curriculum, setting admission criteria, real-time teaching, making admissions and financial aid decisions, independently awarding credits, certificates, or degrees, and academic or career counseling. Although some MasterTrack Certificate learners are required to accept our terms and conditions prior to tuition payment, our core performance obligations remain similar to the services provided to university partners for their online bachelor’s and master’s degrees or postgraduate diplomas. For these reasons, the university partners control the delivery of degrees, postgraduate diplomas, and MasterTrack Certificates hosted on our platform. As a result, we recognize Degrees revenue as the service fee we earn from our contracts with university partners.

Cost of Revenue

Cost of revenue consists of content costs in the form of fees paid to educator partners and expenses associated with the operation and maintenance of our platform. These expenses include the cost of servicing both paid learner and educator partner support requests, hosting and bandwidth costs, amortization of acquired technology, internal-use software and content assets, customer payment processing fees, allocated depreciation, and facilities costs.

Content costs only apply to Consumer and Enterprise offerings; there is no content cost attributable to our Degrees offering. Content costs as a percentage of revenue are lower for our Enterprise offerings due to a lower effective percentage payable to educator partners compared with sales to Consumer customers. We expect Enterprise and Degrees to become a larger portion of the overall business, and to the extent our mix changes as we expect, content costs will decrease as a percentage of total revenue.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of our operating expenses and consist of salaries, stock-based compensation, bonus, payroll taxes, benefits, and commissions. Our operating expenses also include marketing and advertising expenses, consulting and services expenses, office expenses, depreciation and amortization, and allocated costs of facilities. Although our operating expenses may fluctuate from period to period, we currently expect our operating expenses to increase in absolute dollars over time as we continue to grow the business.

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

Other Expense, Net

Other expense, net consists primarily of foreign exchange gains (losses).

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

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenue	$120,433	$88,362
Cost of revenue(1)	42,803	38,826
Gross profit	77,630	49,536
Operating expenses:
Research and development(1)	37,955	22,140
Sales and marketing(1)	51,667	32,613
General and administrative(1)	25,178	13,144
Total operating expenses	114,800	67,897
Loss from operations	(37,170)	(18,361)
Other income (expense):
Interest income	335	80
Other expense, net	(425)	(7)
Loss before income taxes	(37,260)	(18,288)
Income tax expense	1,008	375
Net loss	$(38,268)	$(18,663)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of revenue	$577	$107
Research and development	9,743	2,028
Sales and marketing	6,274	1,347
General and administrative	5,384	1,802
Total stock-based compensation expense	$21,978	$5,284

The following table summarizes our results of operations as a percentage of revenue for each of the periods indicated:

	Three Months Ended March 31,
	2022	2021
Revenue	100%	100%
Cost of revenue	36	44
Gross profit	64	56
Operating expenses:
Research and development	31	25
Sales and marketing	43	37
General and administrative	21	15
Total operating expenses	95	77
Loss from operations	(31)	(21)
Other income (expense):
Interest income	—	—
Other expense, net	—	—
Loss before income taxes	(31)	(21)
Income tax expense	1	—
Net loss	(32)%	(21)%

Comparison of the Three Months Ended March 31, 2022 and 2021

Revenue

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Revenue:
Consumer	$68,096	$51,908	$16,188	31%
Enterprise	39,046	24,493	14,553	59%
Degrees	13,291	11,961	1,330	11%
Total revenue	$120,433	$88,362	$32,071	36%

Revenue for the three months ended March 31, 2022 was $120.4 million compared to $88.4 million for the three months ended March 31, 2021. Revenue increased by $32.1 million, or 36%, compared to the three months ended March 31, 2021. The increase in revenue was primarily driven by a 25% increase in registered learners, which resulted in an increase in paying Consumer customers, the addition of 438 Paid Enterprise Customers, and an increase in the number of Degrees Students.

For the three months ended March 31, 2022, total Consumer revenue increased by $16.2 million, or 31%, compared to the three months ended March 31, 2021. The new learners that registered after March 31, 2021 added $31.6 million in revenue to the total revenue of $68.1 million for the three months ended March 31, 2022. The remaining Consumer revenue in the three months ended March 31, 2022 of $36.5 million is attributable to learners that were registered in our platform as of March 31, 2021, thus retaining 70% of the revenue from those registered learners.

For the three months ended March 31, 2022, total Enterprise revenue increased by $14.6 million, or 59%, compared to the three months ended March 31, 2021. Approximately $12.5 million of the increase in revenue was attributable to new customers, and the remaining increase of $2.1 million was attributable to growth from existing customers.

For the three months ended March 31, 2022, total Degrees revenue increased by $1.3 million, or 11%, compared to the three months ended March 31, 2021. The increase in the number of Degrees students added $2.6 million in revenue, which was partially offset by a decrease of $1.3 million attributable to a decrease in revenue per student per quarter.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Cost of revenue	$42,803	$38,826	$3,977	10%
Gross profit	$77,630	$49,536	$28,094	57%
Gross margin	64%	56%

Cost of revenue for the three months ended March 31, 2022 was $42.8 million compared to $38.8 million for the three months ended March 31, 2021. We experienced an increase in usage by paid learners on our platform which resulted in a $2.1 million cost increase from support services, hosting costs, and credit card processing. There was an increase of $1.2 million in amortization expense mainly related to internal-use software. The increase in revenue combined with improved content costs as a percentage of revenue resulted in a net increase of $0.7 million in costs related to partner fees.

Content costs for the Consumer and Enterprise segments were $19.8 million and $11.1 million, respectively, for the three months ended March 31, 2022 compared to $22.3 million and $7.9 million, respectively, for the three months ended March 31, 2021. Content costs as a percentage of revenue for the Consumer and Enterprise segments were 29% and 28% for the three months ended March 31, 2022, respectively, compared to 43% and 32% for the three months ended March 31, 2021, respectively.

Gross margin was 64% for the three months ended March 31, 2022, compared to 56% for the three months ended March 31, 2021. The increase in gross margin was due to a shift in revenue mix toward Enterprise and Degrees and a lower revenue content cost rate for our Consumer segment revenue.

Operating Expenses

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Operating expenses:
Research and development	$37,955	$22,140	$15,815	71%
Sales and marketing	51,667	32,613	19,054	58%
General and administrative	25,178	13,144	12,034	92%
Total operating expenses	$114,800	$67,897	$46,903	69%

Total operating expenses for the three months ended March 31, 2022 and 2021 were $114.8 million and $67.9 million, respectively.

Research and development expenses for the three months ended March 31, 2022 were $38.0 million compared to $22.1 million for the three months ended March 31, 2021. The increase was primarily due to higher personnel-related expenses of $13.0 million driven by additional headcount and stock-based compensation expense of $7.7 million. There was also an increase of $1.3 million in consulting fees. Other research and development expenses including recruiting fees, and facilities costs increased by $1.5 million.

Sales and marketing expenses for the three months ended March 31, 2022 were $51.7 million compared to $32.6 million for the three months ended March 31, 2021. The increase in sales and marketing expenses was primarily due to higher personnel-related expenses of $11.7 million driven by additional headcount and stock-based compensation expense of $4.9 million. Marketing and advertising expenses increased by $6.0 million. Other increases in sales and marketing expenses including general overhead expenses, office expenses, and an increase in recruiting fees of $1.3 million.

General and administrative expenses for the three months ended March 31, 2022 were $25.2 million compared to $13.1 million for the three months ended March 31, 2021. The increase in general and administrative expenses was primarily due to higher personnel-related expenses of $7.4 million driven by additional headcount and stock-based compensation expense of $3.6 million. We recognized an impairment loss of $1.9 million relating to deferred partner fees associated with content from Russian educator partners that we do not expect to recover. Insurance expense increased by $1.3 million. Other general and administrative expenses including consulting and services expenses, office expenses, recruiting fees, and facilities costs increased by $1.4 million.

Other Income (Expense)

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Interest income	$335	$80	$255	319%
Other expense, net	(425)	(7)	(418)	5971%
Total other income (expense)	$(90)	$73	$(163)	(223)%

Total other income (expense) for the three months ended March 31, 2022 and 2021 primarily reflected interest income earned on invested cash balances offset by net foreign exchange losses. Interest income was higher during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to an increase in investments in marketable securities. Other expense, net was higher during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to unfavorable foreign exchange rates.

Income Tax Expense

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Income tax expense	$1,008	$375	$633	169%

Income tax expense for three months ended March 31, 2022 and 2021 was $1.0 million and $0.4 million, respectively, primarily related to foreign taxes.

Liquidity and Capital Resources

Overview

Since our inception, we have financed our operations primarily through proceeds from our redeemable convertible preferred stock issuances, as well as from cash generated from our business operations. In April 2021, we received cash proceeds of $525.3 million from our initial public offering (“IPO”), net of underwriting discounts and commissions, but before deducting other offering expenses. As of March 31, 2022, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $780.4 million. Our investments consist of U.S. government Treasury bills.

Our principal uses of cash in recent periods include the funding of our business operations and investments in our internal-use software. We believe that our existing cash, cash equivalents, and marketable securities and our expected cash flows from operations will be sufficient to meet our cash needs for at least the next 12 months. Over the longer term, our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, the continuing market acceptance of our offerings, and any investments or acquisitions we may choose to pursue in the future. In the event that we need to borrow funds or issue additional equity, we cannot assure you that any such additional financing will be available on terms acceptable to us, if at all. In addition, any future borrowings may result in additional restrictions on our business and any issuance of additional equity would result in dilution to investors. If we are unable to raise additional capital when desired and on terms acceptable to us, our business, results of operations, and financial condition could be materially and adversely affected.

Contractual Obligations and Commitments

Except as discussed in Note 11, Leases, and Note 12, Commitments and Contingencies, in the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the three months ended March 31, 2022 from the commitments and contractual obligations in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 3, 2022.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(38,257)	$(4,347)
Net cash (used in) provided by investing activities	(185,113)	78,038
Net cash provided by financing activities	4,027	4,503
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(219,343)	$78,194

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

For the three months ended March 31, 2022, net cash used in operating activities was $38.3 million, primarily consisting of our net loss of $38.3 million, adjusted for non-cash charges of $28.8 million and net cash outflows of $28.8 million used in changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $20.0 million increase in accounts receivables due to timing of invoicing for Enterprise and Degrees customers, a $11.5 million increase in prepaid expenses and other assets due to the timing of license subscription renewals and advertising services, a $6.7 million decrease in accounts payable and accrued expenses due to timing of payments, a $1.8 million decrease in accrued compensation and other liabilities due to payout of accrued compensation, offset by $11.5 million increase in deferred revenue, resulting primarily from our Enterprise business growth.

For the three months ended March 31, 2021, net cash used in operating activities was $4.3 million, primarily consisting of our net loss of $18.7 million, adjusted for non-cash charges of $8.5 million and net cash inflows of $5.8 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $8.1 million increase in deferred revenue, resulting primarily from our Consumer business growth, a $5.0 million decrease in accounts receivable due to timing of invoicing and cash receipts from Enterprise customers, partially offset by a $4.3 million decrease in accrued compensation and other liabilities resulting primarily from payout of accrued compensation, and a $3.0 million decrease in accounts payable and accrued expenses due to timing of vendor payments.

Cash used in operating activities decreased by $33.9 million during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to timing of invoicing and cash collections as well as timing of license subscription renewals and advertising services.

Investing Activities

For the three months ended March 31, 2022, net cash used in investing activities was $185.1 million, primarily as a result of purchases of marketable securities and capital expenditures to develop internal-use software.

For the three months ended March 31, 2021, net cash provided by investing activities was $78.0 million, primarily as a result of proceeds from maturities of marketable securities, offset by capital expenditures to develop internal-use software.

Financing Activities

For the three months ended March 31, 2022, net cash provided by financing activities was $4.0 million, primarily as a result of proceeds from issuance of common stock following employee stock option exercises, offset by employee payroll taxes paid for vesting of restricted stock units.

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

	Three Months Ended March 31,
	2022	2021
	(in millions, except percentages)
New Registered Learners	4.9	5.0
Total Registered Learners	101.7	81.5
Total Registered Learners year-over-year ("YoY") growth	25%

Number of Degrees Students

We count the total number of Degrees students for each period. For purposes of determining our Degrees student count, we include all the students that are matriculated in a bachelor’s, master’s, or postgraduate diploma and who are enrolled in one or more courses in such a degree program during the period. If a degree term spans across multiple quarters, the student is counted as active in all quarters of the degree term. For purposes of determining our Degrees student count, we do not include students who are matriculated in the degree but are not enrolled in a course in that period. We believe that the number of Degrees students is an important indicator of the growth of our Degrees business and future Degrees segment revenue trends.

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

	Three Months Ended March 31,
	2022	2021
Number of Degrees Students	16,481	13,493
YoY growth	22%

Paid Enterprise Customers

We count the total number of Paid Enterprise Customers that are active on our platform at the end of each period. For purposes of determining our customer count, we treat each customer account that has a corresponding contract as a unique customer, and a single organization with multiple divisions, segments, or subsidiaries may be counted as multiple customers. We define a “Paid Enterprise Customer” as a customer who purchases Coursera via our direct sales force. For purposes of determining our Paid Enterprise Customer count, we exclude our Enterprise customers who do not purchase Coursera via our direct sales force, which include organizations engaging on our platform through our Coursera for Teams offering or through our channel partners. For the three months ended March 31, 2022, approximately 87% of our total Enterprise segment revenue was generated from our Paid Enterprise Customers. We believe that the number of Paid Enterprise Customers and our ability to increase this number is an important indicator of the growth of our Enterprise business and future Enterprise segment revenue trends.

	Three Months Ended March 31,
	2022	2021
Paid Enterprise Customers	917	479
YoY growth	91%

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

We calculate annual recurring revenue (“ARR”) by annualizing each customer’s monthly recurring revenue (“MRR”) for the most recent month at period end. We calculate “Net Retention Rate” as of a period end by starting with the ARR from all Paid Enterprise Customers as of the 12 months prior to such period end, or Prior Period ARR. We then calculate the ARR from these same Paid Enterprise Customers as of the current period end, or Current Period ARR. Current Period ARR includes expansion within Paid Enterprise Customers and is net of contraction or attrition over the trailing 12 months but excludes revenue from new Paid Enterprise Customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at our Net Retention Rate for Paid Enterprise Customers. Our Net Retention Rate for Paid Enterprise Customers decreased to 109% as of March 31, 2022 from 113% as of March 31, 2021. Our Net Retention Rate for Paid Enterprise Customers is expected to fluctuate in future periods due to a number of factors, including the growth of our revenue base, the penetration within our Paid Enterprise Customer base, expansion of products and features, and our ability to retain our Paid Enterprise Customers.

Segment Revenue

Our revenue is generated from three sources: Consumer, Enterprise, and Degrees, each of which is an individual segment of our business.

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Consumer revenue	$68,096	$51,908
YoY growth	31%
Enterprise revenue	$39,046	$24,493
YoY growth	59%
Degrees revenue	$13,291	$11,961
YoY growth	11%
Total revenue	$120,433	$88,362
YoY growth	36%

Segment Gross Profit

We monitor segment gross profit as a key metric to help us evaluate the financial performance of our individual segments. Segment gross profit represents segment revenue less content costs paid to educator partners; segment gross margin is the quotient of segment gross profit and segment revenue. Content costs only apply to the Consumer and Enterprise segments as there is no content cost attributable to the Degrees segment. Instead, in the Degrees segment, we earn a Degrees service fee based on a percentage of the total online student tuition collected by the university partner. Given that content costs are the largest individual cost of our revenue, and contractually vary as a percentage of revenue between our Consumer and Enterprise offerings, and the fact that no content costs are payable in our Degrees offering, shifts in mix between our three segments is expected to be a significant driver of our overall financial performance and profitability.

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Consumer gross profit	$48,296	$29,655
Consumer segment gross margin %	71%	57%
Enterprise gross profit	$27,952	$16,581
Enterprise segment gross margin %	72%	68%
Degrees gross profit	$13,291	$11,961
Degrees segment gross margin %	100%	100%

Consumer segment gross margin increased to 71% in the three months ended March 31, 2022 from 57% in the three months ended March 31, 2021 due to a greater proportion of Consumer revenue generated from sales of subscriptions with no associated content cost. Enterprise segment gross margin increased to 72% from 68% when comparing to the prior year due to a higher proportion of Enterprise revenue generated from subscription licenses where learners enrolled in content with no associated content cost.

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

The following tables provide a reconciliation of GAAP gross profit and GAAP net loss, the most directly comparable GAAP financial measure, to non-GAAP gross profit and non-GAAP net loss:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Gross profit	$77,630	$49,536
Stock-based compensation expense	577	107
Payroll tax expense related to stock-based activities	10	1
Non-GAAP gross profit	$78,217	$49,644

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net loss	$(38,268)	$(18,663)
Stock-based compensation expense	21,978	5,284
Payroll tax expense related to stock-based activities	465	27
Non-GAAP net loss	$(15,825)	$(13,353)

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

The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA.

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Net loss	$(38,268)	$(18,663)
Depreciation and amortization	4,182	2,931
Interest income, net	(335)	(80)
Stock-based compensation	21,978	5,284
Income tax expense	1,008	375
Payroll tax expense related to stock-based activities	465	27
Adjusted EBITDA	$(10,970)	$(10,126)
Net loss margin	(32)%	(21)%
Adjusted EBITDA Margin	(9)%	(11)%

Free Cash Flow

“Free Cash Flow” is a non-GAAP financial measure that we calculate as net cash (used in) provided by operating activities, less cash used for purchases of property, equipment, and software and capitalized internal-use software costs as we consider these capital expenditures necessary to support our ongoing operations.

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

The following table provides a reconciliation of net cash used in operating activities, the most directly comparable GAAP financial measure, to Free Cash Flow.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(38,257)	$(4,347)
Less: purchases of property, equipment, and software	(400)	(307)
Less: capitalized internal-use software costs	(3,544)	(3,985)
Free Cash Flow	$(42,201)	$(8,639)
Net cash (used in) provided by investing activities	$(185,113)	$78,038
Net cash provided by financing activities	$4,027	$4,503

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 3, 2022.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recently issued accounting pronouncements.

JOBS Act Transition Period

We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act for the adoption of certain accounting standards until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Interest Rate Sensitivity

As of March 31, 2022, of our cash, cash equivalents, and marketable securities, $419.1 million of marketable securities, which consist of U.S. government Treasury bills, are subject to interest rate sensitivity. Our cash, cash equivalents, and marketable securities are held for working capital purposes. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in $2.3 million decrease or increase, respectively, in the market value of our marketable securities as of March 31, 2022.

Foreign Currency Risk

Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. With limited exceptions, all of our sales are denominated in U.S. dollars; therefore, our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the local currencies of the countries in which our operations are located and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian Dollar, Pound Sterling, and Indian Rupee. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statement of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A 10% increase or decrease in current exchange rates would have resulted in an impact of $2.0 million on our quarterly unaudited condensed consolidated statement of operations for the three months ended March 31, 2022.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See discussion of legal proceedings in Note 12 "Commitments and Contingencies" in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Item 1 of Part II.

Item 1A. Risk Factors

Risk Factors Summary

The following is a summary of the key risks and uncertainties associated with our business, industry, and ownership of our common stock. The below summary does not contain all of the information that may be important to you, and you should read this summary together with the more detailed description of each risk factor contained in the subheadings below.

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
•
The nascency of online learning solutions and the market adoption of which may not grow as we expect;
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
•
Any changes to the validation or applicability of the U.S. Department of Education (“DOE”) “dear colleague letter,” on which our business model relies;
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
•
changes in laws, regulations, or accounting principles that impact our business; and
•
general political, economic, or market conditions and events affecting any of the above, including the impact of the COVID-19 pandemic, the outcome of political elections, and geopolitical tensions or hostilities such as the military conflict in Ukraine.

These and other factors may cause our revenue and operating results to fall below the expectations of market analysts and investors in future periods, which could cause the market price of our common stock to decline substantially. Any decline in the market price of our common stock would cause the value of your investment to decline.

Our recent, rapid growth may not be indicative of our future growth, and we expect our revenue growth rate to decline compared to prior years.

We have experienced rapid revenue growth in recent periods with revenue of $120.4 million and $88.4 million in the three months ended March 31, 2022 and 2021, respectively. You should not rely on our revenue for any previous quarterly period as any indication of our revenue or revenue growth in future periods. As we grow our business, we expect our revenue growth rates to decline compared to prior years for a number of reasons, which may include more challenging comparisons to prior periods as our revenue grows, slowing demand for our platform, increasing competition, increasing regulation, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities. In addition, our growth rates are likely to experience increased volatility, and may decline, as the COVID-19 pandemic evolves and societal and economic circumstances shift.

We have a limited operating history, which makes it difficult to predict our future financial and operating results.

We were founded in 2011; introduced our first open online course in 2012, our first certificates of completion in 2013, our first Specialization in 2014, Coursera for Business, our Enterprise platform offering for businesses, in 2016, our first MasterTrack certification in 2018, Guided Projects in 2019, and Coursera for Campus, our Enterprise platform offering for educational institutions, in late 2019; and enrolled the first students in the Degrees programs offered through our platform in 2016. As a result of our limited operating history, our forecast of future operating results may be less accurate than if we had a longer operating history, and such forecasts are subject to a number of uncertainties, including those discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. If we do not manage these risks successfully, our operating and financial results may differ materially from our expectations and our business and stock price may suffer.

We have incurred significant net losses since inception, and anticipate that we will continue to incur losses for the foreseeable future.

We incurred net losses of $38.3 million and $18.7 million in the three months ended March 31, 2022 and 2021, respectively, and we had an accumulated deficit of $527.0 million as of March 31, 2022. We expect to incur significant losses in the future. We will need to generate and sustain increased revenue levels in future periods to achieve profitability, and even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We anticipate that our operating expenses will increase substantially for the foreseeable future as we continue to, among other things:

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

The uncertainty around the COVID-19 pandemic in the United States and worldwide will likely continue to adversely impact the national and global economy. The full extent of the impact of the COVID-19 pandemic on our business, key metrics, and results of operations in the United States and worldwide depends on future developments that are uncertain and unpredictable, including the duration and severity, of the pandemic, the impact of new strains or variants of the virus, the effectiveness and availability of vaccines and boosters, future and ongoing actions that may or may not be taken by governmental authorities, the impact on the businesses of our customers and partners,s the impact on capital and financial markets, and any new information that may emerge concerning the virus or vaccines or other efforts to control the virus.

As a result of the COVID-19 pandemic, we have transitioned to a primarily remote work environment, and we may continue to operate on a significantly remote and geographically (including internationally) dispersed basis for the foreseeable future, including for our executive officers. This remote and dispersed work environment could have a negative impact on the execution of our business plans and operations and create productivity, connectivity, and oversight challenges. For example, if a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. Further, as the COVID-19 pandemic continues, we may experience disruptions if our employees or our partners’ or third-party service providers’ employees become ill and are unable to perform their duties, and our operations, Internet, or mobile networks, or the operations of one or more of our third-party service providers, is impacted. The increase in remote working may also result in consumer privacy, IT security, and fraud vulnerabilities, which, if exploited, would result in significant recovery costs and harm to our reputation. Transitioning to a fully or predominantly remote work environment and providing and maintaining the operational infrastructure necessary to support a remote work environment also present significant challenges to maintaining our corporate culture, including employee engagement and productivity, both during the immediate pandemic crisis and beyond.

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

Even after the COVID-19 pandemic has subsided, we may experience an adverse impact to our business and the value of our common stock as a result of its global economic impact, including any recession that has occurred or may occur in the future. Further, to the extent the COVID-19 pandemic adversely affects our business, results of operations, financial condition, and cash flows, it may also heighten many of the other risks described in this “Risk Factor” section.

We may change the contract terms, including our pricing model, for the course content and credentialing programs offered on our platform, which in turn could impact our operating results.

We have limited experience with respect to determining the optimal prices and contract length for the course content and certification, degree, and other credentialing programs offered on our platform, and as a result, we have in the past, and expect that we may in the future, change our pricing model or target contract length from time to time, which could impact our operating and financial results. For example, in February 2020, we launched Coursera Plus, an annual subscription plan with unlimited access to a variety of our courses, Specializations, and professional certificates, at a fixed annual cost, and in the second quarter of 2020, we augmented our Coursera Plus pricing model to include a monthly subscription option. We may need to continue to adjust our pricing model as we gain experience with our offerings. For instance, we are currently testing pricing localization to account for market segmentation and conducting other pricing experiments. As the market for our learning platform grows (if ever), as new competitors introduce competitive applications or services, or as we enter into new international markets, we may be unable to attract new customers at the same price or based on the same pricing models we have historically used, or for contract lengths consistent with our historical averages. Pricing and contract length decisions may also impact the mix of adoption among our offerings and negatively impact our overall revenue. Moreover, competition may require us to make substantial price concessions or accept shorter contract durations or other unfavorable contract terms. Our revenue and financial position may be adversely affected by any of the foregoing, and we may have increased difficulty achieving profitability.

If we fail to maintain and expand our partnerships with university and industry partners, our ability to grow our business and revenue will suffer.

The success of our business depends in large part on the continued and increased development and volume of compelling course content and credentialing programs by our university and industry partners, which we refer to collectively as our educator partners, as well as maintaining existing and credentialing programs. We may face several challenges in maintaining, establishing, and expanding these relationships. For instance, our university and industry partners who use our platform are required to invest significant time and resources to adjust the manner in which they develop course content and degree programs for an online learning environment. The delivery of degree programs online at educational institutions has not yet achieved widespread acceptance, and many administrators and faculty members may have concerns regarding the perceived loss of control over the educational process that might result from offering courses and degrees online and the effectiveness of asynchronous learning, as well as concerns regarding the ability to provide high-quality education online that maintains the standards they set for their on-campus programs. There can be no assurance that online programs, such as those offered on our platform, will ever achieve significant market acceptance, and universities and organizations may therefore decline to engage with our platform. Further, if we were to lose a significant number of university and industry partners, including those who provide a significant portion of the content and credentialing programs available on our platform, or are no longer able to offer certain content or credentialing programs on our platform, particularly those in high demand, our reputation, growth, and revenue would be materially and adversely impacted. For the three months ended March 31, 2022, we generated approximately 29% of our total revenue from the content and credentialing programs of five partners. Total revenue includes both revenue directly attributable to a particular partner and revenue which we do not consider directly attributable, such as revenue from site-wide subscriptions or our Coursera for Teams offering. The loss of or reduction in content and credentialing programs from such partners would materially and adversely affect our business if we are unable to secure comparable content from other partners.

If we change the contract terms with our educator partners, including with respect to pricing or contract length, it could materially and adversely affect our business, financial condition, and results of operations.

We work with our educator partners to deliver a broad portfolio of content and credentials on our platform. For our Consumer and Enterprise offerings, we incur content costs in the form of fees paid to educator partners. In addition, our Degrees services revenue is based on a percentage of the total tuition collected from Degrees students by the university partner. As a result, our revenue, gross profit, and operating results generally could be significantly and negatively impacted if the university partner raises or lowers tuition, or if we renegotiate or change the terms of our agreements with our partners. For example, if a significant number of university partners, or university partners whose courses or credentialing programs account for a significant volume of learner enrollment on our platform, were to seek to renegotiate the content fees payable by us or the percentage of tuition payable to us, it could have a material impact on our business and operating results. Further, we may change the terms of these agreements, including the pricing terms or contract length, due to competitive, regulatory, or other reasons. Any significant change in our pricing or other contract terms with these partners could materially and adversely affect our business, financial condition, and results of operations.

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

We have invested in and plan to continue expanding our sales and marketing organizations, both domestically and internationally. Identifying, recruiting, and training sales personnel requires significant time, expense, and attention. If we are unable to hire, develop, and retain talented sales or marketing personnel, if our new sales or marketing personnel are unable to achieve desired productivity levels in a reasonable period of time (including as a result of working remotely), or if our sales and marketing programs are not effective, or if expected sales and marketing programs by our partners do not materialize or are not effective, our ability to broaden our customer base and achieve broader market acceptance of our platform could be harmed. In addition, the investments we make in our sales and marketing organization will occur in advance of experiencing benefits from such investments, making it difficult to determine in a timely manner if we are efficiently allocating our resources in these areas.

If we fail to quickly and efficiently scale our operations to support the needs of new and existing partners, our reputation and our revenue will suffer.

Our continued growth and potential profitability depend on our ability to successfully scale our operations to support newly launched course offerings and new certification, degree, or other credentialing programs with our partners. If we cannot quickly and efficiently scale up our sales and marketing teams and our technology teams, which includes the hiring and training of new employees, we may not be successful in attracting potential learners to our platform, which would negatively impact our ability to generate revenue, and our partners and learners could lose confidence in our platform. If we cannot quickly and efficiently scale up our technology and operations to handle increases in the volume and rate of learner enrollment and of new course offerings or new certification, degree, or other credentialing programs, our partners’ and learners’ experiences with our platform may suffer, which in turn could damage our reputation. Our ability to effectively manage any significant increase in the volume of new offerings or programs or in the rate or volume of learner enrollment and retention will depend on a number of factors, including our ability to:

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

We believe that many of our new learners find us by word of mouth and other non-paid referrals from existing learners. If existing learners and partners are dissatisfied with their experience on our platform, they may stop accessing our content and may stop referring others to us. Likewise, if existing learners do not find our content appealing, whether because of a negative experience or declining interest in or relevancy of the content, they may stop referring others to us. In turn, if partners perceive that our platform lacks an adequate learner audience, partners may be less willing to provide content to offer on our platform, and the experience of learners could be further negatively impacted. If we are unable to retain existing learners and partners and attract new learners and partners who contribute to an active community, our growth prospects would be harmed, and our business could be adversely affected.

If we fail to manage the growth of our business both in terms of scale and complexity, our operating results and financial condition could be adversely affected.

Our revenue increased to $120.4 million in the three months ended March 31, 2022 from $88.4 million in the three months ended March 31, 2021. Our growth has placed, and we expect will continue to place, a significant strain on our administrative and operational infrastructure, facilities, and other resources, and we face challenges of integrating, developing, training, and motivating a rapidly growing employee base in various locations around the world and maintaining our company culture across multiple locations globally. Our ability to manage our operations and growth will require us to continue to expand our sales and marketing and content development personnel, and technology, finance, and administration teams globally, as well as our facilities and infrastructure. We will also be required to refine our operational, financial, and management controls and reporting systems and procedures. If we fail to efficiently manage this global expansion of our business, our costs and expenses may increase more than anticipated and we may not successfully expand our partnerships with businesses, governments, educational institutions, and other organizations, enhance our platform and technology-enabled services, increase the volume of new course content and credentialing programs developed by our partners, attract a sufficient number of learners in a cost-effective manner, satisfy the requirements of our existing partners, increase the volume of subscriptions to our Enterprise platform, respond to competitive challenges, or otherwise execute our business plan. Although our business has experienced significant growth in the past, we cannot provide any assurance that our business or revenue will continue to grow at the same rate or at all in the future.

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

These activities will require significant capital expenditures and allocation of valuable management and employee resources, and our growth will continue to place significant demands on our management and our operational and financial infrastructure. We may be unable to effectively manage any future growth in an efficient, cost-effective or timely manner, or at all. Any failure to successfully implement systems enhancements and improvements will likely negatively impact our ability to manage our expected growth, ensure uninterrupted operation of key business systems, and comply with the rules and regulations that are applicable to public reporting companies. Moreover, if we do not effectively manage the growth of our business and operations globally, the quality of our platform could suffer, which would negatively affect our reputation, results of operations, and overall business.

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

We may from time to time make equity investments in private companies where we do not have the ability to exercise significant influence over results. Investments in private companies are inherently risky. The companies in which we may invest include early-stage companies that may still be developing products and services with limited cash to support the development, marketing, and sales of their products, and whose financial statements are often unaudited. Further, our ability to liquidate such investments will typically be dependent on a liquidity event, such as a public offering or acquisition, as no public market currently exists for the securities held in the investees. Valuations of privately held companies are inherently complex and uncertain due to the lack of a liquid market for the securities of such companies and the potential lack of comparable acquisitions in the market as a comparison for such valuations, among other factors. If we determine that any of our investments in such companies have experienced a decline in value, we will recognize an expense to adjust the carrying value to its estimated fair value. Negative changes in the estimated fair value of private companies in which we invest could have a material adverse effect on our results of operations and financial condition.

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

We believe that our existing cash balances will be sufficient to meet our minimum anticipated cash requirements for at least the next 12 months. We may, however, need to raise additional funds to respond to business challenges or opportunities, accelerate our growth, develop new offerings, or enhance our platform. If we seek to raise additional capital, it may not be available on favorable terms or may not be available at all. In addition, if we seek debt financing, we may be subject to onerous terms and restrictive covenants. Lack of sufficient capital resources could significantly limit our ability to manage our business and to take advantage of business and strategic opportunities. Further, any additional capital raised through the sale of equity or issuance of debt securities with an equity component would dilute our existing stockholders. If adequate additional funds are not available if and when needed, we may be required to delay, reduce the scope of, or eliminate material parts of our business strategy.

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

Our current operations are international in scope, and we plan to expand our international operations, which exposes us to risks inherent in international operations.

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
•
different data privacy and protection laws, see “Risk Factors—Risks Related to Privacy, Cybersecurity, and Infrastructure”;
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
•
difficulties in managing foreign business operations, including the potential need to localize our business infrastructure, translating our policies and information technology systems into the local language, and local challenges related to technology, internet speed and availability, among other challenges; and
•
regional, global, economic, and political conditions, including geopolitical tensions or hostilities within or beyond areas where we currently have, or may in the future have, international operations, such as the ongoing Ukraine-Russia military conflict.

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

Our results of operations could be adversely affected by natural disasters, public health crises, political crises, political or geopolitical crises or other catastrophic events.

Our business and operations could be materially and adversely affected in the event of earthquakes, floods, fires, telecommunications failures, blackouts or other power losses, break-ins, acts of terrorism, an outbreak of hostilities, political or geopolitical crises such as the military conflict in Ukraine, inclement weather, public health crises, pandemics or endemics, or other catastrophic events. For example, the uncertain nature, magnitude, and duration of hostilities stemming from Russia’s recent military invasion of the Ukraine, including the potential effects of sanctions and retaliatory cyber-attacks on the world economy and markets, have contributed to increased market volatility and uncertainty, which could negatively impact our results of operations. Furthermore, our executive offices are located in the San Francisco Bay Area, an earthquake-sensitive area and one that has been increasingly vulnerable to wildfires, and damage to or total destruction of our executive offices resulting from earthquakes may not be covered in whole or in part by any insurance we may have. If floods, fire, inclement weather including extreme rain, wind, heat, or cold, or accidents due to human error were to occur and cause damage to our properties or other locations from which our employees are working, or if our operations or the operations of our service providers were interrupted by telecommunications failures, blackouts, acts of terrorism or outbreak of hostilities, political or geopolitical crises or public health crises, our results of operations would suffer, especially if such events were to occur during peak periods. We may not be able to effectively shift our operations due to disruptions arising from the occurrence of such events, and our business could be affected adversely as a result. See also “Risk Factors—Risks Related to Our Business and Industry—Climate change may have an adverse impact on our business”.

Our metrics and market estimates used to evaluate our performance are subject to inherent challenges in measurement, and real or perceived inaccuracies in those estimates may harm our reputation and negatively affect our business.

The metrics we use to evaluate our growth, measure our performance, and make strategic decisions are calculated using internal company data and have not been validated by a third party. Our metrics and market estimates may differ from estimates published by third parties or from similarly titled metrics of our competitors or peers due to differences in methodology or the assumptions on which we rely. Additionally, metrics and forecasts relating to the size and expected growth of our addressable market may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth we have forecasted, our business could fail to grow at similar rates, if at all. If securities analysts or investors do not consider our or market metrics to be accurate representations of our business, or if we discover material inaccuracies in such estimates, then the market price of our common stock could decline, our reputation and brand could be harmed, and our business, financial condition, and results of operations could be adversely affected.

Increasing scrutiny and evolving expectations from customers, partners, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us, expose us to new or additional risks, or harm our reputation.

Companies are facing increasing scrutiny from customers, partners, regulators, investors, and other stakeholders related to their environmental, social, and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and the price of our common stock. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure. Further, our current ESG disclosures, and any standards we may set for ourselves or a failure to meet these standards, may influence our reputation and the value of our brand. For example, we have elected to share publicly certain information about our ESG initiatives and information, and our commitment to the recruitment, engagement and retention of a diverse workforce. Our business may face increased scrutiny related to these activities, including from the investment community, and our failure to achieve progress in these areas on a timely basis, or at all, could adversely affect our reputation, business, and financial performance.

Climate change may have an adverse impact on our business.

Risks related to rapid climate change may have an increasingly adverse impact on our business and those of our customers, partners and learners in the longer term. Any of our primary locations and the locations of our customers, partners and learners may be vulnerable to the adverse effects of climate change. For example, our California headquarters has historically experienced, and is projected to continue to experience, climate-related events at an increasing frequency, including drought, water scarcity, heat waves, wildfires and resultant air quality impacts, and power shutoffs associated with wildfire prevention. Furthermore, it is more difficult to mitigate the impact of these events on our employees while they work from home as a result of the COVID-19 pandemic. Changing market dynamics, global policy developments, and the increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business and the business of our customers, partners and learners, and may cause us to experience higher attrition, losses and additional costs to maintain our operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers, partners, and learners and impact the communities in which we operate. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.

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

Our future growth could be impaired if we or our partners fail to obtain timely approval from applicable regulatory agencies to offer new programs, make substantive changes to existing programs or expand their programs into or within certain jurisdictions.

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

We or our partners may also be required to obtain appropriate approvals under international education laws and regulations. For example, a recent Indian regulation relating to online higher education requires, among other things, that learning platforms utilized by Indian universities to offer online degrees be approved by a technical committee of the Indian regulator. Seeking such approval could be a complex and time-consuming process, since the requirement is new, and as such there is no certainty as to the timing and standard of review for international platforms, or even whether international platforms are permitted to apply for approval. In addition, we may lack the knowledge and resources to successfully pursue an application without the support of one or more of our Indian university partners. India’s Ministry of Education recently announced its intention to consolidate and strengthen the regulatory framework governing the Education Technology industry in the country. While the Ministry of Education has not yet released an official version of the framework, additional compliance requirements and regulatory restrictions may apply. If enacted, such new requirements and obligations would cause increased costs for compliance and could impact our financial and business operations in the region.

If we or our partners fail to obtain or maintain necessary authorizations, or we or our partners violate applicable laws and regulations, learners in relevant programs could be adversely affected and we could lose our ability to operate in that state or international market, and our ability to generate revenue would be adversely affected.

If our partners fail to maintain institutional or programmatic accreditation for their programs, our revenue could be materially adversely affected.

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

Our platform is also subject to various requirements relating to accessibility for learners with disabilities. Certain requirements of Title II and Title III of the Americans with Disabilities Act apply to us and to our public and private university partners, Section 504 of the Rehabilitation Act of 1974 (the “Rehabilitation Act”) applies to our partners that receive federal funding, and Section 508 of the Rehabilitation Act, which sets accessibility standards for websites of federal departments and agencies, applies to certain of our government customers. Further, in the absence of definitive federal rulemaking, the Web Content Accessibility Guidelines 2.1, a set of recommendations and technical standards for making websites accessible to individuals with disabilities published by the World Wide Web Consortium, have become the effective standard for learner-facing aspects of our platform. We may not be successful in ensuring that our offerings and services meet these changing statutory and regulatory requirements, which could make our solutions less attractive to our partners and customers and which could subject us to third-party lawsuits, regulatory fines, or other action or liability, and we expect to incur ongoing costs of compliance. In addition, we have structured our learner subscription plans to charge learners on a recurring basis, and as a result we must comply with complex international, federal and state laws and regulations related to automatic renewal, unfair competition, and false advertising. These laws, among other things, require us to make specific disclosures in specific ways at the time a learner purchases a subscription, and obtain the learner’s express consent to the recurring charges. The penalties for failing to comply with these requirements can be severe, including rendering the subscription contract null and void, and allowing the consumer to treat any services provided under such a contract as a gift, and any failure to comply with these requirements may constitute violations of more general consumer protection laws.

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

Although we take precautions to prevent our platform from being provided in violation of such laws, our platform could be provided inadvertently in violation of such laws, despite the precautions we take. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to civil or criminal penalties, including the possible loss of export privileges and fines. We may also be adversely affected through penalties, reputational harm, loss of access to certain markets, or otherwise. In addition, various countries regulate the import and export of certain encryption and other technology, including import and export permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our platform or could limit our learners’ ability to access our platform in those countries. Changes in our platform, or changes in export and import regulations, such as recent changes or sanctions applicable to certain regions of Ukraine, the increase of sanctions on Russian parties, and discretionary decisions to suspend activities in Russia, may prevent our international learners from utilizing our platform or, in some cases, prevent the export or import of our platform to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions, or related legislation or changes in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell subscriptions to our platform to, existing or potential learners internationally, or could restrict our ability to acquire technology, services, or content. Any decreased use of our platform or limitation on our ability to export or sell our platform would adversely affect our business, results of operations, and financial results.

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

Our platform is vulnerable to power outages, telecommunications failures, and catastrophic events, as well as computer viruses, worms, malicious code, break-ins, phishing attacks, denial-of-service attacks, ransomware, and other cyber-attacks. Any of these incidents could lead to interruptions or shutdowns of our platform, loss of data, or unauthorized disclosure of personally identifiable or other sensitive information. Cyber-attacks could also result in the theft of our intellectual property. If we gain greater visibility, we may face a higher risk of being targeted by cyber-attacks. Advances in computer capabilities, new technological discoveries, or other developments may result in cyber-attacks becoming more sophisticated and more difficult to detect.

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

We and our third-party service providers may not have the resources or technical sophistication to anticipate or prevent all such cyber-attacks. Moreover, techniques used to obtain unauthorized access to systems change frequently and may not be known until launched against us or our third-party service providers. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or employees of our third-party service providers or theft or loss of devices.

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

In providing services to our partners and customers, we may directly or indirectly have access to personally identifiable information from learners and prospective learners, such as names, email addresses, and sensitive personal information. In the event that sensitive personally identifiable information is unlawfully accessed or acquired, the majority of states and many international jurisdictions have laws that require institutions to investigate and promptly disclose the data breach to impacted individuals, usually in writing. Under the terms of our agreements with partners and customers, we may be responsible for the costs of investigating and disclosing data breaches to learners and, in many cases, to partners and customers as well. In addition to costs associated with investigating and fully disclosing a data breach in such instances, we could be subject to substantial costs to remedy the data breach, substantial monetary fines or private claims by affected parties and our reputation would likely be harmed.

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

In the United States, a significant example of this is the California Consumer Privacy Act (the “CCPA”), which provides data privacy rights for California consumers and new operational requirements for covered companies. The CCPA provides that covered companies must provide disclosures to California consumers and afford such consumers new data privacy rights that include the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. On January 1, 2023 the California Privacy Rights Act (the “CPRA”) will come into effect and significantly modify the CCPA, including by imposing additional obligations on covered companies and expanding consumers’ rights with respect to certain sensitive personal information and rights to object to sharing information for behavioral advertising purposes, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Additionally, the Virginia Consumer Data Protection Act will come into effect on January 1, 2023, and the Colorado Privacy Act will enter into force on July 1, 2023, and the Utah Consumer Privacy Act will come into effect on December 31, 2023, each of which impose similar requirements on covered businesses. In addition, all 50 states have laws including obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and others. Aspects of the CCPA, the CPRA, and other laws and regulations relating to data protection, privacy, and information security, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them.

The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States. In addition to California, Colorado, Utah, and Virginia, other states are also considering privacy legislation. The CCPA has prompted a number of additional proposals for federal and state privacy legislation that, if passed, could increase our potential liability, add layers of complexity to compliance in the U.S. market, increase our compliance costs and adversely affect our business.

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

We use social media, emails, push notifications and text messages as part of our omni-channel approach to marketing. As laws and regulations evolve to govern the use of these channels, the failure by us, our employees, our partners, or third parties acting at our direction to comply with applicable laws and regulations in the use of these channels could adversely affect our reputation or subject us to fines or other penalties. In addition, our employees, our partners, or third parties acting at our direction may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement of intellectual property, as well as the public disclosure of proprietary, confidential, or sensitive personal information of our business, employees, learners, partners, or others. Information concerning us or our partners and learners, whether accurate or not, may be posted on social media platforms at any time and may have an adverse impact on our brand, reputation, or business. The harm may be immediate without affording us an opportunity for redress or correction and could have a material adverse effect on our reputation, business, operating results, financial condition, and prospects.

Risks Related to Intellectual Property

Any failure to obtain, maintain, protect or enforce our intellectual property and proprietary rights could impair our ability to protect our proprietary technology and our brand and could materially harm our business.

We rely on a combination of intellectual property rights, contractual protections, and other practices to protect our brand, proprietary information, technologies, and processes. We primarily rely on copyright and trade secret laws to protect our proprietary technologies and processes, including the algorithms we use throughout our business. Others may independently develop the same or similar technologies and processes, or may improperly acquire and use information about our technologies and processes, which may allow them to provide a service similar to ours, which could harm our competitive position. Our principal trademark assets include the registered trademark “Coursera” and our logos and taglines. We also hold the rights to the “Coursera.org” Internet domain name and various related domain names, which are subject to Internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. If we are unable to protect our trademarks or domain names, our brand recognition and reputation would suffer, we would incur significant expense establishing new brands and our operating results would be adversely impacted. As of March 31, 2022, we had 16 issued patents relating to technology features of our platform, including identity verification, content delivery and navigation, and automation, which patents expire between 2034 and 2039, and a number of U.S. pending patent applications also relating to certain technology features of our platform. We cannot predict whether any pending patent application will result in an issued patent that will effectively protect and enforce our intellectual property. Even if a patent issues, the patent may be circumvented or its validity may be challenged in proceedings before the U.S. Patent and Trademark Office. In addition, we cannot assure you that every significant feature of technology and services will be protected by any patent or patent application. Further, to the extent we pursue patent protection for our innovations, patents we may apply for may not issue, and patents that do issue or that we acquire may not provide us with any competitive advantages or may be challenged by third parties. There can be no assurance that any patents we obtain will adequately protect our inventions or survive a legal challenge, as the legal standards relating to the validity, enforceability, and scope of protection of patent and other intellectual property rights are uncertain.

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

As a PBC, we are required to publicly report at least biennially on our overall public benefit performance and on our assessment of our success in achieving our specific public benefit purpose. If we are not timely or are unable to provide this report or if the report is not viewed favorably by parties doing business with us or by regulators or others reviewing our credentials, our reputation and status as a PBC may be harmed.

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

We are required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or the date we are no longer an “emerging growth company,” as defined in the JOBS Act. In addition, we will be required, pursuant to Section 404(a) to include a report by management on, among other things, the effectiveness of our internal control over financial reporting as of December 31, 2022. Section 404 of the Sarbanes-Oxley Act (“Section 404”) requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations, document our controls and perform testing of our key controls over financial reporting to allow management and our independent public accounting firm to report on the effectiveness of our internal control over financial reporting. Our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to lawsuits, sanctions, or investigations by regulatory authorities, which would require additional financial and management resources.

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

As a public company, we have incurred, and expect to incur, significant legal, accounting, and other expenses. Our management team and other personnel devote, and will need to continue to devote, a substantial amount of time to, and we may not effectively or efficiently manage our operations as a public company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations of the SEC and the NYSE. If, notwithstanding our efforts to comply with these laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. Further, failure to comply with these rules might make it more difficult for us to obtain some types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management. As such, we have invested, and intend to continue to invest, resources to comply with evolving laws, regulations, and standards. This investment has resulted in and may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities.

We also expect that our management and other personnel will need to divert attention from other business matters to devote substantial time to the reporting and other requirements applicable to a public company. In particular, we expect to incur significant expense and devote substantial management effort to complying with the requirements of Section 404. We have hired resources with expertise in compliance with the Sarbanes-Oxley Act and recently commenced the process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. As we continue to grow, we will hire additional accounting and financial personnel with requisite technical and public company experience. If we are unable to recruit and retain additional accounting and finance personnel or if our accounting and finance team is unable for any reason to respond adequately to the increased demands that will result from being a public company, the quality and timeliness of our financial reporting may suffer, which could result in the identification of material weaknesses in our internal controls. Any consequences resulting from inaccuracies or delays in our reported consolidated financial statements could cause our stock price to decline and could harm our business, financial condition, and results of operations.

Risks Related to Our Common Stock

The price of our common stock could be volatile and declines in the price of common stock could subject us to litigation.

Our stock price may be volatile and may decline. The trading price and volume of our common stock could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•
variations in our operating results and other financial and operational metrics, including the key financial and operating metrics disclosed in this Quarterly Report on Form 10-Q, as well as how those results and metrics compare to analyst and investor expectations;
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
•
litigation or other claims against us;
•
the number of shares of our common stock that are available for public trading; and
•
any other factors discussed in this Quarterly Report on Form 10-Q.

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

In addition, as of March 31, 2022, 28,853,470 shares were issuable upon exercise of outstanding stock options or the vesting of outstanding RSUs. Sales of stock by these equity holders or the perception that such sales could occur could adversely affect the trading price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds

On April 5, 2021, we completed our initial public offering of common stock, in which we sold 14,664,776 shares. The shares were sold at a price to the public of $33.00 per share for net proceeds of $452.5 million after deducting underwriting discounts and commissions of $31.5 million. Additionally, offering costs incurred by us were $6.4 million.

On April 19, 2021, the underwriters exercised in full the right to purchase 2,359,500 additional shares of common stock from us,

resulting in additional net proceeds of $72.8 million after deducting underwriting discounts and commissions of $5.1 million.

All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on

Form S-1 (File No. 333-253932), which was declared effective by the SEC on March 30, 2021. Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC acted as representatives of the underwriters for the offering. We incurred offering expenses of $6.4 million. Upon completion of the sale of the shares of our common stock referenced in the preceding sentences, the IPO terminated.

Item 6. Exhibits

Exhibit Number	Description
10.1	Offer Letter between Coursera, Inc. and Michele M. Meyers, dated February 9, 2022.
10.2	Coursera, Inc. Amended and Restated Executive Severance Plan.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

# In accordance with Item 601(b)(32)(ii) of Regulation S‑K and SEC Release No. 34‑47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10‑Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COURSERA, INC.

Date: May 6, 2022	By:	/s/ Jeffrey N. Maggioncalda
Jeffrey N. Maggioncalda
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 6, 2022	By:	/s/ Kenneth R. Hahn
Kenneth R. Hahn
Chief Financial Officer
(Principal Financial Officer)

Date: May 6, 2022	By:	/s/ Michele M. Meyers
Michele M. Meyers
Chief Accounting Officer
(Principal Accounting Officer)