Form 10-Q
period 2022-06-30
Coursera, Inc.
filed 2022-08-04
CIK 1651562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 28, 2022, the registrant had 145,763,241 shares of common stock, $0.00001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

COURSERA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	As of
	June 30, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$380,005	$580,658
Marketable securities	403,140	241,117
Accounts receivable, net of allowance for doubtful accounts of $189 and $105 as of June 30, 2022 and December 31, 2021, respectively	57,418	34,396
Deferred costs, net	22,496	19,666
Prepaid expenses and other current assets	20,494	16,494
Total current assets	883,553	892,331
Property, equipment, and software, net	27,862	24,725
Operating lease right-of-use assets	11,510	16,321
Intangible assets, net	9,165	10,091
Restricted cash	2,061	2,061
Other assets	18,239	13,381
Total assets	$952,390	$958,910

Liabilities and Stockholders’ Equity
Current liabilities:
Educator partners payable	$55,323	$49,206
Other accounts payable and accrued expenses	20,876	23,257
Accrued compensation and benefits	16,519	18,353
Operating lease liabilities, current	8,043	8,031
Deferred revenue, current	115,581	94,637
Other current liabilities	7,968	7,639
Total current liabilities	224,310	201,123
Operating lease liabilities, non-current	8,715	11,864
Deferred revenue, non-current	2,665	3,851
Other liabilities	913	559
Total liabilities	236,603	217,397
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized as of June 30, 2022 and December 31, 2021; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value—300,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 148,332,771 shares issued and 145,584,833 shares outstanding as of June 30, 2022, and 144,653,979 shares issued and 141,906,041 shares outstanding as of December 31, 2021	1	1
Additional paid-in capital	1,299,173	1,235,231
Treasury stock—at cost, 2,747,938 shares as of June 30, 2022 and December 31, 2021	(4,701)	(4,701)
Accumulated other comprehensive loss	(2,318)	(252)
Accumulated deficit	(576,368)	(488,766)
Total stockholders’ equity	715,787	741,513
Total liabilities and stockholders’ equity	$952,390	$958,910

See notes to unaudited condensed consolidated financial statements.

COURSERA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$124,754	$102,089	$245,187	$190,451
Cost of revenue	46,348	41,162	89,151	79,987
Gross profit	78,406	60,927	156,036	110,464
Operating expenses:
Research and development	44,929	41,004	82,884	63,144
Sales and marketing	55,586	43,862	107,253	76,475
General and administrative	25,726	21,846	50,904	34,991
Total operating expenses	126,241	106,712	241,041	174,610
Loss from operations	(47,835)	(45,785)	(85,005)	(64,146)
Interest income	837	85	1,172	165
Other (expense) income, net	(1,173)	42	(1,598)	35
Loss before income taxes	(48,171)	(45,658)	(85,431)	(63,946)
Income tax expense	1,163	705	2,171	1,080
Net loss	$(49,334)	$(46,363)	$(87,602)	$(65,026)
Net loss per share—basic and diluted	$(0.34)	$(0.35)	$(0.61)	$(0.75)
Weighted average shares used in computing net loss per share—basic and diluted	144,782,220	131,804,121	143,909,469	86,761,169

See notes to unaudited condensed consolidated financial statements.

COURSERA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(49,334)	$(46,363)	$(87,602)	$(65,026)
Change in unrealized loss on marketable securities, net of tax	(454)	(18)	(2,066)	(15)
Comprehensive loss	$(49,788)	$(46,381)	$(89,668)	$(65,041)

See notes to unaudited condensed consolidated financial statements.

COURSERA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Redeemable							Accumulated
	Convertible				Additional			Other		Total
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity (Deficit)

Balance—March 31, 2022	—	$—	146,578,434	$1	$1,262,283	(2,747,938)	$(4,701)	$(1,864)	$(527,034)	$728,685
Issuance of common stock upon exercise of options	—	—	1,145,682	—	5,035	—	—	—	—	5,035
Vesting of restricted stock units	—	—	400,030	—	—	—	—	—	—	—
Tax withholding on vesting of restricted stock units	—	—	(145,203)	—	(2,227)	—	—	—	—	(2,227)
Issuance of common stock related to employee stock purchase plan	—	—	353,828	—	4,596	—	—	—	—	4,596
Stock-based compensation expense	—	—		—	29,486	—	—	—	—	29,486
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	(454)	—	(454)
Net loss	—	—	—	—	—	—	—	—	(49,334)	(49,334)
Balance—June 30, 2022	—	$—	148,332,771	$1	$1,299,173	(2,747,938)	$(4,701)	$(2,318)	$(576,368)	$715,787

Balance—December 31, 2021	—	$—	144,653,979	$1	$1,235,231	(2,747,938)	$(4,701)	$(252)	$(488,766)	$741,513
Issuance of common stock upon exercise of options	—	—	2,873,688	—	11,485	—	—	—	—	11,485
Vesting of restricted stock units	—	—	722,365	—	—	—	—	—	—	—
Tax withholding on vesting of restricted stock units	—	—	(271,089)	—	(4,852)	—	—	—	—	(4,852)
Issuance of common stock related to employee stock purchase plan	—	—	353,828	—	4,596	—	—	—	—	4,596
Stock-based compensation expense	—	—	—	—	52,713	—	—	—	—	52,713
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	(2,066)	—	(2,066)
Net loss	—	—	—	—	—	—	—	—	(87,602)	(87,602)
Balance—June 30, 2022	—	$—	148,332,771	$1	$1,299,173	(2,747,938)	$(4,701)	$(2,318)	$(576,368)	$715,787

Balance—March 31, 2021	75,305,400	$462,293	45,941,154	$—	$140,803	(2,747,938)	$(4,701)	$23	$(362,214)	$(226,089)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(75,305,400)	(462,293)	75,305,400	1	462,292	—	—	—	—	462,293
Issuance of common stock upon initial public offering, net of offering costs	—	—	17,024,276	—	518,835	—	—	—	—	518,835
Issuance of common stock upon exercise of options	—	—	1,611,904	—	5,720	—	—	—	—	5,720
Issuance of restricted stock awards	—	—	2,115	—	—	—	—	—	—	—
Vesting of early exercise stock options	—	—	—	—	21	—	—	—	—	21
Stock-based compensation expense	—	—	—	—	41,010	—	—	—	—	41,010
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	—	—	—	—	(46,363)	(46,363)
Balance—June 30, 2021	—	$—	139,884,849	$1	$1,168,681	(2,747,938)	$(4,701)	$5	$(408,577)	$755,409

Balance—December 31, 2020	75,305,400	$462,293	43,049,228	$—	$126,408	(2,747,938)	$(4,701)	$20	$(343,551)	$(221,824)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(75,305,400)	(462,293)	75,305,400	1	462,292	—	—	—	—	462,293
Issuance of common stock upon initial public offering, net of offering costs	—	—	17,024,276	—	518,835	—	—	—	—	518,835
Issuance of common stock upon exercise of options	—	—	4,503,830	—	14,284	—	—	—	—	14,284
Issuance of restricted stock awards	—	—	2,115	—	—	—	—	—	—	—
Vesting of early exercise stock options	—	—	—	—	42	—	—	—	—	42
Stock-based compensation expense	—	—	—	—	46,820	—	—	—	—	46,820
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	—	—	—	(65,026)	(65,026)
Balance—June 30, 2021	—	$—	139,884,849	$1	$1,168,681	(2,747,938)	$(4,701)	$5	$(408,577)	$755,409

See notes to unaudited condensed consolidated financial statements.

COURSERA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(87,602)	$(65,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,621	6,371
Stock-based compensation expense	49,483	44,459
Amortization or accretion of marketable securities	1,020	319
Impairment of long-lived assets	5,095	—
Other	493	105
Changes in operating assets and liabilities:
Accounts receivable, net	(23,428)	(11,141)
Prepaid expenses and other assets	(13,522)	(4,124)
Operating lease right-of-use assets	2,507	2,716
Accounts payable and accrued expenses	4,462	(5,274)
Accrued compensation and other liabilities	(1,151)	4,347
Operating lease liabilities	(3,136)	(3,191)
Deferred revenue	19,758	20,639
Net cash used in operating activities	(37,400)	(9,800)
Cash flows from investing activities:
Purchases of marketable securities	(180,552)	—
Proceeds from maturities of marketable securities	15,000	153,981
Purchases of property, equipment, and software	(717)	(739)
Capitalized internal-use software costs	(7,266)	(6,598)
Purchases of content assets	(954)	(531)
Net cash (used in) provided by investing activities	(174,489)	146,113
Cash flows from financing activities:
Proceeds from exercise of stock options	11,787	14,284
Proceeds from employee stock purchase plan	4,596	—
Proceeds from initial public offering, net of offering costs	—	525,284
Payment of deferred offering costs	(295)	(6,110)
Payment of tax withholding on vesting of restricted stock units	(4,852)	—
Net cash provided by financing activities	11,236	533,458
Net (decrease) increase in cash, cash equivalents, and restricted cash	(200,653)	669,771
Cash, cash equivalents, and restricted cash—Beginning of period	582,719	82,426
Cash, cash equivalents, and restricted cash—End of period	$382,066	$752,197

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$380,005	$749,649
Restricted cash	2,061	2,548
Total cash, cash equivalents, and restricted cash	$382,066	$752,197

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,475	$874
Supplemental disclosure of noncash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$3,230	$2,361
Unpaid deferred offering costs	$—	$339

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and following the requirements of the Securities and Exchange Commission (“SEC”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of the Company’s financial information. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or for any other future year. The balance sheet as of December 31, 2021 has been derived from audited consolidated financial statements at that date but does not include all information required by GAAP for annual consolidated financial statements.

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

Segment Information—The Company defines its segments as those operations the chief operating decision maker (“CODM”), determined to be the Chief Executive Officer of the Company, regularly reviews to allocate resources and assess performance. For the three and six months ended June 30, 2022 and 2021, the Company operated under three segments: Consumer, Enterprise, and Degrees. The Company continually monitors and reviews its segment reporting structure in accordance with Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, to determine whether any changes have occurred that would impact its reportable segments. For further information on the Company’s segment reporting, see Note 15 “Segment and Geographic Information.”

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

Summary of Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies, other than the update described below, as of and for the three and six months ended June 30, 2022 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 3, 2022.

Educator Partner Costs—The Company has various agreements with educator partners that grant it the right to host their intellectual property on its platform. In return, educator partners earn a fee that the Company recognizes as a content cost in the same period in which the related revenue is recognized and is classified as a cost of revenue in the unaudited condensed consolidated statement of operations. One such agreement stipulates that fees earned by the educator partner are to be allocated to a development fund to be held and spent by the Company on activities such as developing, marketing, and advertising the educator partner's content, according to a mutually agreed upon plan. For this agreement, the Company recognizes the liability and related expense associated with this development fund consistent with the timing of when it recognizes educator partner content costs given the Company's liability is established in the same period the revenue is recognized. The expenses are classified in the unaudited condensed consolidated statement of operations based on the nature of the underlying spend. The liability associated with the development fund is recorded within other accounts payable and accrued expenses within the unaudited condensed consolidated balance sheets.

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

For purposes of assessing concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer. For the three and six months ended June 30, 2022 and 2021, the Company did not have any customers that accounted for more than 10% of the Company’s revenue. As of June 30, 2022, the Company had one customer that accounted for 17% of its net accounts receivable balance that has since been collected within typical business terms. As of December 31, 2021, no customer accounted for more than 10% of the Company’s net accounts receivable balance.

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

As of June 30, 2022, the last business day of our most recently completed second fiscal quarter, the Company's aggregate worldwide public float was greater than $700 million. As a result of exceeding this threshold and meeting the time and reporting requirements established by the SEC, we will become a large accelerated filer and will no longer qualify as an emerging growth company on December 31, 2022, the end of our current fiscal year. Accordingly, at that time we will cease to be eligible for the emerging growth company provisions of the JOBS Act.

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

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses, which provides new authoritative guidance with respect to the measurement of credit losses on financial instruments. This update changes the impairment model for most financial assets and certain other instruments by introducing a current expected credit loss (“CECL”) model. The CECL model is a forward-looking approach based on expected losses rather than incurred losses, requiring entities to estimate and record losses expected over the remaining contractual life of an asset. As the Company will lose its emerging growth company (“EGC”) status as of December 31, 2022, the Company will be required to apply the provisions of ASU 2016-13 beginning with the annual reporting period ended December 31, 2022. The Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements and related disclosures.

3. REVENUE RECOGNITION

Contract Balances—The Company’s contract assets and liabilities were as follows:

	As of
	June 30, 2022	December 31, 2021	January 1, 2021
Contract assets:
Billed accounts receivable, net of allowance for doubtful accounts	$52,940	$22,286	$39,976
Unbilled accounts receivable	4,478	12,110	745
Total contract assets	$57,418	$34,396	$40,721

Contract liabilities:
Deferred revenue	$118,246	$98,488	$80,642
Total contract liabilities	$118,246	$98,488	$80,642

Revenue recognized during the six months ended June 30, 2022 and 2021 that was included in the deferred revenue balances at the beginning of the year was $70,323 and $56,001, respectively.

Remaining Performance Obligations—Remaining performance obligations represent future promises to transfer goods or services under noncancelable contracts for which revenue has not yet been recognized and we do not yet have the right to bill. As of June 30, 2022, the Company had remaining performance obligations of $276,148 and expects to recognize approximately 65% as revenue over the next 12 months and the remainder thereafter.

Costs to Obtain and Fulfill a Contract—During the three months ended June 30, 2022 and 2021, the Company capitalized $4,606 and $3,400, respectively, of commissions and related payroll tax expenditures and amortized $3,003 and $1,884, respectively, to sales and marketing expense. During the six months ended June 30, 2022 and 2021, the Company capitalized $7,099 and $5,692, respectively, of commissions and related payroll tax expenditures and amortized $5,747 and $3,550, respectively, to sales and marketing expense. As of June 30, 2022 and December 31, 2021, the amount of deferred commissions and related payroll tax expenditures included in deferred costs and in other assets was $11,107 and $8,823, and $9,761 and $8,817, respectively.

During the three and six months ended June 30, 2022, the Company recognized an impairment loss of $0 and $1,886, respectively, relating to deferred partner fees associated with content from Russian educator partners that the Company does not expect to recover. This was recorded within general and administrative expenses in the unaudited condensed consolidated statements of operations.

4. FAIR VALUE MEASUREMENTS

The Company’s assets and liabilities that were measured at fair value by level within the fair value hierarchy were as follows:

	As of June 30, 2022
	Fair Value	Level 1
Financial assets:
Cash equivalents—money market funds	$333,813	$333,813
Marketable securities:
U.S. government Treasury bills	403,140	403,140
Total financial assets	$736,953	$736,953

	As of December 31, 2021
	Fair Value	Level 1
Financial assets:
Cash equivalents—money market funds	$539,091	$539,091
Marketable securities:
U.S. government Treasury bills	241,117	241,117
Total financial assets	$780,208	$780,208

The Company remeasures certain assets, including intangible assets and its equity-method investment in a private company, at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. No such events or changes occurred during the three and six months ended June 30, 2022 and 2021.

5. MARKETABLE SECURITIES

The following table represents the Company’s available-for-sale marketable securities:

	As of June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government Treasury bills	$405,458	$—	$(2,318)	$403,140
Total marketable securities	$405,458	$—	$(2,318)	$403,140

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government Treasury bills	$241,369	$—	$(252)	$241,117
Total marketable securities	$241,369	$—	$(252)	$241,117

The gross realized gains and losses related to the Company’s marketable securities were not material for the three and six months ended June 30, 2022 and 2021.

The following table presents the amortized cost and fair value of available-for-sale marketable securities by contractual maturity date:

	As of
	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$405,458	$403,140	$241,369	$241,117

Investments in an unrealized loss position consisted of the following:

	As of
	June 30, 2022		December 31, 2021
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government Treasury bills	$403,140	$(2,318)	$241,117	$(252)
Total investments in an unrealized loss position	$403,140	$(2,318)	$241,117	$(252)

As of June 30, 2022 and December 31, 2021, no investments were in a continuous unrealized loss position for more than 12 months. The Company does not intend to sell any of these investments and does not consider it more likely than not that the Company would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity.

6. CONSOLIDATED BALANCE SHEET COMPONENTS

Property, Equipment, and Software—Property, equipment, and software, net consisted of the following:

		As of
	Estimated Useful Life	June 30, 2022	December 31, 2021
Internal-use software	2 to 5 years	$46,005	$35,508
Computer equipment and software	2 years	5,005	4,163
Leasehold improvements	Shorter of useful life and remaining lease term	6,527	7,119
Furniture and fixtures	5 years	2,759	3,051
Total property, equipment, and software		60,296	49,841
Less accumulated depreciation and amortization		(32,434)	(25,116)
Property, equipment, and software—net		$27,862	$24,725

Depreciation and amortization expense related to property, equipment, and software for the three months ended June 30, 2022 and 2021 was $3,779 and $2,864, respectively, which included amortization expense for internal-use software of $3,059 and $2,157, respectively, that is recorded within cost of revenue in the unaudited condensed consolidated statements of operations.

Depreciation and amortization expense related to property, equipment, and software for the six months ended June 30, 2022 and 2021 was $7,318 and $5,368, respectively, which included amortization expense for internal-use software of $5,870 and $3,988, respectively, that is recorded within cost of revenue in the unaudited condensed consolidated statements of operations.

Intangible Assets—Intangible assets, net consisted of the following:

		As of
		June 30, 2022			December 31, 2021
	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Content assets	5 years	$6,098	$(1,353)	$4,745	$5,721	$(777)	$4,944
Developed technology	6 years	8,446	(4,034)	4,412	8,446	(3,337)	5,109
Assembled workforce	3 years	181	(173)	8	181	(143)	38
Intangible assets		$14,725	$(5,560)	$9,165	$14,348	$(4,257)	$10,091

During the three months ended June 30, 2022 and 2021, the Company capitalized $122 and $599 of content assets, respectively. During the six months ended June 30, 2022 and 2021, the Company capitalized $377 and $769 of content assets, respectively. Intangible assets amortization expense was $660 and $576 for the three months ended June 30, 2022 and 2021, respectively. Intangible assets amortization expense was $1,303 and $1,003 for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, the weighted-average remaining amortization period was 0.1 years for assembled workforce, 3.1 years for developed technology, and 3.9 years for content assets. Amortization of assembled workforce is included in research and development expenses, and amortization of developed technology and content assets is included in cost of revenue in the unaudited condensed consolidated statements of operations.

As of June 30, 2022, future expected amortization expense for intangible assets was as follows:

Years Ending December 31
Remainder of 2022	$1,321
2023	2,618
2024	2,627
2025	2,099
2026	433
Thereafter	67
Total	$9,165

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

Income tax expense for the three months ended June 30, 2022 and 2021 resulted in an effective tax rate of (2.4)% and (1.5)%, respectively. Income tax expense for the six months ended June 30, 2022 and 2021 resulted in an effective tax rate of (2.5)% and (1.7)%, respectively. The difference between the effective tax rate and the U.S. federal statutory rate is primarily due to a valuation allowance established on the Company’s federal and state net deferred tax assets, income taxes on foreign operations, U.S. state income taxes, and stock-based compensation expense.

As of June 30, 2022, the Company has provided a valuation allowance against certain federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management’s assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.

8. REDEEMABLE CONVERTIBLE PREFERRED STOCK

Redeemable Convertible Preferred Stock—Upon the closing of the Company’s initial public offering (the "IPO"), all outstanding shares of its redeemable convertible preferred stock automatically converted into 75,305,400 shares of common stock on a one-for-one basis. As of June 30, 2022, there were no shares of redeemable convertible preferred stock issued and outstanding.

9. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock—In connection with the IPO, the Company authorized the issuance of 10,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share, with rights and preferences, including voting rights, to be designated from time to time by the board of directors. As of June 30, 2022, there were no shares of preferred stock issued or outstanding.

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

The Company adopted the 2021 Stock Incentive Plan (the “2021 Plan”) and 2021 Employee Stock Purchase Plan (the “ESPP”) in February 2021, which became effective on March 30, 2021 when the registration statement for the IPO was declared effective (collectively, the 2021 Plan, the ESPP, and the Predecessor Plans are referred to as the “Plans”). The 2021 Plan provides for the granting of incentive and nonstatutory stock options, RSUs, and other equity awards. Pursuant to the ESPP, participants may contribute up to 15 percent of their eligible compensation to purchase shares of common stock at 85 percent of the lower of the market price of the Company’s common stock on the date of commencement of the applicable offering period or on the last day of each six-month purchase period. The offering periods start on the first trading day on or after May 11 and November 11 of each year, except for the first offering period, which commenced on the Company’s IPO effective date, or March 30, 2021.

As of June 30, 2022, 16,516,807 shares of the Company’s common stock were reserved for future issuance under the 2021 Plan. As of June 30, 2022, 3,637,184 shares of the Company’s common stock were reserved for issuance under the ESPP.

Under the ESPP, if the closing market price of the Company's common stock on the offering date of a new offering falls below the closing market price of the Company's common stock on the offering date of an ongoing offering, the ongoing offering would terminate immediately following the purchase of ESPP shares on the purchase date immediately preceding the new offering. Participants in the terminated offering would automatically be enrolled in the new offering ("ESPP reset"), resulting in a stock-based compensation modification charge to be recognized over the new offering period. During the three and six months ended June 30, 2022, there was an ESPP reset that resulted in a stock-based compensation modification charge of $7,781, which is being recognized over the new offering period ending on May 10, 2024.

Stock Options—The Company may grant options at prices not less than the grant date fair value. These options generally expire 10 years from the grant date. Incentive stock options and nonstatutory options generally vest ratably over a four-year service period.

Stock option activity under the Plans for the six months ended June 30, 2022 was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balance—December 31, 2021	23,000,872	$5.62	6.81	$436,630
Granted	—	—
Exercised	(2,873,688)	4.00
Canceled	(637,691)	6.85
Balance—June 30, 2022	19,489,493	$5.82	6.34	$174,531
Options vested	13,493,649	$3.85	5.65	$139,755

The aggregate intrinsic value of options exercised was $44,744 for the six months ended June 30, 2022.

RSUs—During the year ended December 31, 2020, the Company began granting RSUs to its employees and directors. RSUs granted prior to the IPO had service-based and performance-based vesting conditions, both of which had to be satisfied in order for the RSUs to vest. The service-based vesting condition for these awards is typically satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter. The performance-based vesting condition was to be satisfied on the earlier of (i) a change in control event or (ii) the first sale of the Company’s common stock pursuant to an initial public offering. Both events were not deemed probable until consummated. Upon the first sale of the Company’s common stock pursuant to the IPO on April 5, 2021, the performance-based vesting condition was satisfied, and therefore, the Company recognized cumulative stock-based compensation expense of $16,803 using the accelerated attribution method for the portion of the awards for which the service-based vesting condition had been satisfied. RSUs granted after the IPO do not contain the performance-based vesting condition described above, and the related stock-based compensation expense is recognized on a straight-line basis over the requisite service period.

RSU activity for the six months ended June 30, 2022 was as follows:

	Number of Shares	Weighted-Average Grant Fair Value	Aggregate Intrinsic Value
Unvested balance—December 31, 2021	7,387,288	$29.68	$180,545
Granted	6,538,162	19.36
Released	(722,365)	30.28
Forfeited	(717,931)	30.42
Unvested balance—June 30, 2022	12,485,154	$24.20	$177,039

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

Stock-based compensation expense for the three and six months ended June 30, 2022 and 2021 is classified in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$812	$903	$1,389	$1,010
Research and development	12,619	18,363	22,362	20,391
Sales and marketing	8,048	11,310	14,322	12,658
General and administrative	6,026	8,599	11,410	10,400
Total	$27,505	$39,175	$49,483	$44,459

The Company capitalized $1,981 and $1,835 of stock-based compensation related to its internal-use software during the three months ended June 30, 2022 and 2021, respectively, and $3,230 and $2,361 during the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, there was a total of $38,220 unrecognized employee compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 1.9 years. In addition, as of June 30, 2022, total unrecognized compensation cost related to unvested RSUs was $225,090, which is expected to be recognized over a weighted-average period of approximately 2.9 years. Total unrecognized compensation cost related to the ESPP as of June 30, 2022 was $19,024, which is expected to be recognized over a weighted-average period of approximately 1.0 year.

Common Stock Reserved for Issuance—The Company’s common stock reserved for future issuance was as follows:

	As of
	June 30, 2022	December 31, 2021
Stock options outstanding	19,489,493	23,000,872
RSUs outstanding	12,485,154	7,387,288
Shares available for future grants	20,153,991	16,905,525
Total shares of common stock reserved	52,128,638	47,293,685

10. NET LOSS PER SHARE

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(49,334)	$(46,363)	$(87,602)	$(65,026)
Denominator:
Weighted-average shares used in computing net loss per share—basic and diluted	144,782,220	131,804,121	143,909,469	86,761,169
Net loss per share—basic and diluted	$(0.34)	$(0.35)	$(0.61)	$(0.75)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2022	2021
Common stock options	19,489,493	27,229,539
RSUs	12,485,154	6,858,686
Shares subject to repurchase	—	22,949
ESPP	117,711	74,283
Total	32,092,358	34,185,457

11. LEASES

The Company has entered into various non-cancelable office space operating leases with lease periods expiring through November 2024. These leases do not contain residual value guarantees, covenants, or other restrictions.

In May 2022, the Company entered into a sublease agreement pursuant to which it subleased a part of its existing office space in Mountain View, California. The Company classified the sublease as an operating lease. The term of the sublease commenced on June 1, 2022 and terminates on October 31, 2024. Sublease income from this agreement was not material for the three months ended June 30, 2022.

The Company evaluated the associated operating lease right-of-use asset and other lease related assets including leasehold improvements, furniture and fixtures, and computer equipment for impairment under ASC 360. In connection with this analysis, the Company reassessed its real estate asset groups and estimated the fair value of the office space to be subleased using current market conditions. Where the carrying value of an individual asset group exceeded its fair value, an impairment charge was recognized for the difference.

The Company recognized an impairment loss related to its operating lease right-of-use asset and related property and equipment of $2,304 and $904, respectively, during the three months ended June 30, 2022, which was allocated within operating expenses in the unaudited condensed consolidated statements of operations, consistent with the allocation approach used for operating lease costs.

12. COMMITMENTS AND CONTINGENCIES

Purchase Obligations—Purchase obligations relate mainly to a third-party cloud infrastructure agreement and subscription arrangements as well as service agreements used to facilitate the Company’s operations. As of June 30, 2022, the Company had approximately $46,500 of future minimum payments under the Company’s non-cancelable purchase obligations, which are expected to be paid through 2026.

Litigation—The Company continually evaluates uncertainties associated with litigation and records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and (ii) the loss or range of loss can be reasonably estimated. If the Company determines that a loss is possible and a range of the loss can be reasonably estimated, the Company discloses the range of the possible loss in the notes to the unaudited condensed consolidated financial statements. The Company evaluates, on a quarterly basis, developments in its legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related ranges of possible losses disclosed and makes adjustments and changes to our disclosures as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss, and such amounts could be material. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), the Company has determined it does not have material exposure on an aggregate basis at this time.

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

13. 401(k) PLAN

The Company has a 401(k) savings plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer-matching contribution. The Company has made $687 and $0 matching contributions to the 401(k) Plan for the three months ended June 30, 2022 and 2021, respectively, and $1,354 and $0 matching contributions to the 401(k) Plan for the six months ended June 30, 2022 and 2021, respectively.

14. RELATED-PARTY TRANSACTION

During the year ended December 31, 2017, the Company entered into a content sourcing agreement with a related party in the normal course of business and under standard terms. Content fees earned by the related party during the three months ended June 30, 2022 and 2021 were $1,546 and $1,712, respectively. Content fees earned by the related party during the six months ended June 30, 2022 and 2021 were $3,176 and $3,391 respectively. Content fees earned by the related party were recorded within cost of revenue in the unaudited condensed consolidated statements of operations. As of June 30, 2022 and December 31, 2021, outstanding educator partner payables related to this content sourcing agreement were $1,546 and $1,502, respectively.

15. SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s Chief Executive Officer is its CODM. For the purposes of allocating resources and assessing performance, the CODM examines three segments, which are the Company’s three revenue sources: Consumer, Enterprise, and Degrees. This is also consistent with how the Company disaggregates revenue.

The following table presents financial information for each reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue	2022	2021	2022	2021
Consumer	$69,688	$62,041	$137,784	$113,950
Enterprise	43,704	28,186	82,750	52,678
Degrees	11,362	11,862	24,653	23,823
Total revenue	$124,754	$102,089	$245,187	$190,451

Segment gross profit
Consumer	$50,716	$40,737	$99,012	$70,392
Enterprise	31,114	19,015	59,066	35,596
Degrees	11,362	11,862	24,653	23,823
Total segment gross profit	$93,192	$71,614	$182,731	$129,811

Reconciliation of segment gross profit to gross profit
Platform and support costs	$10,270	$7,066	$18,163	$13,376
Stock-based compensation expense	812	903	1,389	1,010
Amortization of internal-use software	3,059	2,157	5,870	3,988
Amortization of intangible assets	645	561	1,273	973
Total reconciling items	14,786	10,687	26,695	19,347
Gross profit	$78,406	$60,927	$156,036	$110,464

Geographic Information:

Revenue: The following table summarizes the revenue by region based on the billing address of the Company’s customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$66,009	$51,844	$128,784	$97,290
Europe, Middle East, and Africa	30,973	28,060	61,589	52,641
Asia Pacific	16,284	13,053	32,301	23,941
Other	11,488	9,132	22,513	16,579
Total	$124,754	$102,089	$245,187	$190,451

No single country other than the United States represented 10% or more of the Company’s total revenue during the three and six months ended June 30, 2022 and 2021.

Long-lived assets: The following table presents the Company’s long-lived assets, consisting of property, equipment, and software, net of depreciation and amortization, and operating lease right-of-use assets, by geographic region:

	As of
	June 30, 2022	December 31, 2021
United States	$38,630	$40,245
Rest of World	742	801
Total	$39,372	$41,046

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Coursera, Inc.’s and its subsidiaries’ (“Coursera”, the “Company”, “we”, “us”, or “our”) financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included in Item 1 of Part I of this report, and together with our audited consolidated financial statements and the related notes and the discussions under the heading “Management’s Discussions and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2021 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 3, 2022.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this report other than statements of historical fact, including statements identified by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions, are forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

As shifts in the digital economy are increasing the need for new skills, Coursera’s online learning offerings can meet this global demand and provide access to world-class education to learners, organizations, and institutions worldwide. We partner with over 275 leading global university and industry partners to create and distribute content that is modular, stackable, flexible, and affordable. As of June 30, 2022, approximately 107 million learners are registered on our platform to engage with a wide range of offerings from Guided Projects to bachelor’s and master’s degree programs.

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

For the three months ended June 30, 2022 and 2021, we generated a net loss of $49.3 million and $46.4 million, respectively, which included stock-based compensation expense of $27.5 million and $39.2 million, respectively, and a net loss margin as a percentage of revenue of 40% and 45%, respectively.

For the six months ended June 30, 2022 and 2021, we generated a net loss of $87.6 million and $65.0 million, respectively, which included stock-based compensation expense of $49.5 million and $44.5 million, respectively, and a net loss margin as a percentage of revenue of 36% and 34%, respectively.

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

Impact of mix shift over time—Our mix of business amongst our Consumer, Enterprise, and Degrees channels is shifting, and this shift will affect our financial performance. We incur content costs generally in the form of a fee paid to our university and industry partners, determined as a percentage of total revenue generated from their content. We incur no content costs for our Degrees offerings since our university partners pay us a percentage of learner tuition.

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

Our investment in growth—We are actively investing in our business to support our future growth and expanding set of offerings. We anticipate that our operating expenses will increase as we continue to build our sales and marketing efforts, expand our employee base, and invest in our technology. The investments we make in our platform and offerings are designed to grow our revenue opportunity and to improve our operating results in the long term.

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

We are generally the principal with respect to revenue generated from sales to Consumer and Enterprise customers as we control the performance obligation and are the primary obligor with respect to delivering access to content.

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

Cost of Revenue

Cost of revenue consists of content costs in the form of fees paid to educator partners and expenses associated with the operation and maintenance of our platform. These expenses include the cost of servicing both paid learner and educator partner support requests, content translation and captioning, hosting and bandwidth costs, amortization of acquired technology, internal-use software and content assets, customer payment processing fees, allocated depreciation, and facilities costs.

Content costs only apply to Consumer and Enterprise offerings; there is no content cost attributable to our Degrees offering. Content costs payable to educator partners are lower as a percentage of revenue for our Enterprise offerings, due to a lower effective percentage, when compared with sales to Consumer customers. Content costs as a percentage of revenue for Enterprise and Consumer vary based on the content mix of each segment.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of our operating expenses and consist of salaries, stock-based compensation expense, payroll taxes, commissions, bonus, and benefits. Our operating expenses also include marketing and advertising expenses, consulting and services expenses, office expenses, depreciation and amortization, and allocated costs of facilities. Although our operating expenses may fluctuate from period to period, we currently expect our operating expenses to increase in absolute dollars over time as we continue to grow the business.

Research and development. Our research and development expenses consist primarily of personnel and personnel-related costs, including stock-based compensation expense and costs related to the ongoing management, maintenance, and expansion of content, features, and services offered on our platform. We believe that continued investment in our platform is important to our future growth and to maintain and attract partners and learners to our platform. As a result, we expect research and development expenses to increase in absolute dollars. In addition, we expect research and development expenses as a percentage of revenue to vary from period to period but generally decrease over the long term.

Sales and marketing. Our sales and marketing expenses consist primarily of personnel and personnel-related costs, including stock-based compensation expense and costs related to learner and partner acquisition, support efforts, and brand marketing. Sales and marketing expenses also consist of hosting and bandwidth costs and support costs related to the provisioning of services to free learners. We expect sales and marketing expenses to increase in absolute dollars as our business grows. In addition, we expect sales and marketing expenses as a percentage of revenue to vary from period to period but generally decrease over the long term.

General and administrative. Our general and administrative expenses consist primarily of personnel and personnel-related costs, including stock-based compensation expense and costs related to our legal, finance, and human resources departments, as well as indirect taxes, professional fees, and other corporate expenses.

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

Other (Expense) Income, Net

Other (expense) income, net consists primarily of foreign exchange (losses) gains.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Revenue	$124,754	$102,089	$245,187	$190,451
Cost of revenue(1)	46,348	41,162	89,151	79,987
Gross profit	78,406	60,927	156,036	110,464
Operating expenses:
Research and development(1)	44,929	41,004	82,884	63,144
Sales and marketing(1)	55,586	43,862	107,253	76,475
General and administrative(1)	25,726	21,846	50,904	34,991
Total operating expenses	126,241	106,712	241,041	174,610
Loss from operations	(47,835)	(45,785)	(85,005)	(64,146)
Other (expense) income:
Interest income	837	85	1,172	165
Other (expense) income, net	(1,173)	42	(1,598)	35
Loss before income taxes	(48,171)	(45,658)	(85,431)	(63,946)
Income tax expense	1,163	705	2,171	1,080
Net loss	$(49,334)	$(46,363)	$(87,602)	$(65,026)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$812	$903	$1,389	$1,010
Research and development	12,619	18,363	22,362	20,391
Sales and marketing	8,048	11,310	14,322	12,658
General and administrative	6,026	8,599	11,410	10,400
Total stock-based compensation expense	$27,505	$39,175	$49,483	$44,459

The following table summarizes our results of operations as a percentage of revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Cost of revenue	37	40	36	42
Gross profit	63	60	64	58
Operating expenses:
Research and development	36	40	34	33
Sales and marketing	45	43	44	40
General and administrative	21	22	20	18
Total operating expenses	102	105	98	91
Loss from operations	(39)	(45)	(34)	(33)
Other (expense) income:
Interest income	1	—	—	—
Other (expense) income, net	(1)	—	(1)	—
Loss before income taxes	(39)	(45)	(35)	(33)
Income tax expense	1	—	1	1
Net loss	(40)%	(45)%	(36)%	(34)%

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Revenue:
Consumer	$69,688	$62,041	$7,647	12%	$137,784	$113,950	$23,834	21%
Enterprise	43,704	28,186	15,518	55%	82,750	52,678	30,072	57%
Degrees	11,362	11,862	(500)	(4)%	24,653	23,823	830	3%
Total revenue	$124,754	$102,089	$22,665	22%	$245,187	$190,451	$54,736	29%

Revenue for the three months ended June 30, 2022 was $124.8 million compared to $102.1 million for the three months ended June 30, 2021. Revenue increased by $22.7 million, or 22%, compared to the three months ended June 30, 2021. The increase in revenue was primarily driven by a 23% increase in registered learners, which resulted in an increase in paying Consumer customers, the addition of 374 Paid Enterprise Customers, and an increase in the number of Degrees students.

Our future revenue growth is expected to slow compared to recent results due to macroeconomic headwinds outside of the U.S., particularly in Europe. In our Degree business, we experienced a slowdown in new student growth during the three months ended June 30, 2022, which is consistent with National Clearinghouse Data regarding graduate enrollments in the U.S. and, we believe, likely influenced by tight U.S. labor markets that could persist. Global and regional, macroeconomic, and geopolitical conditions have impacted overall student engagement and may continue to have a lingering impact on total student enrollments. Further, we conducted several pricing and payment-related tests during the six months ended June 30, 2022 in markets around the globe that resulted in a negative impact on Consumer revenue.

For the three months ended June 30, 2022, total Consumer revenue increased by $7.6 million, or 12%, compared to the three months ended June 30, 2021. New learners that registered after June 30, 2021 contributed $32.1 million to total Consumer revenue of $69.7 million for the three months ended June 30, 2022. The remaining Consumer revenue in the three months ended June 30, 2022 of $37.6 million is attributable to learners that were registered on our platform as of June 30, 2021, thus retaining 61% of the revenue from those registered learners.

For the three months ended June 30, 2022, total Enterprise revenue increased by $15.5 million, or 55%, compared to the three months ended June 30, 2021. Approximately $13.0 million of the increase in revenue was attributable to new customers, and the remaining increase of $2.5 million was attributable to growth from existing customers.

For the three months ended June 30, 2022, total Degrees revenue decreased by $0.5 million, or 4%, compared to the three months ended June 30, 2021. The $0.5 million decrease in revenue was primarily attributable to a decrease of $2.8 million due to lower revenue per student, partially offset by $2.3 million in revenue from an increase in the number of Degrees students.

Revenue for the six months ended June 30, 2022 was $245.2 million compared to $190.5 million for the six months ended June 30, 2021. Revenue increased by $54.7 million, or 29%, compared to the six months ended June 30, 2021. The increase in revenue was primarily driven by a 23% increase in registered learners, which resulted in an increase in paying Consumer customers, the addition of 374 Paid Enterprise Customers, and an increase in the number of Degrees students.

For the six months ended June 30, 2022, total Consumer revenue increased by $23.8 million, or 21%, compared to the six months ended June 30, 2021. New learners that registered after June 30, 2021 contributed $58.2 million to total Consumer revenue of $137.8 million for the six months ended June 30, 2021. The remaining Consumer revenue in the six months ended June 30, 2022 of $79.6 million is attributable to learners that were registered on our platform as of June 30, 2021, thus retaining 70% of the revenue from those registered learners.

For the six months ended June 30, 2022, total Enterprise revenue increased by $30.1 million, or 57%, compared to the six months ended June 30, 2021. Approximately $22.0 million of the increase in revenue was attributable to new customers, and the remaining increase of $8.1 million was attributable to growth from existing customers.

For the six months ended June 30, 2022, total Degrees revenue increased by $0.8 million, or 3%, compared to the six months ended June 30, 2021. The increase in the number of Degrees students added $4.9 million in revenue, which was partially offset by a decrease of $4.1 million attributable to lower revenue per student.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Cost of revenue	$46,348	$41,162	$5,186	13%	$89,151	$79,987	$9,164	11%
Gross profit	$78,406	$60,927	$17,479	29%	$156,036	$110,464	$45,572	41%
Gross margin	63%	60%			64%	58%

Cost of revenue for the three months ended June 30, 2022 was $46.3 million compared to $41.2 million for the three months ended June 30, 2021. There was an increase of $1.7 million in partner content translation costs during the three months ended June 30, 2022. Additionally, an increase in usage by paid learners on our platform resulted in a $1.3 million cost increase for support services and hosting costs. There was also an increase of $1.0 million in amortization expense mainly related to internal-use software. The increase in revenue combined with improved content costs as a percentage of revenue resulted in a net increase of $1.1 million in costs related to partner fees.

Content costs for the Consumer and Enterprise segments were $19.0 million and $12.6 million, respectively, for the three months ended June 30, 2022 compared to $21.3 million and $9.2 million, respectively, for the three months ended June 30, 2021. Content costs as a percentage of revenue for the Consumer and Enterprise segments were 27% and 29% for the three months ended June 30, 2022, respectively, compared to 34% and 33% for the three months ended June 30, 2021, respectively.

Gross margin was 63% for the three months ended June 30, 2022, compared to 60% for the three months ended June 30, 2021. The increase in gross margin was driven by lower revenue content cost rate in both our Consumer and Enterprise segments. This was offset by an increase in partner content translation costs.

Cost of revenue for the six months ended June 30, 2022 was $89.2 million compared to $80.0 million for the six months ended June 30, 2021. We experienced an increase in usage by paid learners on our platform which resulted in a $3.6 million cost increase for support services, hosting costs, and credit card processing. There was an increase of $2.2 million in amortization expense mainly related to internal-use software. There was also an increase of $1.6 million in partner content translation costs during the six months ended June 30, 2022. The increase in revenue combined with improved content costs as a percentage of revenue resulted in a net increase of $1.8 million in costs related to partner fees.

Content costs for the Consumer and Enterprise segments were $38.8 million and $23.7 million, respectively, for the six months ended June 30, 2022 compared to $43.6 million and $17.1 million, respectively, for the six months ended June 30, 2021. Content costs as a percentage of revenue for the Consumer and Enterprise segments were 28% and 29% for the six months ended June 30, 2022, respectively, compared to 38% and 32% for the six months ended June 30, 2021, respectively.

Gross margin was 64% for the six months ended June 30, 2022, compared to 58% for the six months ended June 30, 2021. The increase in gross margin was driven by a lower revenue content cost rate in both our Consumer and Enterprise segments.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$44,929	$41,004	$3,925	10%	$82,884	$63,144	$19,740	31%
Sales and marketing	55,586	43,862	11,724	27%	107,253	76,475	30,778	40%
General and administrative	25,726	21,846	3,880	18%	50,904	34,991	15,913	45%
Total operating expenses	$126,241	$106,712	$19,529	18%	$241,041	$174,610	$66,431	38%

Total operating expenses for the three and six months ended June 30, 2022 were $126.2 million and $241.2 million, respectively, compared to $106.7 million and $174.6 million for the three and six months ended June 30, 2021, respectively.

Research and development expenses for the three months ended June 30, 2022 were $44.9 million compared to $41.0 million for the three months ended June 30, 2021. The increase was primarily due to higher content creation and consulting fees of $3.7 million. Other research and development expenses increased by $3.3 million including a one-time impairment charge of $1.5 million resulting from a partial sublease of our office space. This increase was partially offset by a decrease of $3.1 million in personnel-related expenses driven by a decline of $5.7 million in stock-based compensation expense. Stock-based compensation expense was higher in the three months ended June 30, 2021 as we recognized cumulative stock-based compensation expense for RSUs upon completion of the IPO in April 2021.

Research and development expenses for the six months ended June 30, 2022 were $82.9 million compared to $63.1 million for the six months ended June 30, 2021. The increase was primarily due to higher personnel-related expenses of $9.9 million driven by additional headcount and stock-based compensation expense of $2.0 million. There was also an increase of $5.0 million in content creation and consulting fees and $1.6 million in recruitment fees. Other research and development expenses increased by $3.3 million including a one-time impairment charge of $1.5 million resulting from a partial sublease of our office space.

Sales and marketing expenses for the three months ended June 30, 2022 were $55.6 million compared to $43.9 million for the three months ended June 30, 2021. The increase in sales and marketing expenses was primarily due to higher marketing and advertising expenses of $5.1 million. Personnel-related expenses increased by $2.6 million driven by headcount expense of $5.9 million, offset by a decline of $3.3 million in stock-based compensation. Stock-based compensation expense was higher in the three months ended June 30, 2021 as we recognized cumulative stock-based compensation expense for RSUs upon completion of the IPO in April 2021. Other sales and marketing expenses increased by $4.0 million including a one-time impairment charge of $1.2 million resulting from a partial sublease of our office space and travel related costs of $1.2 million.

Sales and marketing expenses for the six months ended June 30, 2022 were $107.3 million compared to $76.5 million for the six months ended June 30, 2021. The increase in sales and marketing expenses was primarily due to higher personnel-related expenses of $14.4 million driven by additional headcount and stock-based compensation expense of $1.7 million, as well as marketing and advertising expenses of $11.1 million. Other sales and marketing expenses increased by $5.3 million, including travel related costs of $1.6 million, a one-time impairment charge of $1.2 million resulting from a partial sublease of our office space, and office expenses of $1.1 million.

General and administrative expenses for the three months ended June 30, 2022 were $25.7 million compared to $21.8 million for the three months ended June 30, 2021. Other general and administrative expenses increased by $3.6 million including a one-time impairment charge of $0.6 million resulting from a partial sublease of our office space. There was also an increase in personnel-related expenses of $0.3 million primarily driven by additional headcount expense of $2.9 million, offset by a decline in stock-based compensation expense of $2.6 million. Stock-based compensation expense was higher in the three months ended June 30, 2021 as we recognized cumulative stock-based compensation expense for RSUs upon completion of the IPO in April 2021.

General and administrative expenses for the six months ended June 30, 2022 were $50.9 million compared to $35.0 million for the six months ended June 30, 2021. The increase in general and administrative expenses was primarily due to higher personnel-related expenses of $7.0 million driven by additional headcount and stock-based compensation expense of $1.0 million. During the six months ended June 30, 2022, we recognized one-time impairment charges of $2.5 million relating to deferred partner fees associated with content from Russian educator partners that we do not expect to recover and to a partial sublease of our office space. Additionally, we had increases of approximately $1.2 million each in insurance expense, indirect taxes, and consulting fees. Other general and administrative expenses increased by $2.8 million.

Other Income (Expense)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Interest income	$837	$85	$752	n/m	$1,172	$165	$1,007	n/m
Other (expense) income, net	(1,173)	42	(1,215)	n/m	(1,598)	35	$(1,633)	n/m
Total other (expense) income, net	$(336)	$127	$(463)	n/m	$(426)	$200	$(626)	n/m

Total other (expense) income, net for the three and six months ended June 30, 2022 primarily reflected unrealized net foreign exchange losses offset by interest income earned on invested cash balances. Our operating expenses are typically denominated in local currencies of the countries in which our operations are located and are subject to fluctuations due to changes in foreign currency exchange rates. We also hold cash and cash equivalents in foreign currencies, primarily in our foreign entities to support their ongoing operations. Total other (expense) income, net for the three and six months ended June 30, 2021 primarily reflected interest income earned on invested cash balances. The negative variance in other (expense) income, net in comparing the three and six months ended June 30, 2022 to the three and six months ended June 30, 2021 was due to unfavorable foreign exchange rates. Interest income was higher during the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 due to higher interest rates and an increase in investments in marketable securities.

Income Tax Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Income tax expense	$1,163	$705	$458	65%	$2,171	$1,080	$1,091	101%

Income tax expense for the three months ended June 30, 2022 and 2021 was $1.2 million and $0.7 million, respectively, primarily related to foreign taxes.

Income tax expense for the six months ended June 30, 2022 and 2021 was $2.2 million and $1.1 million, respectively, primarily related to foreign taxes.

Liquidity and Capital Resources

Overview

Since our inception, we have financed our operations primarily through proceeds from our redeemable convertible preferred stock issuances, as well as from cash generated from our business operations. In April 2021, we received cash proceeds of $525.3 million from our initial public offering (“IPO”), net of underwriting discounts and commissions, but before deducting other offering expenses. As of June 30, 2022, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $783.1 million. Our investments consist of U.S. government Treasury bills.

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

Contractual Obligations and Commitments

Except as discussed in Note 11, Leases, and Note 12, Commitments and Contingencies, in the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the three and six months ended June 30, 2022 from the commitments and contractual obligations in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 3, 2022.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(37,400)	$(9,800)
Net cash (used in) provided by investing activities	(174,489)	146,113
Net cash provided by financing activities	11,236	533,458
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(200,653)	$669,771

Operating Activities

Cash used in operating activities mainly consists of our net loss adjusted for certain non-cash items, including stock-based compensation expense and depreciation and amortization, as well as the effect of changes in operating assets and liabilities during each period.

Our main source of operating cash is payments received from our customers. Our primary use of cash from operating activities is for personnel-related expenses, partner fees, marketing and advertising expenses, indirect taxes, and third-party cloud infrastructure expenses.

For the six months ended June 30, 2022, net cash used in operating activities was $37.4 million, primarily consisting of our net loss of $87.6 million, adjusted for non-cash charges of $64.7 million and net cash outflows of $14.5 million used in changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $23.4 million increase in accounts receivables due to timing of invoicing for Enterprise and Degrees customers, a $13.5 million increase in prepaid expenses and other assets due to timing of deferred partner fees and an increase in deferred commissions and prepayments to vendors, resulting from business growth, offset by a $19.8 million increase in deferred revenue, resulting primarily from our Enterprise business growth, and a $4.5 million increase in accounts payable and accrued expenses due to timing of payments.

For the six months ended June 30, 2021, net cash used in operating activities was $9.8 million, primarily consisting of our net loss of $65.0 million, adjusted for non-cash charges of $51.3 million and net cash inflows of $4.0 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $20.6 million increase in deferred revenue, resulting primarily from our business growth from sales to Enterprise and Consumer customers, a $4.3 million increase in accrued compensation and other liabilities mainly due to accrued compensation, partially offset by a $11.1 million increase in accounts receivable mainly due to business growth, a $5.3 million decrease in accounts payable and accrued expenses due to timing of vendor payments, and a $4.1 million increase in prepaid expenses and other assets resulting primarily due to deferred partner fees and increase in deferred commissions.

Cash used in operating activities increased by $27.6 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to business growth, and timing of invoicing and cash collections.

Investing Activities

For the six months ended June 30, 2022, net cash used in investing activities was $174.5 million, primarily as a result of purchases of marketable securities and capital expenditures to develop internal-use software partially offset by proceeds from maturities of marketable securities.

For the six months ended June 30, 2021, net cash provided by investing activities was $146.1 million, primarily as a result of proceeds from maturities of marketable securities, partially offset by capital expenditures of property and equipment, and capital expenditures to develop internal-use software.

Financing Activities

For the six months ended June 30, 2022, net cash provided by financing activities was $11.2 million, primarily as a result of proceeds from issuance of common stock from employee stock option exercises and proceeds from the employee stock purchase plan, offset by employee payroll taxes paid for vesting of restricted stock units.

For the six months ended June 30, 2021, net cash provided by financing activities was $533.5 million, primarily as a result of net proceeds from our IPO and proceeds from issuance of common stock from employee stock option exercises.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions, except percentages)
New Registered Learners	5.2	5.4	10.1	10.4
Total Registered Learners	106.9	86.7	106.9	86.7
Total Registered Learners year-over-year ("YoY") growth	23%		23%

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

	Three Months Ended June 30,
	2022	2021
Number of Degrees Students	17,460	14,630
YoY growth	19%

Paid Enterprise Customers

We count the total number of Paid Enterprise Customers that are active on our platform at the end of each period. For purposes of determining our customer count, we treat each customer account that has a corresponding contract as a unique customer, and a single organization with multiple divisions, segments, or subsidiaries may be counted as multiple customers. We define a “Paid Enterprise Customer” as a customer who purchases Coursera via our direct sales force. For purposes of determining our Paid Enterprise Customer count, we exclude our Enterprise customers who do not purchase Coursera via our direct sales force, which include organizations engaging on our platform through our Coursera for Teams offering or through our channel partners. For the six months ended June 30, 2022, approximately 87% of our total Enterprise segment revenue was generated from our Paid Enterprise Customers. We believe that the number of Paid Enterprise Customers and our ability to increase this number is an important indicator of the growth of our Enterprise business and future Enterprise segment revenue trends.

	As of June 30,
	2022	2021
Paid Enterprise Customers	958	584
YoY growth	64%

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

We calculate annual recurring revenue (“ARR”) by annualizing each customer’s monthly recurring revenue (“MRR”) for the most recent month at period end. We calculate “Net Retention Rate” as of a period end by starting with the ARR from all Paid Enterprise Customers as of the 12 months prior to such period end, or Prior Period ARR. We then calculate the ARR from these same Paid Enterprise Customers as of the current period end, or Current Period ARR. Current Period ARR includes expansion within Paid Enterprise Customers and is net of contraction or attrition over the trailing 12 months but excludes revenue from new Paid Enterprise Customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at our Net Retention Rate for Paid Enterprise Customers. Our Net Retention Rate for Paid Enterprise Customers decreased to 111% as of June 30, 2022 from 114% as of June 30, 2021. Our Net Retention Rate for Paid Enterprise Customers is expected to fluctuate in future periods due to a number of factors, including the growth of our revenue base, the penetration within our Paid Enterprise Customer base, expansion of products and features, and our ability to retain our Paid Enterprise Customers.

Segment Revenue

Our revenue is generated from three sources: Consumer, Enterprise, and Degrees, each of which is an individual segment of our business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Consumer revenue	$69,688	$62,041	$137,784	$113,950
YoY growth	12%		21%
Enterprise revenue	$43,704	$28,186	$82,750	$52,678
YoY growth	55%		57%
Degrees revenue	$11,362	$11,862	$24,653	$23,823
YoY growth	(4)%		3%
Total revenue	$124,754	$102,089	$245,187	$190,451
YoY growth	22%		29%

Segment Gross Profit

We monitor segment gross profit as a key metric to help us evaluate the financial performance of our individual segments. Segment gross profit represents segment revenue less content costs paid to educator partners; segment gross margin is the quotient of segment gross profit and segment revenue. Content costs apply only to the Consumer and Enterprise segments as there is no content cost attributable to the Degrees segment. Instead, in the Degrees segment, we earn a Degrees service fee based on a percentage of the total online student tuition collected by the university partner. Given that content costs are the largest individual cost of our revenue, and contractually vary as a percentage of revenue between our Consumer and Enterprise offerings, and the fact that no content costs are payable in our Degrees offering, shifts in mix between our three segments is expected to be a significant driver of our overall financial performance and profitability.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Consumer gross profit	$50,716	$40,737	$99,012	$70,392
Consumer segment gross margin %	73%	66%	72%	62%
Enterprise gross profit	$31,114	$19,015	$59,066	$35,596
Enterprise segment gross margin %	71%	67%	71%	68%
Degrees gross profit	$11,362	$11,862	$24,653	$23,823
Degrees segment gross margin %	100%	100%	100%	100%

Consumer segment gross margin increased to 73% in the three months ended June 30, 2022 from 66% in the three months ended June 30, 2021 due to a greater proportion of Consumer revenue generated from sales of subscriptions with no associated content cost. Enterprise segment gross margin increased to 71% from 67% when comparing the same periods due to a higher proportion of Enterprise revenue generated from subscription licenses where learners enrolled in content with no associated content cost.

Consumer segment gross margin increased to 72% in the six months ended June 30, 2022 from 62% in the six months ended June 30, 2021 due to a greater proportion of Consumer revenue generated from sales of subscriptions with no associated content cost. Enterprise segment gross margin increased to 71% from 68% when comparing the same periods due to a higher proportion of Enterprise revenue generated from subscription licenses where learners enrolled in content with no associated content cost.

Non-GAAP Financial Measures

Non-GAAP Gross Profit and Non-GAAP Net Loss

We define non-GAAP gross profit and non-GAAP net loss as GAAP gross profit and GAAP net loss excluding the impact of stock-based compensation expense and payroll tax expense related to stock-based activities. We believe the presentation of operating results that exclude these non-cash items provides useful supplemental information to investors and facilitates the analysis of our operating results and comparison of operating results across reporting periods.

The following tables provide a reconciliation of GAAP gross profit and GAAP net loss, the most directly comparable GAAP financial measure, to non-GAAP gross profit and non-GAAP net loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross profit	$78,406	$60,927	$156,036	$110,464
Stock-based compensation expense	812	903	1,389	1,010
Payroll tax expense related to stock-based activities	3	15	13	16
Non-GAAP gross profit	$79,221	$61,845	$157,438	$111,490

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(49,334)	$(46,363)	$(87,602)	$(65,026)
Stock-based compensation expense	27,505	39,175	49,483	44,459
Payroll tax expense related to stock-based activities	268	256	733	284
Non-GAAP net loss	$(21,561)	$(6,932)	$(37,386)	$(20,283)

Adjusted EBITDA and Adjusted EBITDA Margin

“Adjusted EBITDA” and “Adjusted EBITDA Margin”, which are non-GAAP financial measures, are key measures used by our management to help us analyze our financial results, establish budget and operational goals for managing our business, evaluate our performance, and make strategic decisions.

We define Adjusted EBITDA as our net loss excluding: (1) depreciation and amortization; (2) interest income, net; (3) other (expense) income, net; (4) stock-based compensation expense; (5) income tax expense; and (6) payroll tax expense related to stock-based activities. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue.

The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA (in thousands, except percentages).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(49,334)	$(46,363)	$(87,602)	$(65,026)
Depreciation and amortization	4,439	3,440	8,621	6,371
Interest income, net	(837)	(85)	(1,172)	(165)
Other expense (income), net	1,173	(42)	1,598	(35)
Stock-based compensation expense	27,505	39,175	49,483	44,459
Income tax expense	1,163	705	2,171	1,080
Payroll tax expense related to stock-based activities	268	256	733	284
Adjusted EBITDA	$(15,623)	$(2,914)	$(26,168)	$(13,032)
Net loss margin	(40)%	(45)%	(36)%	(34)%
Adjusted EBITDA Margin	(13)%	(3)%	(11)%	(7)%

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

The following table provides a reconciliation of net cash used in operating activities, the most directly comparable GAAP financial measure, to Free Cash Flow (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(37,400)	$(9,800)
Less: purchases of property, equipment, and software	(717)	(739)
Less: capitalized internal-use software costs	(7,266)	(6,598)
Free Cash Flow	$(45,383)	$(17,137)
Net cash (used in) provided by investing activities	$(174,489)	$146,113
Net cash provided by financing activities	$11,236	$533,458

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

As of June 30, 2022, the last business day of our most recently completed second fiscal quarter, the Company's aggregate worldwide public float was greater than $700 million. As a result of exceeding this threshold and meeting the time and reporting requirements established by the SEC, we will become a large accelerated filer and will no longer qualify as an emerging growth company on December 31, 2022, the end of our current fiscal year. Accordingly, at that time we will cease to be eligible for the emerging growth company provisions of the JOBS Act.

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

Interest Rate Sensitivity

As of June 30, 2022, of our cash, cash equivalents, and marketable securities, $783.1 million of marketable securities, which consist of U.S. government Treasury bills, are subject to interest rate sensitivity. Our cash, cash equivalents, and marketable securities are held for working capital purposes. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in $1.3 million decrease or increase, respectively, in the market value of our marketable securities as of June 30, 2022.

Foreign Currency Risk

Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. With limited exceptions, all of our sales are denominated in U.S. dollars; therefore, our revenue is not currently subject to significant foreign currency risk. Our operating expenses are typically denominated in the local currencies of the countries in which our operations are located and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian Dollar, Pound Sterling, and Indian Rupee. We also hold cash and cash equivalents in foreign currencies, primarily in our foreign entities to support their ongoing operations. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statement of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A 10% increase or decrease in current exchange rates would have resulted in an impact of $2.4 million on our quarterly unaudited condensed consolidated statement of operations for the three months ended June 30, 2022.

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
•
the timing of our costs incurred in connection with the launch of new course content and offerings and new certification, degree, or other credentialing programs, and the timing and amount of revenue we generate from new offerings and programs or as a result of the pricing models and payment terms, or changes to the pricing models or payment terms, associated with our offerings and programs;
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

These and other factors may cause our revenue and operating results to fall below our expectations or the expectations of market analysts and investors in future periods, which could cause the market price of our common stock to decline substantially. Any decline in the market price of our common stock would cause the value of your investment to decline.

Our recent, rapid growth may not be indicative of our future growth, and we expect our revenue growth rate to decline compared to prior years.

We have experienced rapid revenue growth in recent periods with revenue of $124.8 million and $102.1 million in the three months ended June 30, 2022 and 2021, respectively. You should not rely on our revenue for any previous quarterly period as any indication of our revenue or revenue growth in future periods. As we grow our business, we expect our revenue growth rates to decline compared to prior years for a number of reasons, which may include more challenging comparisons to prior periods as our revenue grows, slowing demand for our platform or offerings, increasing competition, increasing regulation, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities. In addition, our growth rates are likely to experience increased volatility, and may decline, as the COVID-19 pandemic evolves and societal and economic circumstances shift.

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

We incurred net losses of $49.3 million and $46.4 million in the three months ended June 30, 2022 and 2021, respectively, and we had an accumulated deficit of $576.4 million as of June 30, 2022. We expect to incur significant losses in the future. We will need to generate and sustain increased revenue levels in future periods to achieve profitability, and even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We anticipate that our operating expenses will increase substantially for the foreseeable future as we continue to, among other things:

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

We may change the contract terms, including our pricing models, for the course content and credentialing programs offered on our platform, which in turn could impact our operating results.

We have limited experience with respect to determining the optimal prices and contract length for the course content and certification, degree, and other credentialing programs offered on our platform, and as a result, we have in the past, and expect that we may in the future, change our pricing models or target contract length from time to time, which could impact our operating and financial results. For example, in February 2020, we launched Coursera Plus, an annual subscription plan with unlimited access to a variety of our courses, Specializations, and professional certificates, at a fixed annual cost, and in the second quarter of 2020, we augmented our Coursera Plus pricing model to include a monthly subscription option. We may need to continue to adjust our pricing models and conduct pricing experiments as we gain experience with our offerings. For instance, we are currently testing pricing localization to account for market segmentation and conducting other pricing experiments. As the market for our learning platform grows (if ever), as new competitors introduce competitive applications or services, or as we enter into new international markets, we may be unable to attract new customers at the same price or based on the same pricing models we have historically used, or for contract lengths consistent with our historical averages. Pricing and contract length decisions may also impact the mix of adoption and retention among our offerings and negatively impact our overall revenue. For example, we recently tested a prepaid pass which did not generate sufficiently higher enrollment to offset lower retention, which negatively impacted revenue from our Consumer segment for the second quarter of 2022. Moreover, competition may require us to make substantial price concessions or accept shorter contract durations or other unfavorable contract terms. Our revenue and financial position may be adversely affected by any of the foregoing, and we may have increased difficulty achieving profitability.

If we fail to maintain and expand our partnerships with university and industry partners, our ability to grow our business and revenue will suffer.

The success of our business depends in large part on the continued and increased development and volume of compelling course content and credentialing programs by our university and industry partners, which we refer to collectively as our educator partners, as well as maintaining existing course content and credentialing programs. We may face several challenges in maintaining, establishing, and expanding these relationships. For instance, our university and industry partners who use our platform are required to invest significant time and resources to adjust the manner in which they develop course content and degree programs for an online learning environment. The delivery of degree programs online at educational institutions has not yet achieved widespread acceptance, and many administrators and faculty members may have concerns regarding the perceived loss of control over the educational process that might result from offering courses and degrees online and the effectiveness of asynchronous learning, as well as concerns regarding the ability to provide high-quality education online that maintains the standards they set for their on-campus programs. There can be no assurance that online programs, such as those offered on our platform, will ever achieve significant market acceptance, and universities and organizations may therefore decline to engage with our platform. Further, if we were to lose a significant number of university and industry partners, including those who provide a significant portion of the content and credentialing programs available on our platform, or are no longer able to offer certain content or credentialing programs on our platform, particularly those in high demand, our reputation, growth, and revenue would be materially and adversely impacted. For the six months ended June 30, 2022, we generated approximately 29% of our total revenue from the content and credentialing programs of five partners. Total revenue includes both revenue directly attributable to a particular partner and revenue which we do not consider directly attributable, such as revenue from site-wide subscriptions or our Coursera for Teams offering. The loss of or reduction in content and credentialing programs from such partners would materially and adversely affect our business if we are unable to secure comparable content from other partners.

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

Building awareness and acceptance of the online course content and certification, degree, and other credentialing programs offered on our platform among learners is critical to our ability to attract prospective learners and generate revenue. We must also continue to successfully work with our partners to maintain course content and credentialing programs and develop new and compelling course content as well as additional certification, degree, and other credentialing programs to maintain the relevancy of the content on our platform and keep learners interested and engaged. A significant portion of our expenses is attributable to marketing efforts dedicated to attracting potential learners to our platform. Because we generate revenue based on fees from, or as a result of, learners enrolled in the online courses and certification, degree, and other credentialing programs offered on our platform, we must attract learners in a cost-effective manner and increase the rate at which learners enroll in and complete the courses and credentialing programs offered by our partners. We also must retain learners and convert learners from our freemium model to paying customers, which depends in part on our ability to offer engaging and frequently updated content as well as quality customer support and service. The following factors, many of which are largely outside of our control, may prevent us from increasing and maintaining learner enrollment in the online courses and credentialing programs offered on our platform in a cost-effective manner or at all:

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
•
Ineffective marketing efforts. Our marketing efforts, which use search engine optimization, including publication of articles related to higher education, career paths, our platform and offerings, paid search, and custom website development and deployment, may prove unsuccessful or cost inefficient. The success of our search engine optimization efforts could be harmed by factors outside of our control, such as changes to algorithms used by, or other actions taken by, search engines.
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

Many of our learners initially use the freemium version of our platform or free trials available on our platform, and many of our Enterprise customers engage with our platform only for a specific use case. For instance, as part of our COVID-19 initiative in 2020, we offered free unlimited access to Coursera for Campus to students and faculty at campuses around the world. We subsequently began offering Coursera for Campus Basic, which allows universities and students access to Guided Project enrollments. Our ability to grow our business depends in part on our ability to persuade learners and other customers to expand their use of our platform to address additional use cases and to convert free subscriptions to paid subscriptions over time. We also provide certain of our paid offerings, including certificates, at no cost to learners who may not be able to afford the enrollment fee, upon submission of an application for this fee waiver, although applicants are not required to submit supporting documentation. This practice may reduce the number of learners using our paid offerings, and our operating results, revenue, and growth could be harmed.

Further, to continue to grow our business, it is important that our customers renew their subscriptions when existing contracts expire and that we expand our relationships with our existing customers. Our customers have no obligation to renew their subscriptions, and our customers may decide not to renew their subscriptions with a similar contract period, at the same prices and terms, with the same or a greater number of learners, in the case of our Enterprise customers, or at all.

If we pursue unsuccessful partner opportunities, we may forego more profitable opportunities and our operating results and growth could be harmed.

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

We, our partners, and production providers may devote a significant number of hours, and up to a year or more, to develop and launch a new course offering or new certification, degree, or other credentialing program. We may spend substantial effort and management resources on securing a new partnership, working with our existing partners to maintain course content and credentialing programs, and working with our existing and new partners to develop and launch new course content and new degree, certification, or other credentialing programs without any assurance that our efforts will result in the successful launch of a new offering or the generation of revenue. If we invest substantial resources pursuing opportunities that do not attract sufficient interest from learners, we may forego other more successful content and program development efforts, and our operating results, revenue, and growth could be harmed.

We must incur significant expense in technology and content development to launch a new offering or program, and we may not generate sufficient revenue from a new offering to offset our costs.

Our platform enables our partners to offer learners the opportunity to enroll in live, or synchronous, courses and programs and pre-produced, or asynchronous, educational content that can be accessed at any time. To launch a new course offering or new certification, degree, or other credentialing program, whether synchronous or asynchronous, we must integrate our platform with the various learner information and other operating systems our partners use to manage functions within their institutions. In addition, our content development team must work closely with that partner’s faculty members or staff to produce engaging online course content, and we must commence learner acquisition activities. During the term of our agreement with the partner, we are responsible for the costs associated with maintaining our technology platform and providing non-academic and other support for learners enrolled in the program. We invest significant resources in these new programs from the beginning of our relationship with a partner, including marketing and other learner acquisition costs to attract and fill enrollment cohorts for a program, and in some cases, content development grants to provide assistance to our partners as they invest resources preparing content for an online medium. There is no guarantee that we will ever recoup these costs. In addition, delays in the implementation of a new program, including Specialization, certification, or Degrees programs, could negatively impact our revenue and operating results.

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

We and our educator partners rely on a variety of third-party service providers to support our operations by providing customer support, mobile network, Internet, content production, platform integration, and other services. We and our educator partners may not have the resources or technical sophistication to anticipate disruptions to the operations of our third-party service providers, which could arise from any of a number of different reasons, including financial instability, work stoppages or slowdowns or staffing difficulties, war or the outbreak of hostilities, staff illness, or inclement weather. Disruptions to the operations of our third-party service providers could result in communication, content production, platform performance, or platform availability problems for us and our educator partners, which could adversely affect our business operations and financial condition.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards and changing customer needs or requirements, our platform may become less competitive.

Our future success depends on our ability to adapt and enhance our platform. To attract new learners and partners and increase revenue from existing learners and partners, we will need to continuously enhance and improve our offerings to meet learner and partner needs at prices that our customers are willing to pay. Such efforts will require adding new functionality and responding to technological advancements, which will increase our research and development costs. If we are unable to develop content that addresses learners’ and partners’ needs, or enhance and improve our platform in a timely manner, we may not be able to maintain or increase market acceptance and use of our platform. Further, some of our competitors expend a considerably greater amount of funds on their research and development programs, and their sales and marketing practices, and those that do not may be acquired by larger companies that could allocate greater resources to our competitors’ research and development programs. If we fail to maintain adequate research and development resources or compete effectively with the research and development programs of our competitors, our business could be harmed. Our ability to grow is also subject to the risk of future disruptive technologies. Access to and use of our platform is provided via the Internet, which, itself, was disruptive to the previous enterprise software model. If new technologies emerge that can deliver online learning programs at lower prices, more efficiently, more conveniently, more securely, or with stronger or more cost-effective mechanisms to detect and prevent plagiarism or validate the identity of the learner, and if we fail to adopt such technologies or fail to do so in a timely manner, our ability to compete would be adversely affected.

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

As we seek to increase sales of our Enterprise offerings, we face upfront sales costs, higher customer acquisition costs, more complex customer requirements, and discount requirements. In addition, entities that subscribe to our Enterprise platform may elect to begin to use our platform on a limited basis, but nevertheless require education and interactions with our sales team, which increases our upfront investment in the sales effort with no guarantee that our platform will be used widely enough across their organization to justify our upfront investment. Similarly, we may also incur significant upfront and servicing costs for contracts that are not renewed, or which the customers seek to terminate early even in the absence of a breach on our part or contractual terms permitting an early termination. For example, in the three months ended June 30, 2022, several customers notified us that they wished to terminate, either seeking a refund of their prior payments or conveying an intention to stop or reduce any further payments due, or both. Even if we believe we are entitled to these payments it may not be feasible to retain prior payments or collect future payments due to us, and our financial condition and results of operations could be adversely impacted. If we are unable to maintain or increase the number of subscriptions to our Enterprise platform while mitigating the risks associated with serving subscribers, our business, financial condition, and results of operations will suffer.

If we fail to maintain sufficient high-quality content from partners, we will be unable to attract and retain customers.

Our success depends on our ability to provide learners with the information, outcomes, academic credit, and certifications they seek, which in turn depends on the quantity, quality, and format of the content provided by our partners. We may be unable to provide learners with the information and outcomes they seek if our partners do not contribute content that is helpful and reliable, or if they remove content they previously submitted. We believe that certain learners value courses for which they can earn academic credit toward a degree or other credential. We may be unable to provide learners with such courses if our partners do not obtain or maintain the certification or quality necessary for such eligibility, and our business would be adversely affected. Further, if such certifications are obtained and maintained, but do not, or cease to, signal to learners and employers the high quality or reliability we or our partners intend to signal through such certifications, our business would be adversely affected. Any of the foregoing could materially and adversely affect our results of operations, competitive position, and growth prospects.

We believe that many of our new learners find us by word of mouth and other non-paid referrals from existing learners. If existing learners and partners are dissatisfied with their experience on our platform, they may stop accessing our content and may stop referring others to us. Likewise, if existing learners do not find our content appealing, because of declining interest in or relevancy of the content, they may stop referring others to us. In turn, if partners perceive that our platform lacks an adequate learner audience, partners may be less willing to provide content to offer on our platform, and the experience of learners could be further negatively impacted. If we are unable to retain existing learners and partners and attract new learners and partners who contribute to an active community, our growth prospects would be harmed, and our business could be adversely affected.

If we fail to manage the growth of our business both in terms of scale and complexity, our operating results and financial condition could be adversely affected.

Our revenue increased to $124.8 million in the three months ended June 30, 2022 from $102.1 million in the three months ended June 30, 2021. Our growth has placed, and we expect will continue to place, a significant strain on our administrative and operational infrastructure, facilities, and other resources, and we face challenges of integrating, developing, training, and motivating a rapidly growing employee base in various locations around the world and maintaining our company culture across multiple locations globally. Our ability to manage our operations and growth will require us to continue to expand our sales and marketing and content development personnel, and technology, finance, and administration teams globally, as well as our facilities and infrastructure. We will also be required to refine our operational, financial, and management controls and reporting systems and procedures. If we fail to efficiently manage this global expansion of our business, our costs and expenses may increase more than anticipated and we may not successfully expand our partnerships with businesses, governments, educational institutions, and other organizations, enhance our platform and technology-enabled services, increase the volume of new course content and credentialing programs developed by our partners, attract a sufficient number of learners in a cost-effective manner, deploy preferred local payment methods and pricing models, satisfy the requirements of our existing partners, increase the volume of subscriptions to our Enterprise platform, respond to competitive challenges, or otherwise execute our business plan. Although our business has experienced significant growth in the past, we cannot provide any assurance that our business or revenue will continue to grow at the same rate or at all in the future.

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

Some of our competitors and potential competitors have significantly greater resources than we do. Increased competition may result in pricing pressure for us in terms of the percentage of tuition we are able to negotiate to receive from a partner or the prices consumers and businesses are willing to pay for our content. The competitive landscape may also result in a longer and more complex process of recruiting and maintaining current and prospective partners or a decrease in our market share, any of which could negatively affect our revenue and future operating results and our ability to grow our business.

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

If for-profit postsecondary institutions, which offer online education alternatives different from ours, or other for-profit higher education service providers, perform poorly, it could nonetheless tarnish the reputation of online education as a whole, which could impair our ability to grow our business.

For-profit postsecondary institutions, many of which provide course offerings predominantly online, are under intense regulatory and other scrutiny, which has led to media attention that has sometimes portrayed that sector in an unflattering light. Some for-profit online school operators have been subject to governmental investigations alleging the misuse of public funds, financial irregularities, and failure to achieve positive outcomes for learners, including the inability to obtain employment in their fields, or to earn sufficient income to repay debt incurred for their education. These allegations have attracted significant adverse media coverage and have prompted legislative hearings and regulatory responses. These investigations have focused on specific companies and individuals, as well as entire industries in the case of recruiting practices by for-profit higher education companies. Even though we do not enter into university partnerships with these institutions, this negative media attention and regulatory scrutiny may nevertheless add to the skepticism about online higher education generally, including our solutions. Certain service providers assisting higher education institutions with online program development and management, typically referred to as online program managers or OPMs, are also under intense media and other scrutiny, which has led to calls for reform and enforcement by policymakers and members of Congress. Even though we do not have the kinds of affiliations or business model that have been the focus of this scrutiny, this negative media attention and regulatory scrutiny may lead to additional limitations or restrictions on our business, and our ability to grow our business and achieve profitability could be harmed.

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

Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, contractual, and political risks that are different from those in the United States. In addition to our employee base in the United States, including Puerto Rico, we have employees in Australia, Bulgaria, Canada, Germany, India, Singapore, the United Arab Emirates, and the United Kingdom in several functional areas, including product and software development, sales and marketing, talent recruitment, and general facilities management, and we have retained professional employer organizations and staffing agencies to engage personnel in certain international locations. Our international operations subject us to the compensation and benefits regulations of those jurisdictions, as well as other employer duties and obligations, that differ from the compensation and benefits regulations and duties and obligations in the United States. Further, enrollments of learners from other countries requires us to comply with international data privacy regulations of those countries. Failure to comply with international regulations or to adequately adapt to international markets could harm our ability to successfully operate our business and pursue our business goals.

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
•
risks related to travel by our employees, including the risks of illness or accident, detention by foreign authorities, poor transportation infrastructure or services, kidnapping, or the outbreak of hostilities or war;
•
different pricing environments, longer sales cycles, longer accounts receivable payment cycles, restrictions on remitting payments to the United States or converting local currency into U.S. dollars, difficulties in adopting and supporting new and different payment preferences, and collections issues;
•
new and different sources of competition and practices which may favor local competitors;
•
weaker protection for intellectual property and other legal and contractual rights than in the United States, and practical difficulties in enforcing intellectual property and other rights, including legal and contractual rights, and differing expectations regarding ongoing contractual obligations in the face of changed circumstances, outside of the United States;
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

Further, as we continue to expand internationally, we may become more exposed to fluctuations in currency exchange rates. Future agreements with international partners may provide for payments to us to be denominated in local currencies, and in such cases, fluctuations in the value of the U.S. dollar and foreign currencies could impact our operating results when translated into U.S. dollars. Further, the strengthening of the U.S. dollar relative to foreign currencies could increase the real cost of our platform and offerings for our learners and partners outside of the United States, which could lead to the lengthening of our sales cycle or reduced demand for our platform and offerings. For example, from the start of the second quarter of 2022 the value of the euro has declined more than 8% against the US dollar, falling to a 20-year low in July 2022, and the Indian rupee has declined nearly 5% against the US dollar to a historic low, both of which we believe may affect demand from customers. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and results of operations would be adversely affected. To date, our foreign currency exchange risk exposure has not been material, and as such, we have not entered into any hedging transactions in an effort to reduce this risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited, the results may not be as intended, and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and results of operations.

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

Companies are facing increasing scrutiny from customers, partners, regulators, investors, and other stakeholders related to their environmental, social, and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds, and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions, and human rights. Increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and the price of our common stock. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure. Further, our current ESG disclosures, and any standards we may set for ourselves or a failure to meet these standards, may influence our reputation and the value of our brand. For example, we have elected to share publicly certain information about our ESG initiatives and information, and our commitment to the recruitment, engagement, and retention of a diverse workforce. Our business may face increased scrutiny related to these activities, including from the investment community, and our failure to achieve progress in these areas on a timely basis, or at all, could adversely affect our reputation, business, and financial performance.

Climate change may have an adverse impact on our business.

Risks related to rapid climate change may have an increasingly adverse impact on our business and those of our customers, partners, and learners in the longer term. Any of our primary locations and the locations of our customers, partners, and learners may be vulnerable to the adverse effects of climate change. For example, our California headquarters has historically experienced, and is projected to continue to experience, climate-related events at an increasing frequency, including drought, water scarcity, heat waves, wildfires and resultant air quality impacts, and power shutoffs associated with wildfire prevention. Furthermore, it is more difficult to mitigate the impact of these events on our employees while they work from home as a result of the COVID-19 pandemic. Changing market dynamics, global policy developments, and the increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business and the business of our customers, partners, and learners, and may cause us to experience higher attrition, losses and additional costs to maintain our operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers, partners, and learners and impact the communities in which we operate. Overall, climate change, its effects, and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.

Risks Related to Regulatory Matters and Litigation

If our partners fail to comply with international, federal and state education laws and regulations, including any applicable state authorizations for their programs, it could harm our business and reputation.

Higher education is heavily regulated in the United States and most international jurisdictions. Numerous U.S. states require education providers to be licensed or authorized in such state simply to enroll persons located in that state into an online education program or to conduct related activities such as marketing. If any of our partners were found to be in non-compliance with any of the laws, regulations, standards, or policies related to state authorization, the partner could lose their ability to operate in certain states, and if such non-compliance extended to a material contingent of our partners and such partners lost the ability to operate in certain states, our revenue could decline.

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

Each institution that participates in Title IV programs agrees, as a condition of its eligibility to participate in those programs, that it will not “provide any commission, bonus, or other incentive payment based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid, to any person or entity who is engaged in any student recruitment or admission activity, or in making decisions regarding the award of Title IV HEA program funds.” The vast majority of our U.S.-based partners participate in the Title IV programs. Although this rule, referred to as the incentive compensation rule, generally prohibits entities or individuals from receiving incentive-based compensation payments for the successful recruitment, admission, or enrollment of learners, the DOE provided clarifying guidance in March 2011 interpreting the incentive compensation rule as permitting tuition revenue-sharing arrangements known as the “bundled services exception.” Our current business model relies heavily on the bundled services exception to enter into tuition revenue-sharing agreements with our U.S-based partner colleges and universities.

The “dear colleague letter” (“DCL”) issued by the DOE on March 17, 2011 sets forth the guidance of the DOE regarding various regulations that were implemented around that time. The DCL affirms that “[t]he Department generally views payment based on the amount of tuition generated as an indirect payment of incentive compensation based on success in recruitment and therefore a prohibited basis upon which to measure the value of the services provided.” The DCL, however, in Example 2-B, clarified an important exception to this prohibition for a business model that complies with the bundled services exception: “A third party that is not affiliated with the institution it serves and is not affiliated with any other institution that provides educational services, which third party provides bundled services to the institution including marketing, enrollment application assistance, recruitment services, course support for online delivery of courses, the provision of technology, placement services for internships, or student career counseling, may receive from an institution an amount based on tuition generated for the institution by the third-party’s activities for all bundled services that are offered and provided collectively, as long as the third party does not make prohibited compensation payments to its employees, and the institution does not pay the third party separately for student recruitment services provided by the entity.”

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

Further, because the bundled services rule was promulgated by agency guidance through the DCL and is not codified by statute or regulation, there is risk that the exception could be altered or removed without prior notice, public comment period, or other administrative procedural requirements that accompany formal agency rulemaking. The DCL has been criticized by commentators and lawmakers, including in a June 2022 report by the U.S. House Committee on Appropriations which urged the DOE to rescind the guidance. In addition, the legal weight the DCL would carry in litigation over the propriety of any specific compensation arrangements under the HEA or the incentive compensation rule is uncertain. We can offer no assurances as to whether the exception in the DCL would be upheld by a court or how it would be interpreted. The revision, removal, or invalidation of the bundled services exception by Congress, the DOE, or a court, whether in an action involving our company or our partners, or in action that does not involve us, could require us to change our business model and renegotiate the terms of our college and university partner agreements and could compromise our ability to generate revenue.

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

From time to time, we may become involved in litigation matters including intellectual property, commercial, employment, class action, securities, whistleblower, accessibility, and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. In addition, the expense of litigation and the timing of these expenses from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations.

Risks Related to Privacy, Cybersecurity, and Infrastructure

If sensitive information about our partners, their employees, or our learners is disclosed, or if we or our third-party providers are subject to cyber-attacks, use of our platform could be curtailed, we may be exposed to liability and our reputation would suffer.

Although we do not directly collect, transmit, and store financial information such as credit cards and other payment information, we utilize third-party payment processors who provide these services on our behalf. We also collect and store certain personally identifiable information provided by our partners and learners, such as names and email addresses. The collection, transmission and storage of such information is subject to stringent legal and regulatory obligations. Some of our third-party service providers, such as identity verification and payment processing providers, also regularly have access to personal data. In an effort to protect sensitive information, we rely on a variety of security measures, including encryption and authentication technology licensed from third parties. However, advances in computer capabilities, increasingly sophisticated tools and methods used by hackers and cyber terrorists, new discoveries in the field of cryptography, or other developments may result in our failure or inability to adequately protect sensitive information. In addition, there may be scamming or phishing attempts, such as impersonating our personnel or our partners’ personnel, in an effort to obtain personal information from our learners or otherwise make inappropriate use of our platform, which could expose us to liability, reduce learner and partner satisfaction with our platform, or damage our reputation. For example, in the second quarter of 2022, there were several instances of users impersonating professors and inviting learners to off-platform forums in an effort to entice the learners to buy unrelated educational content.

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

We rely on third-party payment processors to process payments made by learners on our platform. We have engaged third-party service providers to perform underlying card processing, currency exchange, identity verification, and fraud analysis services. If these service providers do not perform adequately or if they terminate their relationships with us or refuse to renew their agreements with us on commercially reasonable terms, we will need to find an alternate payment processor and may not be able to secure similar terms or replace such payment processors in an acceptable timeframe. Further, the software and services provided by our third-party payment processors may not meet our expectations, contain errors or vulnerabilities, be compromised or experience outages, or such processors may impose additional authentication, validation, or other requirements. Any of these risks could cause us to lose our ability to accept online payments, make payments to our partners, conduct other payment transactions, or make it difficult for our customers to make payments to us, any of which could make our platform less convenient and attractive and harm our ability to attract and retain partners and learners. In addition, if these providers increase the fees they charge us, our operating expenses could increase.

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

Our partners and learners rely on access to the Internet and mobile networks to access our platform. Internet service providers may choose to disrupt or degrade our access to our platform or increase the cost of such access. Internet service providers or mobile network operators could also attempt to charge us for providing access to our platform. In January 2018, the Federal Communications Commission (the “FCC”) released an order reclassifying broadband Internet access as an information service, subject to certain provisions of Title I of the Communications Act. Among other things, the order eliminates rules adopted in 2015 that prohibited broadband providers from blocking, impairing, or degrading access to legal content, applications, services, or non-harmful devices, or engaging in the practice of paid prioritization, e.g., the favoring of some lawful Internet traffic over other traffic in exchange for higher payments. The order was contested and affirmed in federal court, and the parties declined to appeal the decision to the Supreme Court. A number of states have also enacted or are considering legislation or executive actions that would regulate the conduct of broadband providers. While President Biden signed an executive order on July 9, 2021 which, among other things, instructed the FCC to restore the net neutrality rules, we cannot predict whether the FCC will restore such rules, and if they do, whether the order or state initiatives will be modified, overturned, or vacated by legal action of the court, federal or state legislation, or the FCC. If net neutrality rules are not implemented, our business could be subject to increased costs and a loss of existing users, impair our ability to attract new users, and materially and adversely impact our business and opportunities for growth. Outside of the United States, government regulation of the Internet, including the idea of network neutrality, may be developing or non-existent. As a result, we could face discriminatory or anti-competitive practices that could impede our growth prospects, increase our costs, and harm our business.

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

The General Data Protection Regulation (the “GDPR”) imposes stringent EU data protection requirements on businesses processing personal data of EU data subjects. The GDPR is wide-ranging in scope and imposes numerous additional requirements on companies that process personal data, including imposing special requirements in respect of the processing of personal data, requiring that consent of individuals to whom the personal data relates is obtained in certain circumstances, requiring additional disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security and confidentiality of personal data, creating mandatory data breach notification requirements in certain circumstances, and requiring that certain measures (including contractual requirements) are put in place when engaging third-party processors or transferring data overseas. The GDPR also provides individuals with various rights in respect of their personal data, including rights of access, erasure, portability, rectification, restriction, and objection. Complying with the GDPR remains an onerous and potentially costly obligation as interpretations of the specific requirements emerge through the courts and enforcement decisions. In addition, where we transfer data directly from customers in the EEA directly to us in the US (notwithstanding recent positive developments through the implementation of updated Standard Contractual Clauses and the joint announcement by the United States and European Commission that agreement in principle has been reached in regards to a Trans-Atlantic Data Privacy Framework) there is still considerable uncertainty surrounding the future trajectory of the perception of such transfers by EU data protection authorities following the decision on July 16, 2020 by the Court of Justice of the European Union (ECJ) in its Case C-311/18 Data Protection Commissioner v Facebook Ireland and Maximillian Schrems.

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

We rely on a combination of intellectual property rights, contractual protections, and other practices to protect our brand, proprietary information, technologies, and processes. We primarily rely on copyright and trade secret laws to protect our proprietary technologies and processes, including the algorithms we use throughout our business. Others may independently develop the same or similar technologies and processes, or may improperly acquire and use information about our technologies and processes, which may allow them to provide a service similar to ours, which could harm our competitive position. Our principal trademark assets include the registered trademark “Coursera” and our logos and taglines. We also hold the rights to the “Coursera.org” Internet domain name and various related domain names, which are subject to Internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. If we are unable to protect our trademarks or domain names, our brand recognition and reputation would suffer, we would incur significant expense establishing new brands and our operating results would be adversely impacted. As of June 30, 2022, we had 18 issued patents relating to technology features of our platform, including identity verification, content delivery and navigation, and automation, which patents expire between 2034 and 2040, and a number of U.S. pending patent applications also relating to certain technology features of our platform. We cannot predict whether any pending patent application will result in an issued patent that will effectively protect and enforce our intellectual property. Even if a patent issues, the patent may be circumvented or its validity may be challenged in proceedings before the U.S. Patent and Trademark Office. In addition, we cannot assure you that every significant feature of technology and services will be protected by any patent or patent application. Further, to the extent we pursue patent protection for our innovations, patents we may apply for may not issue, and patents that do issue or that we acquire may not provide us with any competitive advantages or may be challenged by third parties. There can be no assurance that any patents we obtain will adequately protect our inventions or survive a legal challenge, as the legal standards relating to the validity, enforceability, and scope of protection of patent and other intellectual property rights are uncertain.

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

We have been certified as a B Corp through B Lab. B Corp certification requires us to meet rigorous standards of social and environmental performance, accountability, and transparency. We believe that our B Corp status enables us to strengthen our credibility and trust among our customers and partners. Our business model and brand could be harmed if we are unable to maintain certification as a B Corp. We are in the process of undergoing a reassessment following our initial public offering, and to maintain certification, we must undergo a reassessment every three years hereafter. Whether due to our choice or our failure to meet B Lab’s certification requirements, any change in our status could create a perception that we are more focused on financial performance and no longer as committed to the values shared by B Corps. Likewise, our reputation could be harmed if our publicly reported B Corp score declines and there is a perception that we are no longer committed to the B Corp standards. Similarly, our reputation could be harmed if we take actions that are perceived to be misaligned with B Corp values.

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

As of June 30, 2022, the last business day of our most recently completed second fiscal quarter, the Company's aggregate worldwide public float was greater than $700 million. As a result of exceeding this threshold and meeting the time and reporting requirements established by the SEC, we will become a large accelerated filer and will no longer qualify as an emerging growth company on December 31, 2022, the end of our current fiscal year. Accordingly, at that time we will cease to be eligible for the emerging growth company provisions of the JOBS Act.

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

As of June 30, 2022, the last business day of our most recently completed second fiscal quarter, the Company's aggregate worldwide public float was greater than $700 million. As a result of exceeding this threshold and meeting the time and reporting requirements established by the SEC, we will become a large accelerated filer and will no longer qualify as an emerging growth company on December 31, 2022, the end of our current fiscal year. Accordingly, at that time we will cease to be eligible for the emerging growth company provisions of the JOBS Act.

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

In addition, as of June 30, 2022, 31,974,647 shares were issuable upon exercise of outstanding stock options or the vesting of outstanding RSUs. Sales of stock by these equity holders or the perception that such sales could occur could adversely affect the trading price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Coursera, Inc. (incorporated by reference from Exhibit 3.1 filed with the registrant’s Current Report on Form 10-Q filed August 13, 2021).
3.2	Amended and Restated Bylaws of Coursera, Inc. (incorporated by reference from Exhibit 3.2 filed with the registrant’s Current Report on Form 10-Q filed August 13, 2021).
10.1	Offer Letter between Coursera, Inc. and Mustafa Furniturewala, dated July 25, 2022.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

COURSERA, INC.

Date: August 4, 2022	By:	/s/ Jeffrey N. Maggioncalda
Jeffrey N. Maggioncalda
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Kenneth R. Hahn
Kenneth R. Hahn
Chief Financial Officer
(Principal Financial Officer)

Date: August 4, 2022	By:	/s/ Michele M. Meyers
Michele M. Meyers
Chief Accounting Officer
(Principal Accounting Officer)