Form 10-Q
period 2022-09-30
Coursera, Inc.
filed 2022-11-09
CIK 1651562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 28, 2022, the registrant had 146,580,369 shares of common stock, $0.00001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

COURSERA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$424,796	$580,658
Marketable securities	361,025	241,117
Accounts receivable, net of allowance for doubtful accounts of $260 and $105 as of September 30, 2022 and December 31, 2021, respectively	54,567	34,396
Deferred costs, net	25,610	19,666
Prepaid expenses and other current assets	22,291	16,494
Total current assets	888,289	892,331
Property, equipment, and software, net	28,118	24,725
Operating lease right-of-use assets	10,789	16,321
Intangible assets, net	8,985	10,091
Restricted cash	2,061	2,061
Other assets	18,014	13,381
Total assets	$956,256	$958,910

Liabilities and Stockholders’ Equity
Current liabilities:
Educator partners payable	$62,182	$49,206
Other accounts payable and accrued expenses	27,702	23,257
Accrued compensation and benefits	13,563	18,353
Operating lease liabilities, current	8,085	8,031
Deferred revenue, current	116,592	94,637
Other current liabilities	7,608	7,639
Total current liabilities	235,732	201,123
Operating lease liabilities, non-current	7,417	11,864
Deferred revenue, non-current	3,239	3,851
Other liabilities	887	559
Total liabilities	247,275	217,397
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized as of September 30, 2022 and December 31, 2021; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value—300,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 149,205,936 shares issued and 146,457,998 shares outstanding as of September 30, 2022, and 144,653,979 shares issued and 141,906,041 shares outstanding as of December 31, 2021	1	1
Additional paid-in capital	1,327,566	1,235,231
Treasury stock—at cost, 2,747,938 shares as of September 30, 2022 and December 31, 2021	(4,701)	(4,701)
Accumulated other comprehensive loss	(1,479)	(252)
Accumulated deficit	(612,406)	(488,766)
Total stockholders’ equity	708,981	741,513
Total liabilities and stockholders’ equity	$956,256	$958,910

See notes to unaudited condensed consolidated financial statements.

COURSERA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$136,389	$109,880	$381,576	$300,331
Cost of revenue	48,821	42,162	137,972	122,149
Gross profit	87,568	67,718	243,604	178,182
Operating expenses:
Research and development	39,415	33,935	122,299	97,079
Sales and marketing	58,504	45,268	165,757	121,743
General and administrative	25,998	19,942	76,902	54,933
Total operating expenses	123,917	99,145	364,958	273,755
Loss from operations	(36,349)	(31,427)	(121,354)	(95,573)
Interest income	2,301	62	3,473	227
Other expense, net	(976)	(286)	(2,574)	(251)
Loss before income taxes	(35,024)	(31,651)	(120,455)	(95,597)
Income tax expense	1,014	800	3,185	1,880
Net loss	$(36,038)	$(32,451)	$(123,640)	$(97,477)
Net loss per share—basic and diluted	$(0.25)	$(0.23)	$(0.85)	$(0.93)
Weighted average shares used in computing net loss per share—basic and diluted	146,020,571	138,846,394	144,619,748	104,316,176

See notes to unaudited condensed consolidated financial statements.

COURSERA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(36,038)	$(32,451)	$(123,640)	$(97,477)
Change in unrealized gain (loss) on marketable securities, net of tax	839	(4)	(1,227)	(19)
Comprehensive loss	$(35,199)	$(32,455)	$(124,867)	$(97,496)

See notes to unaudited condensed consolidated financial statements.

COURSERA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Redeemable							Accumulated
	Convertible				Additional			Other		Total
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity (Deficit)

Balance—June 30, 2022	—	$—	148,332,771	$1	$1,299,173	(2,747,938)	$(4,701)	$(2,318)	$(576,368)	$715,787
Issuance of common stock upon exercise of options	—	—	635,319	—	2,713	—	—	—	—	2,713
Vesting of restricted stock units	—	—	372,157	—	—	—	—	—	—	—
Tax withholding on vesting of restricted stock units	—	—	(139,829)	—	(1,946)	—	—	—	—	(1,946)
Issuance of restricted stock awards	—	—	5,518	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	27,626	—	—	—	—	27,626
Change in unrealized gain on marketable securities	—	—	—	—	—	—	—	839	—	839
Net loss	—	—	—	—	—	—	—	—	(36,038)	(36,038)
Balance—September 30, 2022	—	$—	149,205,936	$1	$1,327,566	(2,747,938)	$(4,701)	$(1,479)	$(612,406)	$708,981

Balance—December 31, 2021	—	$—	144,653,979	$1	$1,235,231	(2,747,938)	$(4,701)	$(252)	$(488,766)	$741,513
Issuance of common stock upon exercise of options	—	—	3,509,007	—	14,198	—	—	—	—	14,198
Vesting of restricted stock units	—	—	1,094,522	—	—	—	—	—	—	—
Tax withholding on vesting of restricted stock units	—	—	(410,918)	—	(6,798)	—	—	—	—	(6,798)
Issuance of restricted stock awards	—	—	5,518	—	—	—	—		—	—
Issuance of common stock related to employee stock purchase plan	—	—	353,828	—	4,596	—	—	—	—	4,596
Stock-based compensation expense	—	—	—	—	80,339	—	—	—	—	80,339
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	(1,227)	—	(1,227)
Net loss	—	—	—	—	—	—	—	—	(123,640)	(123,640)
Balance—September 30, 2022	—	$—	149,205,936	$1	$1,327,566	(2,747,938)	$(4,701)	$(1,479)	$(612,406)	$708,981

Balance—June 30, 2021	—	$—	139,884,849	$1	$1,168,681	(2,747,938)	$(4,701)	$5	$(408,577)	$755,409
Issuance of common stock upon exercise of options	—	—	3,015,866	—	12,588	—	—	—	—	12,588
Vesting of restricted stock units	—	—	295,650	—	—	—	—	—	—	—
Tax withholding on vesting of restricted stock units	—	—	(115,381)	—	(4,445)	—	—	—	—	(4,445)
Vesting of early exercise stock options	—	—	—	—	21	—	—	—	—	21
Stock-based compensation expense	—	—	—	—	24,860	—	—	—	—	24,860
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	—	—	(32,451)	(32,451)
Balance—September 30, 2021	—	$—	143,080,984	$1	$1,201,705	(2,747,938)	$(4,701)	$1	$(441,028)	$755,978

Balance—December 31, 2020	75,305,400	$462,293	43,049,228	$—	$126,408	(2,747,938)	$(4,701)	$20	$(343,551)	$(221,824)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(75,305,400)	(462,293)	75,305,400	1	462,292	—	—	—	—	462,293
Issuance of common stock upon initial public offering, net of offering costs	—	—	17,024,276	—	518,835	—	—	—	—	518,835
Issuance of common stock upon exercise of options	—	—	7,519,696	—	26,872	—	—	—	—	26,872
Issuance of restricted stock awards	—	—	2,115	—	—	—	—	—	—	—
Vesting of restricted stock units	—	—	295,650	—	—	—	—	—	—	—
Tax withholding on vesting of restricted stock units	—	—	(115,381)	—	(4,445)	—	—	—	—	(4,445)
Vesting of early exercise stock options	—	—	—	—	63	—	—	—	—	63
Stock-based compensation expense	—	—	—	—	71,680	—	—	—	—	71,680
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	—	—	—	—	(97,477)	(97,477)
Balance—September 30, 2021	—	$—	143,080,984	$1	$1,201,705	(2,747,938)	$(4,701)	$1	$(441,028)	$755,978

See notes to unaudited condensed consolidated financial statements.

COURSERA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(123,640)	$(97,477)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	13,507	10,508
Stock-based compensation expense	75,853	67,867
Amortization or accretion of marketable securities	1,046	373
Impairment of long-lived assets	6,124	—
Other	1,070	257
Changes in operating assets and liabilities:
Accounts receivable, net	(21,059)	4,500
Prepaid expenses and other assets	(19,454)	(5,658)
Operating lease right-of-use assets	3,655	4,052
Accounts payable and accrued expenses	18,232	(58)
Accrued compensation and other liabilities	(4,498)	7,274
Operating lease liabilities	(4,788)	(4,801)
Deferred revenue	21,343	14,104
Net cash (used in) provided by operating activities	(32,609)	941
Cash flows from investing activities:
Purchases of marketable securities	(287,639)	—
Proceeds from maturities of marketable securities	165,000	189,981
Purchases of property, equipment, and software	(1,386)	(1,228)
Capitalized internal-use software costs	(10,082)	(9,712)
Purchases of content assets	(1,295)	(769)
Net cash (used in) provided by investing activities	(135,402)	178,272
Cash flows from financing activities:
Proceeds from exercise of stock options	14,641	26,810
Proceeds from employee stock purchase plan	4,596	—
Proceeds from initial public offering, net of offering costs	—	525,284
Payment of deferred offering costs	(295)	(6,119)
Payment of tax withholding on vesting of restricted stock units	(6,793)	(3,992)
Net cash provided by financing activities	12,149	541,983
Net (decrease) increase in cash, cash equivalents, and restricted cash	(155,862)	721,196
Cash, cash equivalents, and restricted cash—Beginning of period	582,719	82,426
Cash, cash equivalents, and restricted cash—End of period	$426,857	$803,622

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$424,796	$801,074
Restricted cash	2,061	2,548
Total cash, cash equivalents, and restricted cash	$426,857	$803,622

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,622	$1,456
Supplemental disclosure of noncash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$4,486	$3,813

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

Expense Reduction Initiative

The Company is undertaking a plan to reduce our overall expenses, focus our efforts, and prioritize investments in key initiatives that are expected to drive long-term, sustainable growth. In connection with this effort, on November 9, 2022, the Company enacted a plan to reduce its global workforce to better align its cost structure and personnel needs with its business objectives, growth opportunities, and operational priorities.

As a result of this reduction, the Company expects to recognize incremental expenses, primarily within operating expenses, of $10 million to $12 million in the fourth quarter of 2022, mainly related to personnel expenses, such as employee severance and benefits costs. Cash payments related to these expenses will be spread relatively evenly between the fourth quarter of 2022 and the first quarter of 2023. The Company also expects the reversal of stock-based compensation expense of $7 million to $9 million, the majority of which will be recognized in the first quarter of 2023, when the forfeiture of unvested restricted stock units (“RSUs”) and stock options is expected to occur. As a result of the foregoing, the net effect on operating expenses is estimated to be $1 million to $5 million.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of the Company’s financial information. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or for any other future year. The balance sheet as of December 31, 2021 has been derived from audited consolidated financial statements at that date but does not include all information required by GAAP for annual consolidated financial statements.

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

Segment Information—The Company defines its segments as those operations the chief operating decision maker (“CODM”), determined to be the Chief Executive Officer of the Company, regularly reviews to allocate resources and assess performance. For the three and nine months ended September 30, 2022 and 2021, the Company operated under three segments: Consumer, Enterprise, and Degrees. The Company continually monitors and reviews its segment reporting structure in accordance with Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, to determine whether any changes have occurred that would impact its reportable segments. For further information on the Company’s segment reporting, see Note 15 “Segment and Geographic Information.”

Use of Estimates—The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to the fair value of common stock and stock-based awards; period of benefit for capitalized commissions; internal-use software costs; useful lives of long-lived assets; the carrying value of operating lease right-of-use assets; the valuation of intangible assets; and income tax expense, including the valuation of deferred tax assets and liabilities, among others.

Summary of Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies, other than the update described below, as of and for the three and nine months ended September 30, 2022 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 3, 2022.

Educator Partner Costs—The Company has various agreements with educator partners that grant it the right to host their intellectual property on its platform. In return, educator partners earn a fee that the Company recognizes as a content cost in the same period in which the related revenue is recognized and is classified as a cost of revenue in the unaudited condensed consolidated statement of operations. One such agreement stipulates that certain fees earned by the educator partner are to be allocated to a development fund to be held and spent by the Company on activities such as developing, marketing, and advertising the educator partner's content, according to a mutually agreed upon plan. The Company recognizes the liability and related expense associated with this development fund consistent with the timing of when it recognizes educator partner content costs given the Company's liability is established in the same period the revenue is recognized. The expenses are classified in the unaudited condensed consolidated statement of operations based on the nature of the underlying spend. The liability associated with the development fund is recorded within other accounts payable and accrued expenses within the unaudited condensed consolidated balance sheets.

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

For purposes of assessing concentration of credit risk and significant customers, a group of customers under common control or customers that are affiliates of each other are regarded as a single customer. For the three and nine months ended September 30, 2022 and 2021, the Company did not have any customers that accounted for more than 10% of the Company’s revenue. As of September 30, 2022 and December 31, 2021, no customer accounted for more than 10% of the Company’s net accounts receivable balance.

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

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses, which provides new authoritative guidance with respect to the measurement of credit losses on financial instruments. This update changes the impairment model for most financial assets and certain other instruments by introducing a current expected credit loss (“CECL”) model. The CECL model is a forward-looking approach based on expected losses rather than incurred losses, requiring entities to estimate and record losses expected over the remaining contractual life of an asset. As the Company will lose its emerging growth company status as of December 31, 2022, the Company will be required to apply the provisions of ASU 2016-13 beginning with the annual reporting period ended December 31, 2022. The Company does not expect the adoption of this guidance to have a material impact on our consolidated financial statements and related disclosures.

3. REVENUE RECOGNITION

Contract Balances—The Company’s contract assets and liabilities were as follows:

	September 30, 2022	December 31, 2021	January 1, 2021
Contract assets:
Billed accounts receivable, net of allowance for doubtful accounts	$48,944	$22,286	$39,976
Unbilled accounts receivable	5,623	12,110	745
Total contract assets	$54,567	$34,396	$40,721

Contract liabilities:
Deferred revenue	$119,831	$98,488	$80,642
Total contract liabilities	$119,831	$98,488	$80,642

Revenue recognized during the nine months ended September 30, 2022 and 2021 that was included in the deferred revenue balances at the beginning of the year was $85,754 and $67,976, respectively.

Remaining Performance Obligations—Remaining performance obligations represent future promises to transfer goods or services under noncancelable contracts for which revenue has not yet been recognized and we do not yet have the right to bill. As of September 30, 2022, the Company had remaining performance obligations of $269,160 and expects to recognize approximately 67% as revenue over the next 12 months and the remainder thereafter.

Costs to Obtain and Fulfill a Contract—During the three months ended September 30, 2022 and 2021, the Company capitalized commissions and related payroll tax expenditures of $4,365 and $3,786, respectively, and amortized $3,304 and $2,169, respectively, to sales and marketing expense. During the nine months ended September 30, 2022 and 2021, the Company capitalized commissions and related payroll tax expenditures of $11,464 and $9,485, respectively, and amortized $9,051 and $5,719 respectively, to sales and marketing expense. As of September 30, 2022 and December 31, 2021, the amount of deferred commissions and related payroll tax expenditures included in deferred costs was $11,934 and $9,761, respectively, and in other assets was $9,057 and $8,817, respectively.

During the three months ended September 30, 2022, the Company recognized an impairment loss of $1,029 for the remaining value of deferred partner fees associated with content from Russian educator partners that the Company does not expect to recover. During the nine months ended September 30, 2022, the Company recognized a total impairment loss of $2,915 related to these assets. The impairment loss was recorded within general and administrative expenses in the unaudited condensed consolidated statements of operations.

4. FAIR VALUE MEASUREMENTS

The Company’s assets and liabilities that were measured at fair value by level within the fair value hierarchy were as follows:

	September 30, 2022
	Fair Value	Level 1
Financial assets:
Cash equivalents—money market funds	$383,059	$383,059
Marketable securities—U.S. Treasury securities	361,025	361,025
Total financial assets	$744,084	$744,084

	December 31, 2021
	Fair Value	Level 1
Financial assets:
Cash equivalents—money market funds	$539,091	$539,091
Marketable securities—U.S. Treasury securities	241,117	241,117
Total financial assets	$780,208	$780,208

The Company remeasures certain assets, including intangible assets and its equity-method investment in a private company, at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. No such events or changes occurred during the three and nine months ended September 30, 2022 and 2021.

5. MARKETABLE SECURITIES

The following table represents the Company’s available-for-sale marketable securities:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$362,504	$—	$(1,479)	$361,025
Total marketable securities	$362,504	$—	$(1,479)	$361,025

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$241,369	$—	$(252)	$241,117
Total marketable securities	$241,369	$—	$(252)	$241,117

Gross realized gains and losses related to the Company’s marketable securities were not material for the three and nine months ended September 30, 2022 and 2021.

The following table presents the amortized cost and fair value of available-for-sale marketable securities by contractual maturity date:

	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$362,504	$361,025	$241,369	$241,117

Investments in an unrealized loss position consisted of the following:

	September 30, 2022		December 31, 2021
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$361,025	$(1,479)	$241,117	$(252)
Total investments in an unrealized loss position	$361,025	$(1,479)	$241,117	$(252)

As of September 30, 2022 and December 31, 2021, no investments were in a continuous unrealized loss position for more than 12 months. The Company does not intend to sell any of these investments and does not consider it more likely than not that the Company would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity.

6. CONSOLIDATED BALANCE SHEET COMPONENTS

Property, Equipment, and Software—Property, equipment, and software, net consisted of the following:

	September 30, 2022	December 31, 2021
Internal-use software	$50,077	$35,508
Computer equipment and software	5,445	4,163
Leasehold improvements	6,528	7,119
Furniture and fixtures	2,675	3,051
Total property, equipment, and software	64,725	49,841
Less accumulated depreciation and amortization	(36,607)	(25,116)
Property, equipment, and software—net	$28,118	$24,725

Depreciation and amortization expense related to property, equipment, and software for the three months ended September 30, 2022 and 2021 was $4,223 and $3,533, respectively, which included amortization expense for internal-use software of $3,545 and $2,795, respectively, that is recorded within cost of revenue in the unaudited condensed consolidated statements of operations.

Depreciation and amortization expense related to property, equipment, and software for the nine months ended September 30, 2022 and 2021 was $11,541 and $8,901, respectively, which included amortization expense for internal-use software of $9,415 and $6,783, respectively, that is recorded within cost of revenue in the unaudited condensed consolidated statements of operations.

Intangible Assets—Intangible assets, net consisted of the following:

	September 30, 2022			December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Content assets	$6,582	$(1,655)	$4,927	$5,721	$(777)	$4,944
Developed technology	8,446	(4,388)	4,058	8,446	(3,337)	5,109
Assembled workforce	181	(181)	—	181	(143)	38
Intangible assets	$15,209	$(6,224)	$8,985	$14,348	$(4,257)	$10,091

The Company capitalized $484 and $567 of content assets during the three months ended September 30, 2022 and 2021, respectively, and capitalized $861 and $1,336 of content assets during the nine months ended September 30, 2022 and 2021, respectively. Intangible assets amortization expense was $664 and $604 for the three months ended September 30, 2022 and 2021, respectively, and $1,967 and $1,607 for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, future expected amortization expense for intangible assets was as follows:

Years Ending December 31
Remainder of 2022	$675
2023	2,707
2024	2,724
2025	2,196
2026	529
Thereafter	154
Total	$8,985

7. INCOME TAXES

Income tax expense or benefit for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company records a cumulative adjustment.

The Company's effective tax rate for the three months ended September 30, 2022 and 2021 was (2.9)% and (2.5)%, respectively, and for the nine months ended September 30, 2022 and 2021 was (2.6)% and (2.0)%, respectively. The difference between the effective tax rate and the U.S. federal statutory rate is primarily due to a valuation allowance for the Company’s federal and state net deferred tax assets, income taxes on foreign operations, U.S. state income taxes, and stock-based compensation expense.

As of September 30, 2022, the Company continued to have a full valuation allowance against its U.S. federal and state deferred tax assets. Management regularly evaluates the realizability of the Company's deferred tax assets. Adjustments are recorded to income during the period in which management makes the determination a deferred tax asset is more likely than not to be realized.

8. REDEEMABLE CONVERTIBLE PREFERRED STOCK

Redeemable Convertible Preferred Stock—Upon the closing of the Company’s initial public offering (the "IPO"), all outstanding shares of its redeemable convertible preferred stock automatically converted into 75,305,400 shares of common stock on a one-for-one basis. As of September 30, 2022, there were no shares of redeemable convertible preferred stock issued and outstanding.

9. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock—In connection with the IPO, the Company authorized the issuance of 10,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share, with rights and preferences, including voting rights, to be designated from time to time by the board of directors. As of September 30, 2022, there were no shares of preferred stock issued or outstanding.

Stock Incentive Plans—In 2013, the Company adopted the Coursera, Inc. Stock Incentive Plan (“Stock Incentive Plan”) and in 2014, adopted the Coursera, Inc. 2014 Executive Stock Incentive Plan (together, the “Predecessor Plans”), pursuant to which the Company granted a combination of incentive and nonstatutory stock options and RSUs.

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

As of September 30, 2022, 9,281,162 shares of the Company’s common stock were reserved for future issuance under the 2021 Plan. As of September 30, 2022, 3,637,184 shares of the Company’s common stock were reserved for issuance under the ESPP.

Under the ESPP, if the closing market price of the Company's common stock on the offering date of a new offering falls below the closing market price of the Company's common stock on the offering date of an ongoing offering, the ongoing offering terminates immediately following the purchase of ESPP shares on the purchase date. Participants in the terminated offering are automatically enrolled in the new offering (an "ESPP Reset"), resulting in a stock-based compensation modification charge to be recognized over the new offering period. During the nine months ended September 30, 2022, there was an ESPP Reset that resulted in a stock-based compensation modification charge of $7,781, which is being recognized ratably over the new offering period ending on May 10, 2024.

Stock Options—The Company may grant options at prices not less than the grant date fair value. These options generally expire 10 years from the grant date. Incentive stock options and nonstatutory options generally vest ratably over a four-year service period.

Stock option activity under the Plans for the nine months ended September 30, 2022 was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balance—December 31, 2021	23,000,872	$5.62	6.81	$436,630
Granted	155,764	11.62
Exercised	(3,509,007)	4.05
Canceled	(832,610)	7.20
Balance—September 30, 2022	18,815,019	$5.89	6.11	$109,247
Options vested	13,714,778	$3.99	5.49	$94,689

The aggregate intrinsic value of options exercised was $50,497 for the nine months ended September 30, 2022.

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

RSU activity for the nine months ended September 30, 2022 was as follows:

	Number of Shares	Weighted-Average Grant Fair Value	Aggregate Intrinsic Value
Unvested balance—December 31, 2021	7,387,288	$29.68	$180,545
Granted	14,312,180	15.03
Vested	(1,094,522)	30.17
Forfeited	(1,082,838)	28.53
Unvested balance—September 30, 2022	19,522,108	$18.97	$210,448

On October 31, 2022, the Company granted 2,124,808 RSUs to certain existing employees under the 2021 Plan with a grant date fair value per share of $12.89. These RSUs will vest quarterly over a four-year service period.

Stock-Based Compensation Expense—The Company records stock-based compensation expense based on the fair value as determined on the grant date. The Company estimates the fair value of stock options and shares of common stock to be issued under the ESPP utilizing the Black-Scholes valuation model. Key assumptions of the Black-Scholes valuation model are the risk-free interest rate, expected volatility, expected term, and expected dividends. The Company recognizes stock-based compensation expense on a straight-line basis over the vesting period for each award. The fair value of RSUs equals the market value of the underlying stock on the grant date. These amounts are estimates and, thus, may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants.

Stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021 is classified in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$683	$527	$2,072	$1,537
Research and development	11,675	11,259	34,037	31,650
Sales and marketing	7,630	6,846	21,952	19,504
General and administrative	6,382	4,776	17,792	15,176
Total	$26,370	$23,408	$75,853	$67,867

The Company capitalized $1,256 and $1,452 of stock-based compensation related to its internal-use software during the three months ended September 30, 2022 and 2021, respectively, and $4,486 and $3,813 during the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, there was a total of $33,689 unrecognized employee compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.9 years. In addition, as of September 30, 2022, total unrecognized compensation cost related to unvested RSUs was $283,426, which is expected to be recognized over a weighted-average period of 3.1 years. Total unrecognized compensation cost related to the ESPP as of September 30, 2022 was $13,850, which is expected to be recognized over a weighted-average period of 0.9 years.

Common Stock Reserved for Issuance—The Company’s common stock reserved for future issuance was as follows:

	September 30, 2022	December 31, 2021
Stock options outstanding	18,815,019	23,000,872
RSUs outstanding	19,522,108	7,387,288
Shares available for future grants	12,918,346	16,905,525
Total shares of common stock reserved	51,255,473	47,293,685

10. NET LOSS PER SHARE

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(36,038)	$(32,451)	$(123,640)	$(97,477)
Denominator:
Weighted-average shares used in computing net loss per share—basic and diluted	146,020,571	138,846,394	144,619,748	104,316,176
Net loss per share—basic and diluted	$(0.25)	$(0.23)	$(0.85)	$(0.93)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2022	2021
Common stock options	18,815,019	23,885,688
RSUs	19,522,108	6,831,478
Shares subject to repurchase	5,518	10,449
ESPP	287,284	207,843
Total	38,629,929	30,935,458

11. LEASES

The Company has entered into various noncancelable office space operating leases with lease periods expiring through April 2025. These leases do not contain residual value guarantees, covenants, or other restrictions.

In May 2022, the Company entered into a sublease agreement pursuant to which it subleased a part of its existing office space in Mountain View, California. The Company classified the sublease as an operating lease. The term of the sublease commenced on June 1, 2022 and terminates on October 31, 2024. Sublease income from this agreement was not material for the three and nine months ended September 30, 2022.

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

During the three and nine months ended September 30, 2022, the Company recognized an impairment loss related to its operating lease right-of-use asset of $0 and $2,304, respectively, and related to property and equipment of $0 and $904, respectively, which was allocated within operating expenses in the unaudited condensed consolidated statements of operations, consistent with the allocation approach used for operating lease costs.

12. COMMITMENTS AND CONTINGENCIES

Purchase Obligations—Purchase obligations relate mainly to a third-party cloud infrastructure agreement and subscription arrangements as well as service agreements used to facilitate the Company’s operations. As of September 30, 2022, the Company had approximately $42,680 of future minimum payments under the Company’s noncancelable purchase obligations, which are expected to be paid through 2026.

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

13. 401(K) PLAN

The Company has a 401(k) savings plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer-matching contribution. The Company made matching contributions of $395 and $1,749 to the 401(k) Plan for the three and nine months ended September 30, 2022, respectively. No matching contributions were made during the 2021 periods presented.

14. RELATED-PARTY TRANSACTION

During the year ended December 31, 2017, the Company entered into a content sourcing agreement with a related party in the normal course of business and under standard terms. Content fees earned by the related party during the three months ended September 30, 2022 and 2021 were $1,280 and $1,665, respectively. Content fees earned by the related party during the nine months ended September 30, 2022 and 2021 were $4,456 and $5,056 respectively. Content fees earned by the related party were recorded within cost of revenue in the unaudited condensed consolidated statements of operations. As of September 30, 2022 and December 31, 2021, outstanding educator partner payables related to this content sourcing agreement were $1,280 and $1,502, respectively.

15. SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s Chief Executive Officer is its CODM. For the purposes of allocating resources and assessing performance, the CODM examines three segments, which are the Company’s three revenue sources: Consumer, Enterprise, and Degrees. This is also consistent with how the Company disaggregates revenue.

The following table presents financial information for each reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue	2022	2021	2022	2021
Consumer	$78,002	$66,482	$215,786	$180,432
Enterprise	48,044	31,840	130,794	84,518
Degrees	10,343	11,558	34,996	35,381
Total revenue	$136,389	$109,880	$381,576	$300,331

Segment gross profit
Consumer	$57,078	$45,499	$156,090	$115,891
Enterprise	33,993	21,414	93,059	57,011
Degrees	10,343	11,558	34,996	35,381
Total segment gross profit	$101,414	$78,471	$284,145	$208,283

Reconciliation of segment gross profit to gross profit
Platform and support costs	$8,962	$6,842	$27,125	$20,218
Stock-based compensation expense	683	527	2,072	1,537
Amortization of internal-use software	3,545	2,795	9,415	6,783
Amortization of intangible assets	656	589	1,929	1,563
Total reconciling items	13,846	10,753	40,541	30,101
Gross profit	$87,568	$67,718	$243,604	$178,182

Geographic Information:

Revenue: The following table summarizes the revenue by region based on the billing address of the Company’s customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$72,466	$55,451	$201,250	$152,741
Europe, Middle East, and Africa	33,004	28,863	94,593	81,504
Asia Pacific	18,290	15,424	50,591	39,365
Other	12,629	10,142	35,142	26,721
Total	$136,389	$109,880	$381,576	$300,331

No single country other than the United States represented 10% or more of the Company’s total revenue during the three and nine months ended September 30, 2022 and 2021.

Long-lived assets: The following table presents the Company’s long-lived assets, consisting of property, equipment, and software, net of depreciation and amortization, and operating lease right-of-use assets, by geographic region:

	September 30, 2022	December 31, 2021
United States	$37,649	$40,245
Rest of World	1,258	801
Total	$38,907	$41,046

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

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this report other than statements of historical fact, including statements identified by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions, are forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•
trends in the higher education market and the market for online education, including expectations for growth in those markets;
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
•
our ability to successfully develop, launch, maintain, and scale new programs, offerings, and features;
•
our ability to expand the content and credentialing programs available on our platform and our ability to develop new platform offerings and features;
•
our ability to manage or sustain our growth and to effectively expand our customer base and operations, including internationally;
•
our ability to acquire new partners and expand program offerings with existing partners;
•
our ability to acquire prospective learners and to affect or increase learner enrollment, sales, and retention;
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

As shifts in the digital economy are increasing the need for new skills, Coursera’s online learning offerings can meet this global demand and provide access to world-class education to learners, organizations, and institutions worldwide. We partner with over 275 leading global university and industry partners to create and distribute content that is modular, stackable, flexible, and affordable. As of September 30, 2022, approximately 113 million learners are registered on our platform to engage with a wide range of offerings from industry microcredentials, including entry-level Professional Certificates, to bachelor’s and master’s degree programs.

Coursera serves learners where they want to learn—in their homes, through their employers, through their colleges and universities, and through government-sponsored programs. We provide a range of stackable learning content and credentials, including Clips, Guided Projects, Specializations, courses, and certificates that can build towards a broader course of study such as a degree or postgraduate diploma. Our go-to-market strategy centers on efficiently attracting learners to our platform and connecting them to stackable content and degree programs tailored to them, after which our data-driven learner experience identifies potential Enterprise prospects, complemented by our direct sales team, which finds and engages with potential business, academic, government, and other institutional customers.

For the three months ended September 30, 2022 and 2021, we generated a net loss of $36.0 million and $32.5 million, respectively, which included stock-based compensation expense of $26.4 million and $23.4 million, respectively, and a net loss margin as a percentage of revenue of 26% and 30%, respectively.

For the nine months ended September 30, 2022 and 2021, we generated a net loss of $123.6 million and $97.5 million, respectively, which included stock-based compensation expense of $75.9 million and $67.9 million, respectively, and a net loss margin as a percentage of revenue of 32% for both of the periods presented.

Expense Reduction Initiative

We are undertaking a plan to reduce our overall expenses, focus our efforts, and prioritize investments in key initiatives that are expected to drive long-term, sustainable growth. In connection with this effort, on November 9, 2022, we enacted a plan to reduce our global workforce to better align our cost structure and personnel needs with our business objectives, growth opportunities, and operational priorities.

As a result of this reduction, we expect to recognize incremental expenses, primarily within operating expenses, of $10 million to $12 million in the fourth quarter of 2022, mainly related to personnel expenses, such as employee severance and benefits costs. Cash payments related to these expenses will be spread relatively evenly between the fourth quarter of 2022 and the first quarter of 2023. We also expect the reversal of stock-based compensation expense of $7 million to $9 million, the majority of which will be recognized in the first quarter of 2023, when the forfeiture of unvested restricted stock units (“RSUs”) and stock options is expected to occur. As a result of the foregoing, the net effect on operating expenses is estimated to be $1 million to $5 million.

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

Ability to source in-demand content from our educator partners—We believe that learners and enterprises are attracted to Coursera largely because of the high quality and wide selection of content provided by our educator partners, and that continuing to source in-demand content and credentials from our educator partners—from courses to degrees—will be an important factor in attracting learners and increasing our revenue over time.

We believe that our reach, scale, and reputation provide an attractive value proposition for leading organizations and institutions to partner with Coursera to develop and distribute content and credentials. To be the platform of choice for educator partners, we continue to invest in increasing the size and engagement of our learner base, developing a suite of academic integrity features (e.g., identity verification and anti-plagiarism detection), improving recommendation and personalization features, developing marketing capabilities that drive higher conversion into paid offerings, and improving the analytics tools available for learners, educators, organizations, and institutions.

Impact of mix shift over time—Our mix of business amongst our Consumer, Enterprise, and Degrees channels shifts from time to time, and these shifts will affect our financial performance. We incur content costs generally in the form of a fee paid to our university and industry partners, determined as a percentage of total revenue generated from their content. We incur no content costs for our Degrees offerings, since our university partners pay us a percentage of learner tuition.

Ability to convert free learners to paid learners—New learners to our platform typically begin to engage with our free courses, which serve as a funnel to grow our total learner base and drive referrals to our other offerings, including our paid offerings. Through both our on-platform and off-platform marketing efforts, we engage our free learners by highlighting key features that encourage conversion to our paid offerings, including paid subscriptions. These efforts include campaigns targeting existing learners, personalized recommendations, and performance marketing across leading social media platforms.

Ability to expand our international footprint—We see a significant opportunity to expand our offerings into other regions, particularly in regions with large, underserved adult learning populations. We have invested, and plan to continue to invest, in personnel and marketing efforts to support our international growth as part of our strategy to grow our customer and learner base.

Ability to retain and expand our Enterprise customer relationships—Our efforts to grow our Enterprise segment are focused primarily on business, academic, government, and other institutional customers. We believe a significant opportunity exists for us to expand our existing customers’ use of our platform by identifying new use cases to increase the size of deployments. Our business and results of operations will depend in part on our ability to retain and expand usage of our platform within our existing customer base.

Our measured investment in growth—We are actively managing our investments to support the future growth of our business using a measured approach. With indications of a global economic slowdown, we are focusing our investments in select markets, offerings, technologies, and solutions that we believe will provide the best opportunity to grow our revenue and improve our operating results in the long term.

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

Degrees revenue is generated from contracts with university partners for the delivery of online bachelor’s and master’s degrees or postgraduate diplomas awarded by the university. We earn a Degrees service fee that is determined as a percentage of the total tuition collected from Degrees students, net of refunds. University partners generally collect the tuition from Degrees students; however, in the case of some MasterTrack Certificate offerings, this obligation can be our responsibility. We have a stand-ready obligation to perform services continually throughout the period that the degree content is hosted on our platform. Service fees are paid by the university partner for each university term. As a result, revenue generated from each term is recognized ratably from the start of a term through the start of the following term.

There is no direct contractual revenue arrangement between Coursera and Degrees students, who contract directly with our university partners. University partners typically have additional performance obligations to the Degrees students in the form of designing the curriculum, setting admission criteria, real-time teaching, making admissions and financial aid decisions, independently awarding credits, certificates, or degrees, and academic or career counseling. For these reasons, the university partners control the delivery of degrees, postgraduate diplomas, and MasterTrack Certificates hosted on our platform. As a result, our Degrees revenue is comprised of the service fees we earn from our contracts with university partners.

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

Content costs only apply to Consumer and Enterprise offerings; there is no content cost attributable to our Degrees offering. Content costs payable to educator partners are lower as a percentage of revenue for our Enterprise offerings, due to a lower effective percentage, when compared with our Consumer segment. Content costs as a percentage of revenue for Enterprise and Consumer vary based on the content mix of each segment.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of our operating expenses and consist of salaries, stock-based compensation expense, payroll taxes, commissions, bonus, and benefits. Our operating expenses also include marketing and advertising expenses, consulting and services expenses, office expenses, depreciation and amortization, and allocated facilities costs.

Research and development. Our research and development expenses consist primarily of personnel and personnel-related costs, including stock-based compensation expense, and costs related to the ongoing management, maintenance, and expansion of content, features, and services offered on our platform. We believe that continued investment in our platform is important to our future growth and to maintain and attract partners and learners to our platform. As a result, we expect research and development expenses to increase in absolute dollars. In addition, we expect research and development expenses as a percentage of revenue to vary from period to period but generally decrease over the long term.

Sales and marketing. Our sales and marketing expenses consist primarily of personnel and personnel-related costs, including stock-based compensation expense, and costs related to learner and partner acquisition, support efforts, and brand marketing. Sales and marketing expenses also consist of hosting and bandwidth costs and support costs related to the provisioning of services to free learners. We expect sales and marketing expenses to increase in absolute dollars as our business grows. In addition, we expect sales and marketing expenses as a percentage of revenue to vary from period to period but generally decrease over the long term.

General and administrative. Our general and administrative expenses consist primarily of personnel and personnel-related costs, including stock-based compensation expense, and costs related to our legal, finance, and human resources departments, as well as certain indirect taxes, professional fees, and other corporate expenses.

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

Other Expense, Net

Other expense, net consists primarily of foreign exchange (losses) gains.

Income Tax Expense

Income tax expense consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. We have a full valuation allowance against our U.S. federal and state deferred tax assets as the realization of the full amount of these deferred tax assets is uncertain, including net operating loss carryforwards and tax credits related primarily to research and development. We expect to maintain this full valuation allowance until it becomes more likely than not that the deferred tax assets will be realized.

Results of Operations

The following table summarizes our results of operations for the periods presented. The results below are not necessarily indicative of results to be expected for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Revenue	$136,389	$109,880	$381,576	$300,331
Cost of revenue(1)	48,821	42,162	137,972	122,149
Gross profit	87,568	67,718	243,604	178,182
Operating expenses:
Research and development(1)	39,415	33,935	122,299	97,079
Sales and marketing(1)	58,504	45,268	165,757	121,743
General and administrative(1)	25,998	19,942	76,902	54,933
Total operating expenses	123,917	99,145	364,958	273,755
Loss from operations	(36,349)	(31,427)	(121,354)	(95,573)
Other income (expense):
Interest income	2,301	62	3,473	227
Other expense, net	(976)	(286)	(2,574)	(251)
Loss before income taxes	(35,024)	(31,651)	(120,455)	(95,597)
Income tax expense	1,014	800	3,185	1,880
Net loss	$(36,038)	$(32,451)	$(123,640)	$(97,477)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$683	$527	$2,072	$1,537
Research and development	11,675	11,259	34,037	31,650
Sales and marketing	7,630	6,846	21,952	19,504
General and administrative	6,382	4,776	17,792	15,176
Total stock-based compensation expense	$26,370	$23,408	$75,853	$67,867

The following table summarizes our results of operations as a percentage of revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Cost of revenue	36	38	36	41
Gross profit	64	62	64	59
Operating expenses:
Research and development	29	31	33	32
Sales and marketing	43	42	43	41
General and administrative	19	18	20	18
Total operating expenses	91	91	96	91
Loss from operations	(27)	(29)	(32)	(32)
Other income (expense):
Interest income	2	—	1	—
Other expense, net	(1)	—	(1)	—
Loss before income taxes	(26)	(29)	(32)	(32)
Income tax expense	—	1	—	—
Net loss	(26)%	(30)%	(32)%	(32)%

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Revenue:
Consumer	$78,002	$66,482	$11,520	17%	$215,786	$180,432	$35,354	20%
Enterprise	48,044	31,840	16,204	51%	130,794	84,518	46,276	55%
Degrees	10,343	11,558	(1,215)	(11)%	34,996	35,381	(385)	(1)%
Total revenue	$136,389	$109,880	$26,509	24%	$381,576	$300,331	$81,245	27%

Revenue for the three months ended September 30, 2022 was $136.4 million compared to $109.9 million for the three months ended September 30, 2021. Revenue increased by $26.5 million, or 24%, compared to the three months ended September 30, 2021. The increase was primarily driven by a 23% increase in registered learners, which resulted in more paid learners, and by the addition of 375 Paid Enterprise Customers, partially offset by lower revenue per student in our Degrees segment.

Our future revenue growth is expected to slow compared to recent results due to macroeconomic headwinds, particularly in Europe. In our Degrees business, we experienced a slowdown in new student growth during the three months ended September 30, 2022, which is consistent with National Clearinghouse Data regarding graduate enrollments in the U.S. and, we believe, likely influenced by tight U.S. labor markets that could persist in future periods. Global and regional, macroeconomic, and geopolitical conditions have impacted overall student engagement and may continue to have a lingering impact on total student enrollments.

For the three months ended September 30, 2022, total Consumer revenue increased by $11.5 million, or 17%, compared to the three months ended September 30, 2021. New learners that registered after September 30, 2021 contributed $36.3 million to total Consumer revenue of $78.0 million for the three months ended September 30, 2022. The remaining Consumer revenue in the three months ended September 30, 2022 of $41.7 million is attributable to learners that were registered on our platform as of September 30, 2021, thus retaining 63% of the revenue from those registered learners.

For the three months ended September 30, 2022, total Enterprise revenue increased by $16.2 million, or 51%, compared to the three months ended September 30, 2021. Approximately $10.4 million of the increase in revenue was attributable to new customers, and the remaining increase of $5.8 million was attributable to growth from existing customers.

For the three months ended September 30, 2022, total Degrees revenue decreased by $1.2 million, or 11%, compared to the three months ended September 30, 2021. The $1.2 million decrease in revenue was primarily attributable to a decrease of $2.4 million due to lower revenue per student, partially offset by $1.2 million in revenue from an increase in the number of Degrees students.

Revenue for the nine months ended September 30, 2022 was $381.6 million compared to $300.3 million for the nine months ended September 30, 2021. Revenue increased by $81.2 million, or 27%, compared to the nine months ended September 30, 2021. The increase was primarily driven by a 23% increase in registered learners, which resulted in more paid learners, and by the addition of 375 Paid Enterprise Customers, partially offset by lower revenue per student in our Degrees segment.

For the nine months ended September 30, 2022, total Consumer revenue increased by $35.4 million, or 20%, compared to the nine months ended September 30, 2021. New learners that registered after September 30, 2021 contributed $82.0 million to total Consumer revenue of $215.8 million for the nine months ended September 30, 2021. The remaining Consumer revenue in the nine months ended September 30, 2022 of $133.8 million is attributable to learners that were registered on our platform as of September 30, 2021, thus retaining 74% of the revenue from those registered learners.

For the nine months ended September 30, 2022, total Enterprise revenue increased by $46.3 million, or 55%, compared to the nine months ended September 30, 2021. Approximately $22.1 million of the increase in revenue was attributable to new customers, and the remaining increase of $24.2 million was attributable to growth from existing customers.

For the nine months ended September 30, 2022, total Degrees revenue decreased by $0.4 million, or 1%, compared to the nine months ended September 30, 2021. The $0.4 million decrease in revenue was primarily attributable to a decrease of $6.4 million due to lower revenue per student, partially offset by $6.0 million in revenue from an increase in the number of Degrees students.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Cost of revenue	$48,821	$42,162	$6,659	16%	$137,972	$122,149	$15,823	13%
Gross profit	$87,568	$67,718	$19,850	29%	$243,604	$178,182	$65,422	37%
Gross margin	64%	62%			64%	59%

Cost of revenue for the three months ended September 30, 2022 was $48.8 million compared to $42.2 million for the three months ended September 30, 2021. The increase in revenue, partially offset by a lower blended content cost rate, resulted in a net increase of $3.6 million in costs related to partner fees. Paid learner usage on our platform increased resulting in a $1.9 million cost increase for other expenses including hosting, credit card fees and support services. Other costs, including amortization and translations, increased by $1.2 million.

Content costs for the Consumer and Enterprise segments were $20.9 million and $14.1 million, respectively, for the three months ended September 30, 2022 compared to $21.0 million and $10.4 million, respectively, for the three months ended September 30, 2021. Content costs as a percentage of revenue for the Consumer and Enterprise segments were 27% and 29% for the three months ended September 30, 2022, respectively, compared to 32% and 33% for the three months ended September 30, 2021, respectively.

Gross margin was 64% for the three months ended September 30, 2022, compared to 62% for the three months ended September 30, 2021. The increase in gross margin was driven by a lower revenue content cost rate in both our Consumer and Enterprise segments.

Cost of revenue for the nine months ended September 30, 2022 was $138.0 million compared to $122.1 million for the nine months ended September 30, 2021. Paid learner usage on our platform increased, resulting in a $5.5 million cost increase for hosting fees, support services, and credit card processing fees. The increase in revenue combined with improved content costs as a percentage of revenue resulted in a net increase of $5.4 million in costs related to partner fees. Amortization expense, primarily from internal-use software, increased $3.0 million. Also, partner content translation costs increased $2.0 million.

Content costs for the Consumer and Enterprise segments were $59.7 million and $37.7 million, respectively, for the nine months ended September 30, 2022 compared to $64.5 million and $27.5 million, respectively, for the nine months ended September 30, 2021. Content costs as a percentage of revenue for the Consumer and Enterprise segments were 28% and 29% for the nine months ended September 30, 2022, respectively, compared to 36% and 33% for the nine months ended September 30, 2021, respectively.

Gross margin was 64% for the nine months ended September 30, 2022, compared to 59% for the nine months ended September 30, 2021. The increase in gross margin was driven by a lower revenue content cost rate in both our Consumer and Enterprise segments.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$39,415	$33,935	$5,480	16%	$122,299	$97,079	$25,220	26%
Sales and marketing	58,504	45,268	13,236	29%	165,757	121,743	44,014	36%
General and administrative	25,998	19,942	6,056	30%	76,902	54,933	21,969	40%
Total operating expenses	$123,917	$99,145	$24,772	25%	$364,958	$273,755	$91,203	33%

Total operating expenses for the three and nine months ended September 30, 2022 were $123.9 million and $365.0 million, respectively, compared to $99.1 million and $273.8 million for the three and nine months ended September 30, 2021, respectively.

Research and development expenses for the three months ended September 30, 2022 were $39.4 million compared to $33.9 million for the three months ended September 30, 2021. The increase was primarily due to higher personnel-related expenses of $3.8 million driven by additional headcount as well as an increase in content creation fees of $1.4 million.

Research and development expenses for the nine months ended September 30, 2022 were $122.3 million compared to $97.1 million for the nine months ended September 30, 2021. The increase was primarily due to headcount growth contributing to higher personnel-related expenses of $13.9 million, higher stock-based compensation expense of $2.4 million, and higher recruitment fees of $1.2 million. In addition, content creation fees increased $5.7 million and a one-time impairment charge of $1.5 million was recognized due to a partial sublease of our office space.

Sales and marketing expenses for the three months ended September 30, 2022 were $58.5 million compared to $45.3 million for the three months ended September 30, 2021. The increase was primarily due to higher personnel-related expenses of $6.8 million driven by headcount growth. In addition, marketing and advertising expenses increased $4.5 million.

Sales and marketing expenses for the nine months ended September 30, 2022 were $165.8 million compared to $121.7 million for the nine months ended September 30, 2021. The increase was primarily due to higher personnel-related expenses of $21.2 million driven by headcount growth and stock-based compensation expense of $2.4 million, as well as marketing and advertising expenses of $15.5 million. In addition, travel-related costs increased $2.3 million, software related expenses increased $1.5 million, and we recognized a one-time impairment charge of $1.2 million resulting from a partial sublease of our office space.

General and administrative expenses for the three months ended September 30, 2022 were $26.0 million compared to $19.9 million for the three months ended September 30, 2021. The increase was primarily due to higher personnel-related expenses of $4.2 million driven by headcount growth. During the three months ended September 30, 2022, we recognized a non-recurring impairment charge of $1.0 million relating to deferred partner fees associated with content from Russian educator partners that we do not expect to recover.

General and administrative expenses for the nine months ended September 30, 2022 were $76.9 million compared to $54.9 million for the nine months ended September 30, 2021. The increase was primarily due to headcount growth contributing to higher personnel-related expenses of $12.4 million, higher stock-based compensation expense of $2.6 million, and higher recruitment fees of $1.0 million. During the nine months ended September 30, 2022, we recognized non-recurring impairment charges of $3.5 million relating to deferred partner fees associated with content from Russian educator partners that we do not expect to recover and to a partial sublease of our office space. In addition, we had increases of $2.3 million in indirect taxes and $1.2 million each in software-related expenses and consulting fees.

Other Income (Expense)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Interest income	$2,301	$62	$2,239	3,611%	$3,473	$227	$3,246	1,430%
Other expense, net	(976)	(286)	(690)	241%	(2,574)	(251)	(2,323)	925%
Total other income (expense), net	$1,325	$(224)	$1,549	nm	$899	$(24)	$923	nm

Total other income (expense), net for the three and nine months ended September 30, 2022 primarily reflected interest income earned on cash, cash equivalents, and marketable securities offset by unrealized net foreign exchange losses. Interest income was higher during the three and nine months ended September 30, 2022 compared to the 2021 periods due to a rise in interest rates and our average rate of return on investments in U.S. Treasury securities. Other expense, net was higher during the three and nine months ended September 30, 2022 compared to the 2021 periods due to unfavorable foreign exchange rates resulting from the strengthening of the U.S. dollar to other currencies. Our operating expenses are typically denominated in the local currencies of the countries in which our operations are located and are subject to fluctuations due to changes in foreign currency exchange rates. We also hold cash and cash equivalents in foreign currencies, primarily in our foreign entities to support their ongoing operations.

Income Tax Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Income tax expense	$1,014	$800	$214	27%	$3,185	$1,880	$1,305	69%

Income tax expense for the three and nine months ended September 30, 2022 and 2021 was primarily related to our foreign operations.

Liquidity and Capital Resources

Overview

Since our inception, we have financed our operations primarily through proceeds from our redeemable convertible preferred stock issuances, as well as from cash generated from our business operations. In April 2021, we received cash proceeds of $525.3 million from our initial public offering (“IPO”), net of underwriting discounts and commissions, but before deducting other offering expenses. As of September 30, 2022, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $785.8 million. Our investments consist of U.S. Treasury securities.

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

Contractual Obligations and Commitments

Except as discussed in Note 11, Leases, and Note 12, Commitments and Contingencies, in the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the three and nine months ended September 30, 2022 from the commitments and contractual obligations in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 3, 2022.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by operating activities	$(32,609)	$941
Net cash (used in) provided by investing activities	(135,402)	178,272
Net cash provided by financing activities	12,149	541,983
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(155,862)	$721,196

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

For the nine months ended September 30, 2022, net cash used in operating activities was $32.6 million, primarily consisting of our net loss of $123.6 million, adjusted for non-cash charges of $97.6 million and net cash outflows of $6.6 million used in changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $21.1 million increase in accounts receivables due to timing of invoicing for Enterprise and Degrees customers, a $19.5 million increase in prepaid expenses and other assets due to timing of deferred partner fees and an increase in deferred commissions and prepayments to vendors, resulting from business growth, offset by a $21.3 million increase in deferred revenue, resulting primarily from our Enterprise business growth, and a $18.2 million increase in accounts payable and accrued expenses due to timing of payments.

For the nine months ended September 30, 2021, net cash provided by operating activities was $1.0 million, primarily consisting of our net loss of $97.5 million, adjusted for non-cash charges of $79.0 million and net cash inflows of $19.4 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $14.1 million increase in deferred revenue, resulting primarily from our business growth from Enterprise, a $7.3 million increase in accrued compensation and other liabilities mainly due to ESPP contributions from employees, and a $4.5 million decrease in accounts receivable due to timing of billings, partially offset by a $5.7 million increase in prepaid expenses and other assets primarily due to deferred partner fees and increase in deferred commissions.

Cash used in operating activities increased by $33.6 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to increased spending to support business growth, and timing of invoicing and cash collections.

Investing Activities

For the nine months ended September 30, 2022, net cash used in investing activities was $135.4 million, primarily as a result of purchases of marketable securities, capitalized internal-use software costs, capital expenditures of property, equipment and software, and purchases of content assets, partially offset by proceeds from maturities of marketable securities.

For the nine months ended September 30, 2021, net cash provided by investing activities was $178.3 million, primarily as a result of proceeds from maturities of marketable securities, partially offset by capitalized internal-use software costs, capital expenditures of property, equipment and software, and purchases of content assets.

Financing Activities

For the nine months ended September 30, 2022, net cash provided by financing activities was $12.1 million, primarily as a result of proceeds from issuance of common stock from employee stock option exercises and proceeds from the employee stock purchase plan, offset by employee payroll taxes paid for vesting of restricted stock units and payment of deferred offering costs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions, except percentages)
New Registered Learners	6.2	5.5	16.4	15.9
Total Registered Learners	113.0	92.1	113.0	92.1
Total Registered Learners year-over-year ("YoY") growth	23%		23%

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

	Three Months Ended September 30,
	2022	2021
Number of Degrees Students	17,723	16,068
YoY growth	10%

Paid Enterprise Customers

We count the total number of Paid Enterprise Customers that are active on our platform at the end of each period. For purposes of determining our customer count, we treat each customer account that has a corresponding contract as a unique customer, and a single organization with multiple divisions, segments, or subsidiaries may be counted as multiple customers. We define a “Paid Enterprise Customer” as a customer who purchases Coursera via our direct sales force. For purposes of determining our Paid Enterprise Customer count, we exclude our Enterprise customers who do not purchase Coursera via our direct sales force, which include organizations engaging on our platform through our Coursera for Teams offering or through our channel partners. For the nine months ended September 30, 2022, approximately 87% of our total Enterprise segment revenue was generated from our Paid Enterprise Customers. We believe that the number of Paid Enterprise Customers and our ability to increase this number is an important indicator of the growth of our Enterprise business and future Enterprise segment revenue trends.

	September 30,
	2022	2021
Paid Enterprise Customers	1,086	711
YoY growth	53%

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

We calculate annual recurring revenue (“ARR”) by annualizing each customer’s monthly recurring revenue (“MRR”) for the most recent month at period end. We calculate “Net Retention Rate” as of a period end by starting with the ARR from all Paid Enterprise Customers as of the 12 months prior to such period end, or Prior Period ARR. We then calculate the ARR from these same Paid Enterprise Customers as of the current period end, or Current Period ARR. Current Period ARR includes expansion within Paid Enterprise Customers and is net of contraction or attrition over the trailing 12 months but excludes revenue from new Paid Enterprise Customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at our Net Retention Rate for Paid Enterprise Customers. Our Net Retention Rate for Paid Enterprise Customers decreased to 111% as of September 30, 2022 from 113% as of September 30, 2021. Our Net Retention Rate for Paid Enterprise Customers is expected to fluctuate in future periods due to a number of factors, including the growth of our revenue base, the penetration within our Paid Enterprise Customer base, expansion of products and features, and our ability to retain our Paid Enterprise Customers.

Segment Revenue

Our revenue is generated from three sources: Consumer, Enterprise, and Degrees, each of which is an individual segment of our business.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Consumer revenue	$78,002	$66,482	$215,786	$180,432
YoY growth	17%		20%
Enterprise revenue	$48,044	$31,840	$130,794	$84,518
YoY growth	51%		55%
Degrees revenue	$10,343	$11,558	$34,996	$35,381
YoY growth	(11)%		(1)%
Total revenue	$136,389	$109,880	$381,576	$300,331
YoY growth	24%		27%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Consumer gross profit	$57,078	$45,499	$156,090	$115,891
Consumer segment gross margin %	73%	68%	72%	64%
Enterprise gross profit	$33,993	$21,414	$93,059	$57,011
Enterprise segment gross margin %	71%	67%	71%	67%
Degrees gross profit	$10,343	$11,558	$34,996	$35,381
Degrees segment gross margin %	100%	100%	100%	100%

Consumer segment gross margin increased to 73% in the three months ended September 30, 2022 from 68% in the three months ended September 30, 2021 due to a greater proportion of Consumer revenue generated from subscription sales with no associated content cost. Enterprise segment gross margin increased to 71% from 67% when comparing the same periods due to a higher proportion of Enterprise revenue generated from subscription licenses where learners enrolled in content with no associated content cost.

Consumer segment gross margin increased to 72% in the nine months ended September 30, 2022 from 64% in the nine months ended September 30, 2021 due to a greater proportion of Consumer revenue generated from subscription sales with no associated content cost. Enterprise segment gross margin increased to 71% from 67% when comparing the same periods due to a higher proportion of Enterprise revenue generated from subscription licenses where learners enrolled in content with no associated content cost.

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

The following tables provide a reconciliation of GAAP gross profit and GAAP net loss, the most directly comparable GAAP financial measure, to non-GAAP gross profit and non-GAAP net loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gross profit	$87,568	$67,718	$243,604	$178,182
Stock-based compensation expense	683	527	2,072	1,537
Payroll tax expense related to stock-based activities	3	37	16	53
Non-GAAP gross profit	$88,254	$68,282	$245,692	$179,772

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(36,038)	$(32,451)	$(123,640)	$(97,477)
Stock-based compensation expense	26,370	23,408	75,853	67,867
Payroll tax expense related to stock-based activities	158	1,029	891	1,313
Non-GAAP net loss	$(9,510)	$(8,014)	$(46,896)	$(28,297)

Adjusted EBITDA and Adjusted EBITDA Margin

“Adjusted EBITDA” and “Adjusted EBITDA Margin”, which are non-GAAP financial measures, are key measures used by our management to help us analyze our financial results, establish budget and operational goals for managing our business, evaluate our performance, and make strategic decisions.

We define Adjusted EBITDA as our net loss excluding: (1) depreciation and amortization; (2) interest income, net; (3) other expense, net; (4) stock-based compensation expense; (5) income tax expense; and (6) payroll tax expense related to stock-based activities. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue.

The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA (in thousands, except percentages).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(36,038)	$(32,451)	$(123,640)	$(97,477)
Depreciation and amortization	4,886	4,137	13,507	10,508
Interest income, net	(2,301)	(62)	(3,473)	(227)
Other expense, net	976	286	2,574	251
Stock-based compensation expense	26,370	23,408	75,853	67,867
Income tax expense	1,014	800	3,185	1,880
Payroll tax expense related to stock-based activities	158	1,029	891	1,313
Adjusted EBITDA	$(4,935)	$(2,853)	$(31,103)	$(15,885)
Net loss margin	(26)%	(30)%	(32)%	(32)%
Adjusted EBITDA Margin	(4)%	(3)%	(8)%	(5)%

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

The following table provides a reconciliation of net cash (used in) provided by operating activities, the most directly comparable GAAP financial measure, to Free Cash Flow (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by operating activities	$(32,609)	$941
Less: purchases of property, equipment, and software	(1,386)	(1,228)
Less: capitalized internal-use software costs	(10,082)	(9,712)
Free Cash Flow	$(44,077)	$(9,999)
Net cash (used in) provided by investing activities	$(135,402)	$178,272
Net cash provided by financing activities	$12,149	$541,983

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

Interest Rate Sensitivity

As of September 30, 2022, of our cash, cash equivalents, and marketable securities, $361.0 million of marketable securities, which consist of U.S. Treasury securities, are subject to interest rate sensitivity. Our cash, cash equivalents, and marketable securities are held for working capital purposes. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in $1.1 million decrease or increase, respectively, in the market value of our marketable securities as of September 30, 2022. A hypothetical 100 basis point increase or decrease in interest rates would not have a material impact on our interest income for the three months ended September 30, 2022.

Foreign Currency Risk

Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. With limited exceptions, all of our sales are denominated in U.S. dollars; therefore, our revenue is not currently subject to significant foreign currency risk. Our operating expenses are typically denominated in the local currencies of the countries in which our operations are located and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Pound Sterling, Canadian Dollar, and Indian Rupee. We also hold cash and cash equivalents in foreign currencies, primarily in our foreign entities to support their ongoing operations. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statement of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A 10% increase or decrease in current exchange rates would have resulted in an impact of $2.3 million on our quarterly unaudited condensed consolidated statement of operations for the three months ended September 30, 2022.

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
•
Our historical growth, which may not be indicative of our current or future growth, and our decline in revenue growth rate compared to prior periods;
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
•
The nascency of online learning solutions and the market adoption of, which may not grow as we expect;
•
Our ability to maintain and expand our partnerships with our university and industry partners;
•
Our ability to attract and retain learners;
•
Our ability to increase sales of our Enterprise offerings;
•
Our ability to compete effectively;
•
Our ability to successfully develop, launch, maintain, and scale new programs, offerings, and features;
•
Any disclosure of sensitive information about our partners, their employees, or our learners, whether due to cyberattack or otherwise;
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
•
Any changes to the validation or applicability of the United States (“U.S.”) Department of Education (“DOE”) “dear colleague letter,” on which our business model relies;
•
Any disruption or failure of our platform or operations; and
•
Our status as a public benefit corporation (“PBC”), which may negatively impact our financial performance.

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
•
trends and factors impacting the demand for, and acceptance of, online learning and credentialing programs and the prices consumers and businesses are willing to pay for such programs;
•
changes in, or trends affecting, the mix of partners, including educational institutions, offering open online courses only and those offering certification, degree, or other credentialing programs;
•
changes in the rate, volume, and demand for new content and credentialing programs created and offered by our partners on our platform;
•
our ability to successfully develop, launch, maintain, and scale new programs, offerings, and features;
•
changes in the terms of our existing partnership agreements;
•
the timing and terms of any new partnership agreements;
•
the timing and amount of our sales and marketing expenses;
•
costs necessary to improve and maintain our platform;
•
changes in our key metrics or the methods used to calculate our key metrics;
•
revenue mix shifts between our segments and seasonality, including seasonal engagement patterns of learners and Enterprise customers, which may vary from quarter to quarter or year to year, and seasonal operating practices or engagement patterns of partners resulting from academic calendars or fiscal years that may differ from our own;
•
changes in laws, regulations, or accounting principles that impact our business; and
•
general political, economic, or market conditions and events affecting any of the above, including the impact of supply chain disruptions, inflation, currency fluctuations, the COVID-19 pandemic, the outcome of political elections, and geopolitical tensions or hostilities, such as the military conflict in Ukraine.

These and other factors may cause our revenue and operating results to fall below our expectations or the expectations of market analysts and investors in future periods, which could cause the market price of our common stock to decline substantially. Any decline in the market price of our common stock would cause the value of your investment to decline.

Our historical growth may not be indicative of our future growth, and we expect our revenue growth rate to decline compared to prior years.

We experienced volatile revenue growth in recent periods with revenue of $136.4 million and $109.9 million in the three months ended September 30, 2022 and 2021, respectively. You should not rely on our revenue for any previous quarterly period as any indication of our revenue or revenue growth in future periods. As we grow our business, we expect our revenue growth rates to decline compared to prior years for a number of reasons, which may include more challenging comparisons to prior periods as our revenue grows, slowing demand for our platform or offerings, increasing competition, increasing regulation, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities. In addition, our growth rates are likely to experience increased volatility, and may decline, as the world recovers from the COVID-19 pandemic and societal and economic circumstances shift.

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

We incurred net losses of $36.0 million and $32.5 million in the three months ended September 30, 2022 and 2021, respectively, and we had an accumulated deficit of $612.4 million as of September 30, 2022. We expect to incur significant losses in the future. Even if we achieve profitability, we may not be able to maintain or increase our level of profitability.

Certain expenditures including expanding our course offerings and the robustness of our platform, expanding our learner base and our sales and marketing efforts, and improving and scaling our technology will make it more difficult for us to achieve and maintain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. If we are forced to or elect to reduce our expenses, including through cost control measures or a reduction in headcount, it could negatively impact our growth and growth strategy. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly, and you could lose some or all of your investment.

Market adoption of online learning solutions is relatively new and may not grow as we expect, which may harm our business and results of operations.

Our future success will depend in part on the growth, if any, in the demand for online learning solutions. While the COVID-19 pandemic caused an acceleration of the market for online learning solutions, it is still less mature than the market for in-person learning and training, which many businesses currently utilize, and these businesses may be slow or unwilling to migrate from these legacy approaches. As COVID-19 vaccines and treatment options have become more widely available, educational institutions have re-opened their campuses and businesses have reversed or materially limited remote work policies, demand for online learning solutions may slow. As such, it is difficult to predict learner or partner demand for our platform, learner or partner adoption and renewal, the rate at which existing learners and partners expand their engagement with our platform, the size and growth rate of the market for our platform, the entry of competitive offerings into the market, or the success of existing competitive offerings. Furthermore, even if educators and enterprises want to adopt an online learning solution, it may take them a substantial amount of time and resources to fully transition to this type of learning solution or they could be delayed due to budget constraints, weakening economic conditions, or other factors. Even if market demand for online learning solutions generally increases, we cannot assure you that adoption of our platform will also increase. If the market for online learning solutions does not grow as we expect or our platform does not achieve widespread adoption, it could result in reduced customer spending, learner and partner attrition, and decreased revenue, any of which would adversely affect our business and results of operations.

The COVID-19 pandemic has impacted, and may continue to impact, our business, key metrics, and results of operations in volatile and unpredictable ways.

The uncertainty around the COVID-19 pandemic in the U.S. and worldwide will likely continue to adversely impact the national and global economy. The full extent of the impact of the COVID-19 pandemic on our business, key metrics, and results of operations in the U.S. and worldwide depends on future developments that are uncertain and unpredictable, including the duration and severity, of the pandemic, the impact of new strains or variants of the virus, the effectiveness and availability of vaccines and boosters, future and ongoing actions that may or may not be taken by governmental authorities, the impact on the businesses of our customers and partners, the impact on capital and financial markets, and any new information that may emerge concerning the virus or vaccines or other efforts to control the virus.

As a result of the COVID-19 pandemic, we transitioned to a primarily remote work environment, and we expect to continue to operate on a significantly remote and geographically (including internationally) dispersed basis for the foreseeable future, including for our executive officers. This remote and dispersed work environment could have a negative impact on the execution of our business plans and operations and create productivity, connectivity, and oversight challenges. For example, if a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult for us to continue our business for a period of time. Further, as the COVID-19 pandemic continues, we may experience disruptions if our employees or our partners’ or third-party service providers’ employees become ill and are unable to perform their duties, and our operations, internet, or mobile networks, or the operations of one or more of our third-party service providers, is impacted. The increase in remote working may also result in consumer privacy, IT security, and fraud vulnerabilities, which, if exploited, could result in significant recovery costs and harm to our reputation. Operating in a fully or predominantly remote work environment and providing and maintaining the operational infrastructure necessary to support a remote work environment also present significant challenges to maintaining our corporate culture, including employee engagement and productivity, both during the immediate pandemic crisis and beyond.

We have also seen significant and rapid shifts in the traditional models of education and training as this pandemic has evolved. Although we believe our business has also been positively impacted to some extent by several trends related to the height of the COVID-19 pandemic, including the increased need or willingness of businesses, governments, and educational institutions to adopt remote, online, and asynchronous learning and training, we cannot predict whether these trends will continue when the pandemic subsides, restrictions continue to ease, and the risk and barriers associated with in-person learning and training continue to decrease. Any of the above could in turn negatively impact our business and operating results.

Even after the COVID-19 pandemic has fully subsided, we may experience an adverse impact to our business and the value of our common stock as a result of its global economic impact, including inflation and any recession that has occurred or may occur in the future. Further, to the extent the COVID-19 pandemic adversely affects our business, results of operations, financial condition, and cash flows, it may also heighten many of the other risks described in this “Risk Factor” section.

We may change the contract terms, including our pricing models, for the course content and credentialing programs offered on our platform, which in turn could impact our operating results.

We have limited experience with respect to determining the optimal prices and contract length for the course content and certification, degree, and other credentialing programs offered on our platform, and as a result, we have in the past, and expect that we may in the future, change our pricing models or target contract length from time to time, which could impact our operating and financial results. For example, in February 2020, we launched Coursera Plus, an annual subscription plan with unlimited access to a variety of our courses, Specializations, and professional certificates, at a fixed annual cost, and in the second quarter of 2020, we augmented our Coursera Plus pricing model to include a monthly subscription option. We may need to continue to adjust our pricing models and conduct pricing experiments as we gain experience with our offerings. For instance, we are currently testing pricing localization to account for market segmentation and conducting other pricing experiments. As the market for our learning platform grows (if ever), as new competitors introduce competitive applications or services, or as we enter into new international markets, we may be unable to attract new customers at the same price or based on the same pricing models we have historically used, or for contract lengths consistent with our historical averages. In addition, as we develop and roll out new offerings, or expand existing offerings, we will need to develop pricing and contract models for these offerings that appeal to customers and learners over time, and we may not be successful in doing so. Pricing and contract length decisions may also impact the mix of adoption and retention among our offerings and negatively impact our overall revenue. For example, we recently tested a prepaid pass, which did not generate sufficiently higher enrollment to offset lower retention and negatively impacted revenue from our Consumer segment for the second quarter of 2022. Competition may require us to make substantial price concessions, accept shorter contract durations, or other unfavorable contract terms. Our revenue and financial position may be adversely affected by any of the foregoing, and we may have increased difficulty achieving profitability.

If we fail to maintain and expand our partnerships with university and industry partners, our ability to grow our business and revenue will suffer.

The success of our business depends in large part on the continued and increased development and volume of compelling course content and credentialing programs by our university and industry partners, which we refer to collectively as our educator partners, as well as maintaining existing course content and credentialing programs. We may face several challenges in maintaining, establishing, and expanding these relationships. For instance, our university and industry partners who use our platform are required to invest significant time and resources to adjust the manner in which they develop course content and degree programs for an online learning environment. The delivery of degree programs online at educational institutions has not yet achieved widespread acceptance, and administrators and faculty members may have concerns regarding the perceived loss of control over the educational process that might result from offering courses and degrees online and the effectiveness of asynchronous learning, as well as concerns regarding the ability to provide high-quality education online that maintains the standards they set for their on-campus programs. There can be no assurance that online programs, such as those offered on our platform, will ever achieve significant market acceptance, and universities and organizations may therefore decline to engage with our platform. Further, if we were to lose a significant number of university and industry partners, including those who provide a significant portion of the content and credentialing programs available on our platform, or are no longer able to offer certain content or credentialing programs on our platform, particularly those in high demand, our reputation, growth, and revenue would be materially and adversely impacted. For the nine months ended September 30, 2022, we generated approximately 29% of our total revenue from the content and credentialing programs of five partners. Total revenue includes both revenue directly attributable to a particular partner and revenue that we do not consider directly attributable, such as revenue from site-wide subscriptions or our Coursera for Teams offering. The loss of or reduction in content and credentialing programs from such partners could negatively affect our ability to sustain or generate revenues or reach future profitability, and would materially and adversely affect our business, financial condition, or results of operation if we are unable to timely secure comparable content at a favorable cost from other partners.

If we change the contract terms with our educator partners, including with respect to pricing or contract length, it could materially and adversely affect our business, financial condition, and results of operations.

We work with our educator partners to deliver a broad portfolio of content and credentials on our platform. For our Consumer and Enterprise offerings, we incur content costs in the form of fees paid to educator partners. In addition, our Degrees revenue is based on a percentage of the total tuition collected from Degrees students by the university partner. As a result, our revenue, gross profit, and operating results generally could be significantly and negatively impacted if the university partner raises or lowers tuition, if a partner increases content costs, or if we renegotiate or change the terms of our agreements with our partners. For example, if a significant number of university partners, or university partners whose courses or credentialing programs account for a significant volume of learner enrollment on our platform, were to seek to renegotiate the content fees payable by us or the percentage of tuition payable to us, it could have a material impact on our business, financial condition, and operating results. We have experienced opposition to our content fee terms, and we anticipate similar challenges in the future. Further, we may change the terms of these agreements, including the pricing terms or contract length, due to competitive, regulatory, or other reasons. Any significant change in our pricing, content costs, or other contract terms with these partners could materially and adversely affect our business, financial condition, and results of operations.

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
•
Lack of interest in the offerings, features, services, certifications, degrees, or other credentials offered on our platform. We may encounter difficulties attracting learners to use our offerings, features, and services, or enroll in certification, degree, or other credentialing programs, that are not in demand due to shifting employer or societal preferences and priorities or that are in emerging or unproven fields.
•
Learner dissatisfaction. Learner dissatisfaction with the quality of the offerings, features, services, course content and presentation, or the course presenters, changing views of the value of our partners’ programs and certification, degree, or other credentialing programs offered, and perceptions of employment prospects following completion of a program on our platform may negatively impact learner retention. In addition, learner dissatisfaction that is shared via word of mouth or online platforms may also negatively affect the perceptions of potential new learners and negatively impact our learner acquisition efforts.
•
Ineffective marketing efforts. Our marketing efforts make use of search engine optimization, publication of articles related to higher education, career paths, our platform and offerings, paid search, and custom website development and deployment, and we rely on advertising through a limited number of third-party advertising platforms such as Google, Meta Platforms, and LinkedIn, to direct traffic to, and recruit new learners for, our offerings. Changes in the way these platforms operate - whether due to changes in law, changes in the practices of mobile operating system providers, or otherwise, or changes in their advertising prices, data use practices, or other terms have impacted the cost and efficiency of our learner acquisition efforts in the past and could in the future make marketing our offerings more expensive, less effective, or more difficult. In addition, the elimination of a particular medium or platform on which we advertise, could limit our ability to direct traffic to our offerings and recruit new learners on a cost-effective basis, any of which could have a material adverse effect on our business, results of operations, and financial condition.
•
Changes in search engine methodologies. We depend in part on various search engines to direct a significant amount of traffic to our website. Our ability to influence the number of learners directed to our website is not entirely within our control. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Our competitors’ search engine optimization efforts may result in their websites receiving a higher search result page ranking than ours, or search engines could revise their methodologies to refine their search results, which could adversely affect the placement of our search result page ranking, both of which could reduce the number of learners who visit these websites. We may not be able to replace this traffic, and any attempt to do so may require us to increase our sales and marketing expenditures, which may not be offset by additional revenue and could adversely affect our operating results.
•
Lack of financial resources for learners. Any developments that reduce the availability of financial aid for higher education generally or that reduce the disposable income available to potential learners (including macro-economic developments such as inflation, currency fluctuation, continued or worsening recession, unemployment, or the COVID-19 pandemic) could impair learners’ abilities to meet their financial obligations, which in turn could result in reduced enrollment and harm our ability to generate revenue.
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

If our learners do not expand beyond our freemium offerings and free trials available on our platform, our ability to improve our financial condition and results of operations may be adversely affected.

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

We intend to launch new offerings and services to learners to grow our business. If our efforts are not successful, our business, results of operations, and financial condition could be adversely affected.

Our ability to attract and retain learners and increase their engagement with our platform depends on our ability to connect them with appropriate offerings and services. Part of our strategy is to offer learners new offerings and services in an increasingly relevant and personalized way. We may develop such offerings and services independently, by acquisition, or in conjunction with third parties, but there is no guarantee these approaches will be successful. The markets for new offerings and services may be unproven, and these offerings may include technologies and business models with which we have little or no prior experience or may significantly change our existing offerings and services. If we are not able to create an experience that allows learners to easily and effectively identify the offerings and services, including certifications, degrees, or other credentials, that meet their needs, we may not grow our learner base or generate sufficient revenues, operating margin, or other value to justify our investments, and our business could be adversely affected.

If we pursue unsuccessful partner opportunities, we may forego more profitable opportunities, and our operating results and growth could be harmed.

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

We, our partners, and production providers may devote a significant number of hours, and up to a year or more, to develop and launch a new course offering or new certification, degree, or other credentialing program. We may spend substantial effort and management resources on securing a new partnership, working with our existing partners to maintain course content and credentialing programs, and working with our existing and new partners to develop and launch new course content and new degree, certification, or other credentialing programs without any assurance that our efforts will result in the successful launch of a new offering or the generation of revenue. If we invest substantial resources pursuing opportunities that do not attract sufficient interest from learners, we may forgo other more successful content and program development efforts, and our operating results, revenue, and growth could be harmed.

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

Because we receive fees from learners enrolling in, and, in some cases, completing courses and certification, degree, or other credentialing programs on our platform, we only begin to recover these costs once learners are enrolled and begin paying fees. In addition, in some cases, learners may audit a course or courses toward a certification free of charge and elect not to pay for the certification itself. Further, our Degrees revenue is determined based on a percentage of the total tuition collected from Degrees students by the university partner. As a result, our Degrees revenue is dependent on the number of learners enrolled in the Degrees program and the tuition charged by the university partner. The time that it takes for us to recover our investment in a new course or program depends on a variety of factors, primarily our learner acquisition costs, learner retention rate, and the rate of growth in learner enrollment in and, in some cases, completion of, the course or program. Because of the lengthy period required to recoup our investment in a program, unexpected developments beyond our control could occur that result in the partner ceasing or significantly curtailing a course offering or certification, degree, or other credentialing program before we generate any revenue therefrom. In addition, partners generally do not grant us exclusive rights to their content, and any such arrangements are of limited duration. As such, partners may choose to offer the same content on one of our competitors’ platforms, which could limit the number of learners enrolled in such partner’s courses or programs on our platform. In addition, if a partner were to terminate an existing program, learners enrolled in that program may stop using our platform, which in turn would negatively impact our learner enrollment generally. As a result of any of the foregoing, we may ultimately be unable to recover the full investment that we make in a new offering or achieve any level of profitability from such offering.

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

If we fail to quickly and efficiently scale our operations and platform capabilities to support the needs of new and existing partners, our reputation and our revenue will suffer.

Our continued growth and potential profitability depend on our ability to successfully scale our operations and platform capabilities to support newly launched course offerings and new certification, degree, or other credentialing programs with our partners. If we cannot quickly and efficiently scale up our sales and marketing teams and our technology teams, which includes the hiring and training of new employees, we may not be successful in attracting potential learners to our platform, which would negatively impact our ability to generate revenue, and our partners and learners could lose confidence in our platform. If we cannot quickly and efficiently scale up our technology and operations to handle increases in the volume and rate of learner enrollment and of new course offerings or new certification, degree, or other credentialing programs, our partners’ and learners’ experiences with our platform may suffer, which in turn could damage our reputation. Our ability to effectively manage any significant increase in the volume of new offerings or programs or in the rate or volume of learner enrollment and retention will depend on a number of factors, including our ability to:

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

Establishing new course offerings and new certification, degree, or other credentialing programs or expanding existing ones will require us to make investments in management and key staff, increase capital expenditures, incur additional marketing expenses, and potentially reallocate other resources. If we are unable to scale our platform, maintain and increase its interoperability, develop an increasingly robust mix of engaging content, or otherwise manage new offerings effectively, our ability to grow our business and achieve profitability would be impaired, and the quality of our solutions, access to learner information and progress, and the satisfaction of our partners and learners could suffer, or our partners could transition content hosted on our platform to other providers, while we continue to provide certain services.

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

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, and changing customer needs or requirements, our platform may become less competitive.

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

As we seek to increase sales of our Enterprise offerings, we face upfront sales costs, higher customer acquisition costs, more complex customer requirements, and discount requirements. In addition, entities that subscribe to our Enterprise platform may elect to begin to use our platform on a limited basis, but nevertheless require education and interactions with our sales team, which increases our upfront investment in the sales effort with no guarantee that our platform will be used widely enough across their organization to justify our upfront investment. Similarly, we may also incur significant upfront and servicing costs for contracts that are not renewed, or which the customers seek to terminate early even in the absence of a breach on our part or contractual terms permitting an early termination. For example, in the nine months ended September 30, 2022, several customers notified us that they wished to terminate, either seeking a refund of their prior payments or conveying an intention to stop or reduce any further payments due, or both. Even if we believe we are entitled to these payments it may not be feasible to retain prior payments or collect future payments due to us, and our financial condition and results of operations could be adversely impacted. If we are unable to maintain or increase the number of subscriptions to our Enterprise platform while mitigating the risks associated with serving subscribers, our business, financial condition, and results of operations will suffer.

If we fail to maintain sufficient high-quality content from partners, we will be unable to attract and retain customers.

Our success depends on our ability to provide learners with the information, outcomes, academic credit, and certifications they seek, which in turn depends on the quantity, quality, and format of the content provided by our partners. We may be unable to provide learners with the information and outcomes they seek if our partners do not contribute content that is helpful and reliable, or if they remove content they previously submitted. If content on our platform attracts unfavorable media coverage or other commentary, our reputation and prospects could be harmed. We believe that certain learners value courses for which they can earn academic credit toward a degree or other credential. We may be unable to provide learners with such courses if our partners do not obtain or maintain the certification or quality necessary for such eligibility, and our business would be adversely affected. Further, if such certifications are obtained and maintained, but do not, or cease to, signal to learners and employers the high quality or reliability we or our partners intend to signal through such certifications, our business would be adversely affected. Any of the foregoing could materially and adversely affect our results of operations, competitive position, and growth prospects.

We believe that many of our new learners find us by word of mouth and other non-paid referrals from existing learners. If existing learners and partners are dissatisfied with their experience on our platform, they may stop accessing our content and may stop referring others to us. The impact of learner dissatisfaction could be compounded if existing learners share negative experiences with potential new learners, via online platforms or otherwise. Likewise, if existing learners do not find our content appealing, because of declining interest in or relevancy of the content, they may stop referring others to us. In turn, if partners perceive that our platform lacks an adequate learner audience, partners may be less willing to provide content to offer on our platform, and the experience of learners could be further negatively impacted. If we are unable to retain existing learners and partners and attract new learners and partners who contribute to an active community, our growth prospects would be harmed, and our business could be adversely affected.

If we fail to manage the growth of our business both in terms of scale and complexity, our operating results and financial condition could be adversely affected.

Our revenue increased to $136.4 million in the three months ended September 30, 2022 from $109.9 million in the three months ended September 30, 2021. Our growth has placed, and we expect will continue to place, a significant strain on our administrative and operational infrastructure, facilities, and other resources, and we face challenges of integrating, developing, training, and motivating our employee base in various locations around the world and maintaining our company culture across multiple locations globally. Our ability to manage our operations and growth will require us to continue to expand our sales and marketing and content development personnel, and technology, finance, and administration teams globally, as well as our facilities and infrastructure. We will also be required to refine our operational, financial, and management controls and reporting systems and procedures, as well as effectively control our costs. If we fail to efficiently manage this global expansion of our business, our costs and expenses may increase more than anticipated and we may not successfully expand our partnerships with businesses, governments, educational institutions, and other organizations, enhance our platform and technology-enabled services, increase the volume of new course content and credentialing programs developed by our partners, attract a sufficient number of learners in a cost-effective manner, deploy preferred local payment methods and pricing models, satisfy the requirements of our existing partners, increase the volume of subscriptions to our Enterprise platform, respond to competitive challenges, or otherwise execute our business plan. Although our business has experienced significant growth in the past, we cannot provide any assurance that our business or revenue will continue to grow at the same rate or at all in the future.

Our ability to effectively manage any significant growth of our business will depend on a number of factors, including our ability to:

•
effectively recruit, integrate, train, and motivate new employees while retaining existing employees that help us effectively execute our business plan;
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

•
Direct-to-consumer, online education companies: 2U, Inc. through its subsidiary edX Inc.;
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
•
the ability of our current and future competitors to establish relationships with businesses, governments, educational institutions, and other organizations to enhance their services and expand their markets; and
•
industry consolidation (such as the acquisition of edX Inc. by 2U, Inc. in 2021) and the number and rate of new entrants.

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

Our growth strategy may contemplate acquisitions, and we may be unsuccessful in executing, implementing, integrating, or leveraging such acquisitions.

We may choose to expand by making acquisitions that could be material to our business. To date, we have only completed one acquisition, and our ability as an organization to successfully identify, evaluate, and acquire and integrate technologies or businesses is unproven and limited. Acquisitions involve many risks, including the following:

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

We may invest in private companies, and if the value of any such equity investments were to decline, it could adversely affect our results of operations and financial condition.

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

Our future success also depends heavily on the retention of our highly-qualified employees to continue to attract and retain qualified learners in our partners’ programs, thereby generating revenue for us. In particular, our technology and content development employees provide the technical expertise underlying our technology-enabled services that support our online course offerings and the certification, degree and other credentialing programs offered on our platform, as well as the learners enrolled in these programs. Competition for these employees is intense. We may be unable to attract or retain these key personnel that are critical to our success, resulting in harm to our relationships with partners, loss of expertise or know-how, and unanticipated recruitment and training costs. In addition, any changes to our organizational or compensation structure may be negatively perceived by current or prospective employees and may result in attrition or cause difficulty in the recruiting process.

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

We believe our long-term value as a company will be greater if we balance our longer-term growth and short-term results. As a result, our results of operations may be negatively impacted in the near term relative to a strategy solely focused on maximizing short-term profitability. Significant expenditures on sales and marketing efforts, developing and enhancing our platform, and expanding our research and development efforts may not ultimately grow our business or lead to expected long-term results. If our strategy does not lead to expected growth or if we are ultimately unable to achieve results of operations at the levels expected by securities analysts and investors, the market price of our common stock could decline.

Our current operations are international in scope, and we plan to expand our international operations, which exposes us to risks inherent in international operations.

Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, contractual, and political risks that are different from those in the U.S. In addition to our employee base in the U.S., including Puerto Rico, we have employees in Australia, Bulgaria, Canada, Germany, India, Singapore, the United Arab Emirates, and the United Kingdom in several functional areas, including product and software development, sales and marketing, talent recruitment, and general facilities management, and we have retained professional employer organizations and staffing agencies to engage personnel in certain international locations. Our international operations subject us to the compensation and benefits regulations of those jurisdictions, as well as other employer duties and obligations, that differ from the compensation and benefits regulations and duties and obligations in the U.S. Further, enrollments of learners from other countries require us to comply with international data privacy regulations of those countries. Failure to comply with international regulations or to adequately adapt to international markets could harm our ability to successfully operate our business and pursue our business goals.

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
•
different pricing environments, longer sales cycles, longer accounts receivable payment cycles, restrictions on remitting payments to the U.S. or converting local currency into U.S. dollars, difficulties in adopting and supporting new and different payment preferences, and collections issues;
•
new and different sources of competition and practices which may favor local competitors;
•
weaker protection for intellectual property and other legal and contractual rights than in the U.S., and practical difficulties in enforcing intellectual property and other rights, including legal and contractual rights, and differing expectations regarding ongoing contractual obligations in the face of changed circumstances, outside of the U.S.;
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

Further, as we continue to expand internationally, we may become more exposed to fluctuations in currency exchange rates. Future agreements with international partners may provide for payments to us to be denominated in local currencies, and in such cases, fluctuations in the value of the U.S. dollar and foreign currencies could impact our operating results when translated into U.S. dollars. Further, the strengthening of the U.S. dollar relative to foreign currencies could increase the real cost of our platform and offerings for our learners and partners outside of the U.S., which could lead to the lengthening of our sales cycle or reduced demand for our platform and offerings. For example, from the start of 2022 the value of the euro has declined more than 10% against the US dollar, falling to a 20-year low in September 2022, and the Indian rupee has declined nearly 9% against the US dollar to a historic low, both of which we believe may affect demand from customers. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and results of operations would be adversely affected. To date, our foreign currency exchange risk exposure has not been material, and as such, we have not entered into any hedging transactions in an effort to reduce this risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited, the results may not be as intended, and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and results of operations.

Our results of operations could be adversely affected by natural disasters, public health crises, political crises, political or geopolitical crises, or other catastrophic events.

Our business and operations could be materially and adversely affected in the event of earthquakes, floods, fires, telecommunications failures, blackouts or other power losses, break-ins, acts of terrorism, an outbreak of hostilities, political or geopolitical crises, such as the military conflict in Ukraine, inclement weather, public health crises, pandemics or endemics, or other catastrophic events. For example, the uncertain nature, magnitude, and duration of hostilities stemming from Russia’s military invasion of the Ukraine, including the potential effects of sanctions and retaliatory cyberattacks on the world economy and markets, have contributed to increased market volatility and uncertainty, which could negatively impact our results of operations. Furthermore, our executive offices are located in the San Francisco Bay Area, an earthquake-sensitive area and one that has been increasingly vulnerable to wildfires, and damage to or total destruction of our executive offices resulting from earthquakes may not be covered in whole or in part by any insurance we may have. If floods, fire, inclement weather including extreme rain, wind, heat, or cold, or accidents due to human error were to occur and cause damage to our properties or other locations from which our employees are working, or if our operations or the operations of our service providers were interrupted by telecommunications failures, blackouts, acts of terrorism or outbreak of hostilities, political or geopolitical crises or public health crises, our results of operations would suffer, especially if such events were to occur during peak periods. We may not be able to effectively shift our operations due to disruptions arising from the occurrence of such events, and our business could be affected adversely as a result. See also “Risk Factors—Risks Related to Our Business and Industry—Climate change may have an adverse impact on our business”.

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

Higher education is heavily regulated in the U.S. and most international jurisdictions. Numerous U.S. states require education providers to be licensed or authorized in such state simply to enroll persons located in that state into an online education program or to conduct related activities such as marketing. If any of our partners were found to be in non-compliance with any of the laws, regulations, standards, or policies related to state authorization, the partner could lose their ability to operate in certain states, and if such non-compliance extended to a material contingent of our partners and such partners lost the ability to operate in certain states, our revenue could decline.

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

Our future growth could be impaired if we or our partners fail to obtain timely approval from applicable regulatory agencies to offer new programs, make substantive changes to existing programs, or expand their programs into or within certain jurisdictions.

Our U.S.-based college and university partners are required to obtain the appropriate approvals from the DOE and applicable state and accrediting regulatory agencies for new programs, which may be conditioned, delayed, or denied in a manner that could impair our future growth. Similar approvals and reviews may be required for programs from our partners based outside of the U.S., and for our partners to offer programs in other countries. Education regulatory agencies may experience increases in the volume of requests for approvals as a result of new distance learning programs and adjustments to new regulations. Any such increases in volume could result in delays to various approvals our partner institutions request, and any such delays could in turn delay the timing of our ability to generate revenue from our partners’ programs.

Our partners, both U.S. and international, may be required to be authorized in certain states to offer online programs, engage in advertising or recruiting and operate externships, internships, technical training, or other forms of field experience, depending on state law. Although many of our programs are offered by U.S.-based higher education institutions that hold such authorizations or participate in an appropriate state reciprocity agreement such as SARA, other partners are not traditional education institutions or operate outside of the U.S. and do not hold such state authorizations. Further, even U.S.-based higher education institutions could lose a necessary authorization either because it lapses or is revoked by a state agency. Such partners could also lack, or lose, the ability to participate in a reciprocity agreement that provides the basis for their authorization in multiple states. For example, California higher education institutions currently do not participate in SARA. Unless we choose to seek authorization in our own name, which we have not done to date, the loss of or failure by a partner to obtain a necessary state authorization would, among other things, limit our ability to deliver content to learners in that state, either for degree or non-degree programs, render the partner and its learners in that state ineligible to participate in Title IV or other financial aid programs, diminish the attractiveness of the partner’s programs, and ultimately compromise our ability to generate revenue. In addition, if we or any of our partners fail to comply with any state agency’s rules, regulations, or standards beyond authorizations, the state agency could limit the ability of the partner to offer programs in that state or limit our ability to perform our contractual obligations to our partner in that state.

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

The loss or suspension of a partner’s accreditation or other adverse action by the partner’s institutional accreditor would render the institution or its program ineligible to participate in Title IV programs or similar government funding programs that may be in place and available to students enrolled at our Degrees partners based in and outside of the U.S. This loss, suspension or other adverse action could prevent the partner from offering certain educational programs, could prevent students enrolled at our Degrees partners from accessing such funding programs, and could make it impossible for the graduates of the partner’s program to practice the profession for which they trained. If any of these results occurs, it could hurt our ability to generate revenue from that program.

Our activities are subject to international, federal, and state education accessibility, consumer protection laws and regulations, and other requirements.

As a service provider to higher education institutions both in the U.S. and internationally, either directly or indirectly through our arrangements with partners, we are required to comply with certain education laws and regulations.

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

In addition, the increased scrutiny and results-based accountability initiatives in the education sector, as well as ongoing policy differences in Congress regarding spending levels, could lead to significant changes in connection with the pending reauthorization of the HEA and the associated negotiated rulemaking or otherwise. These changes may place additional regulatory burdens on postsecondary schools participating in the Title IV programs generally, and specific changes may be targeted at companies like us that serve higher education within the U.S. The adoption of any laws or regulations that limit our ability to provide our bundled services to our partners could compromise our ability to offer their programs or make our solutions less attractive to them. Congress could also enact laws or regulations that require us to modify our practices in ways that could increase our costs.

Regulatory activities and initiatives of the DOE may have similar consequences for our business even in the absence of Congressional action. No assurances can be given as to how any new rules may affect our business.

Our business model has been validated by a DOE “dear colleague letter”, but such validation is not codified by statute or regulation and may be subject to change.

Each institution that participates in Title IV programs agrees, as a condition of its eligibility to participate in those programs, that it will not “provide any commission, bonus, or other incentive payment based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid, to any person or entity who is engaged in any student recruitment or admission activity, or in making decisions regarding the award of Title IV HEA program funds.” The vast majority of our U.S.-based partners participate in the Title IV programs. Although this rule, referred to as the incentive compensation rule, generally prohibits entities or individuals from receiving incentive-based compensation payments for the successful recruitment, admission, or enrollment of learners, the DOE provided clarifying guidance in March 2011 interpreting the incentive compensation rule as permitting tuition revenue-sharing arrangements known as the “bundled services exception.” Our current business model relies heavily on the bundled services exception to enter into tuition revenue-sharing agreements with our U.S.-based partner colleges and universities.

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

FERPA generally prohibits an institution of higher education from disclosing personally identifiable information (“PII”) from a learner’s education records without the learner’s consent. Our U.S.-based university degree and certificate partners and Coursera for Campus customers and their learners disclose to us certain information that originates from or composes a learner education record under FERPA. Through our contracts to provide services to institutions, we are indirectly subject to FERPA, and we may not transfer or otherwise disclose any PII from a learner record to another party other than in a manner permitted under the statute and any applicable contract. If we violate FERPA, it could result in a material breach of agreement with one or more of our partners and could harm our reputation. Further, in the event that we disclose learner information in violation of FERPA, the DOE could require a partner to suspend our access to their learner information for at least five years.

We could face liability, or our reputation might be harmed, as a result of the activities of our customers and educators for content on or accessible through our platform.

In some instances, various articles or other third-party content may be posted to our platform by customers and educators for use in class discussions or within asynchronous lessons. The laws governing the fair use of these third-party materials are imprecise and adjudicated on a case-by-case basis, which makes it challenging to adopt and implement appropriately balanced institutional policies governing these practices. As a result, we could incur liability to third parties for the unauthorized duplication, distribution, or other use of this material. In addition, third parties may allege misappropriation, plagiarism, or similar claims related to content appearing on our platform. Any such claims, including claims of defamation, disparagement, negligence, breach of warranty, misappropriation, or personal harm, could subject us to costly litigation and impose a significant strain on our financial resources and management personnel, regardless of whether the claims have merit. Our various liability insurance coverages may not cover potential claims of this type adequately or at all, and we may be required to, or may choose to, alter or cease our uses of such material, which may include changing or removing courses or content from courses or altering the functionality of our platform, or be required to pay monetary damages.

While we rely on a variety of statutory and common-law frameworks and defenses, including those provided by the Digital Millennium Copyright Act of 1998 (“DMCA”), the Communications Decency Act (“CDA”), the fair-use doctrine in the U.S. and the E-Commerce Directive in the European Union ("EU"), differences between statutes, limitations on immunity, requirements to maintain immunity, and moderation efforts in the many jurisdictions in which we operate may affect our ability to rely on these frameworks and defenses, or create uncertainty regarding liability for information or content uploaded by partners or learners or otherwise contributed by third-parties to our platform. For example, while Section 230 of the CDA provides certain legal protections to online platforms from litigation related to content posted by users of their platforms, Section 230 has faced increasing litigation challenges and legislative proposals regarding the scope of its protection, including the Gonzalez v. Google case challenging Section 230, which the Supreme Court recently announced it will hear. These actions may increase the uncertainty of litigation risk for online platforms such as ours. As an additional example, Article 17 of the Directive on Copyright in the Digital Single Market was passed in the E.U., which affords copyright owners some enforcement rights that may conflict with U.S. safe harbor protections afforded to us under the DMCA. Member states in the EU are in the process of determining how Article 17 will be implemented in their particular country. Moreover, regulators in the U.S. and in other countries in which we operate may introduce new regulatory regimes that increase potential liability for information or content available on our platform, or which impose additional obligations to monitor such information or content, which could increase our costs.

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

Risks Related to Privacy, Cybersecurity, and Infrastructure

If sensitive information about our partners, their employees, or our learners is disclosed, or if we or our third-party providers are subject to cyberattacks, use of our platform could be curtailed, we may be exposed to liability, and our reputation would suffer.

Although we do not directly collect, transmit, and store financial information, such as credit cards and other payment information, we utilize third-party payment processors who provide these services on our behalf. We also collect and store certain PII provided by our partners and learners, such as names and email addresses. The collection, transmission, and storage of such information is subject to stringent legal and regulatory obligations. Some of our third-party service providers, such as identity verification and payment processing providers, also regularly have access to personal data. In an effort to protect sensitive information, we rely on a variety of security measures, including encryption and authentication technology licensed from third parties. However, advances in computer capabilities, increasingly sophisticated tools and methods used by hackers and cyberterrorists, new discoveries in the field of cryptography, or other developments may result in our failure or inability to adequately protect sensitive information. In addition, there may be scamming or phishing attempts, such as impersonating our personnel or our partners’ personnel, in an effort to obtain personal information from our learners or otherwise make inappropriate use of our platform, which could expose us to liability, reduce learner and partner satisfaction with our platform, or damage our reputation. For example, we have had several instances of users impersonating professors and inviting learners to off-platform forums in an effort to entice the learners to buy unrelated educational content.

Our platform is vulnerable to power outages, telecommunications failures, and catastrophic events, as well as computer viruses, worms, malicious code, break-ins, phishing attacks, denial-of-service attacks, ransomware, and other cyberattacks. Any of these incidents could lead to interruptions or shutdowns of our platform, loss of data, or unauthorized disclosure of PII or other sensitive information. Cyberattacks could also result in the theft of our intellectual property. As we gain greater global visibility, we may face a higher risk of being targeted by cyberattacks. Advances in computer capabilities, new technological discoveries, or other developments may result in cyberattacks becoming more sophisticated and more difficult to detect.

Any failure or perceived failure by us to comply with our privacy policies, our privacy or data protection obligations to learners or other third parties, or our privacy or data protection legal obligations, or any compromise of security that results in the unauthorized access, release, use, or transfer of sensitive information, which may include PII or other data, may result in governmental enforcement actions, litigation, or public statements against us by consumer advocacy groups or others and could cause learners to lose trust in us, which could have an adverse effect on our business.

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

We and our third-party service providers may not have the resources or technical sophistication to anticipate or prevent all such cyberattacks. Moreover, techniques used to obtain unauthorized access to systems change frequently and may not be known until launched against us or our third-party service providers. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or employees of our third-party service providers or theft or loss of devices.

We expect to incur ongoing costs associated with the detection and prevention of data security breaches and other security-related incidents. We may incur additional costs in the event of a data security breach or other security-related incident. Any actual or perceived compromise of our systems or data security measures or those of third parties with whom we do business, or any failure to prevent or mitigate the loss of personal or other confidential information and delays in detecting or providing notice of any such compromise or loss could disrupt our operations, harm the perception of our security measures, damage our reputation, cause some learners or partners to decrease or stop their use of our platform or relationships with us, and could subject us to litigation, government action, increased transaction fees, regulatory fines or penalties, or other additional costs and liabilities that could harm our business, financial condition, and operating results.

We cannot be certain that our insurance coverage will cover or be adequate for data handling or data security liabilities or loss of revenue if our platform is unavailable for any reason, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or coinsurance requirements, could have a material and adverse effect on our business, including our financial condition, operating results, and reputation.

If the PII we collect from our partners, customers, and learners is unlawfully acquired, accessed, or obtained, we could be required to pay substantial fines and bear the cost of investigating the data breach and providing notice to individuals whose PII was unlawfully accessed.

In providing services to our partners and customers, we may directly or indirectly have access to PII from learners and prospective learners, such as names, email addresses, and sensitive personal information. In the event that sensitive PII is unlawfully accessed or acquired, the majority of states and many international jurisdictions have laws that require institutions to investigate and promptly disclose the data breach to impacted individuals, usually in writing. Under the terms of our agreements with partners and customers, we may be responsible for the costs of investigating and disclosing data breaches to learners and, in many cases, to partners and customers as well. In addition to costs associated with investigating and fully disclosing a data breach in such instances, we could be subject to substantial costs to remedy the data breach, substantial monetary fines, or private claims by affected parties, and our reputation would likely be harmed.

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

Further, if we fail to accurately predict the rate or timing of the growth of our platform, we may be required to incur significant additional costs to maintain reliability. We also depend on the development and maintenance of the internet infrastructure, including maintenance of reliable internet networks with the necessary speed, data capacity, and security. If we experience failures in our technology infrastructure or do not expand our technology infrastructure successfully, then our ability to attract and retain partners and learners, our growth prospects, and our business would suffer.

We have experienced, and expect that in the future, we will experience, interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, capacity constraints, and lack of network connectivity in one or more regions, which could affect the availability of services on our platform and prevent or inhibit the ability of learners to access or complete courses and programs on our platform. In particular, our technology infrastructure is currently hosted by third-party data center facilities operated by Amazon Web Services (“AWS”). Further, our platform and underlying technology is supported by multiple third-party providers. Any disruption in its services, or any failure of AWS or any other third-party provider to handle the demands of our platform, could significantly harm our business and damage our reputation. We do not have control over the operations of the facilities of the third-party providers that we use, and these facilities may be vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages, and similar events or acts of misconduct.

If we do not maintain the compatibility of our learning management platform with third-party applications that our customers use, our revenue will decline.

A number of our customers integrate our learning management platform with certain learning management systems or learning experience platforms using application programming interfaces for user management, usage reporting, and content listings, and we expect this number of customers to grow. The functionality and popularity of our platform depends, in part, on our ability to integrate our platform with third-party applications and software. Third-party providers of applications may change the features of their applications and software, restrict our access to their applications and software or alter the terms governing use of their applications and access to those applications and software in an adverse manner. Such changes could functionally limit or terminate our ability to use these third-party applications and software in conjunction with our platform, which could negatively impact our offerings and harm our business. If we fail to integrate our platform with new third-party applications and software that our learners and partners can utilize, we may not be able to offer the functionality that our learners and partners need, which would negatively impact our ability to generate revenue and adversely impact our business.

Our payments system depends on third-party providers and is subject to evolving laws and regulations.

We rely on third-party payment processors to process payments made by learners on our platform. We have engaged third-party service providers to perform underlying card processing, currency exchange, identity verification, and fraud analysis services. If these service providers do not perform adequately or if they terminate their relationships with us or refuse to renew their agreements with us on commercially reasonable terms, we will need to find an alternate payment processor and may not be able to secure similar terms or replace such payment processors in an acceptable time frame. Further, the software and services provided by our third-party payment processors may not meet our expectations, contain errors or vulnerabilities, be compromised or experience outages, or such processors may impose additional authentication, validation, or other requirements. Any of these risks could cause us to lose our ability to accept online payments, make payments to our partners, conduct other payment transactions, or make it difficult for our customers to make payments to us, any of which could make our platform less convenient and attractive and harm our ability to attract and retain partners and learners. In addition, if these providers increase the fees they charge us, our operating expenses could increase.

The laws and regulations related to payments are complex and vary across different jurisdictions in the U.S. and globally. As a result, we are required to spend significant time and effort to comply with those laws and regulations. For example, the Reserve Bank of India has imposed additional requirements for recurring credit card payments. Any failure or claim of our failure to comply, or any failure by our third-party service providers to comply, could cost us substantial resources, could result in liabilities, or could force us to stop offering certain third-party payment services. In addition, as we expand our international operations, we will need to accommodate international payment method alternatives. As we expand the availability of new payment methods in the future, including internationally, we may become subject to additional regulations and compliance requirements.

Further, through our agreement with our third-party credit card processors, we are indirectly subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard. We are also subject to rules governing electronic funds transfers. Any change in these rules and requirements could make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to additional fines and higher transaction fees and lose our ability to accept credit and debit card payments from our learners, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected.

Our business depends to a significant degree on continued access to the internet and mobile networks.

Our partners and learners rely on access to the internet and mobile networks to access our platform. Internet service providers may choose to disrupt or degrade our access to our platform or increase the cost of such access. Internet service providers or mobile network operators could also attempt to charge us for providing access to our platform. In January 2018, the Federal Communications Commission (the “FCC”) released an order reclassifying broadband internet access as an information service, subject to certain provisions of Title I of the Communications Act. Among other things, the order eliminates rules adopted in 2015 that prohibited broadband providers from blocking, impairing, or degrading access to legal content, applications, services, or non-harmful devices, or engaging in the practice of paid prioritization (e.g., the favoring of some lawful internet traffic over other traffic in exchange for higher payments). The order was contested and affirmed in federal court, and the parties declined to appeal the decision to the Supreme Court. A number of states have also enacted or are considering legislation or executive actions that would regulate the conduct of broadband providers. While President Biden signed an executive order on July 9, 2021, which, among other things, instructed the FCC to restore the net neutrality rules, we cannot predict whether the FCC will restore such rules, and if they do, whether the order or state initiatives will be modified, overturned, or vacated by legal action of the court, federal or state legislation, or the FCC. If net neutrality rules are not implemented, our business could be subject to increased costs and a loss of existing users, impair our ability to attract new users, and materially and adversely impact our business and opportunities for growth. Outside of the U.S., government regulation of the internet, including the idea of network neutrality, may be developing or non-existent. As a result, we could face discriminatory or anti-competitive practices that could impede our growth prospects, increase our costs, and harm our business.

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

In the ordinary course of business, and in particular in connection with merchandising our service to our learners, we collect, process, store, and use personal information and data supplied by learners. Numerous federal, state, and foreign laws, rules, and regulations govern privacy, data protection, and the collection, use, and protection of personal information and other types of data we collect, use, disclose, and otherwise process. These laws, rules, and regulations are constantly evolving, and we expect that there will continue to be new proposed laws, regulations, and industry standards concerning privacy, data protection, and information security in the U.S., the EU, and globally.

In the U.S., a significant example of this is the California Consumer Privacy Act (the “CCPA”), which provides data privacy rights for California consumers and new operational requirements for covered companies. The CCPA provides that covered companies must provide disclosures to California consumers and afford such consumers new data privacy rights that include the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. On January 1, 2023, the California Privacy Rights Act (the “CPRA”) will come into effect and significantly modify the CCPA, including by imposing additional obligations on covered companies and expanding consumers’ rights with respect to certain sensitive personal information and rights to object to sharing information for behavioral advertising purposes, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Additionally, the Virginia Consumer Data Protection Act will come into effect on January 1, 2023, the Colorado Privacy Act will enter into force on July 1, 2023, and the Utah Consumer Privacy Act will come into effect on December 31, 2023, each of which impose similar requirements on covered businesses. In addition, all 50 states have laws, including obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers, and others. Aspects of the CCPA, the CPRA, and other laws and regulations relating to data protection, privacy, and information security, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them.

The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the U.S. In addition to California, Colorado, Utah, and Virginia, other states are also considering privacy legislation. The CCPA has prompted a number of additional proposals for federal and state privacy legislation that, if passed, could increase our potential liability, add layers of complexity to compliance in the U.S. market, increase our compliance costs, and adversely affect our business.

The General Data Protection Regulation (the “GDPR”) imposes stringent EU data protection requirements on businesses processing personal data of EU data subjects. The GDPR is wide-ranging in scope and imposes numerous additional requirements on companies that process personal data, including imposing special requirements in respect of the processing of personal data, requiring that consent of individuals to whom the personal data relates is obtained in certain circumstances, requiring additional disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security and confidentiality of personal data, creating mandatory data breach notification requirements in certain circumstances, and requiring that certain measures (including contractual requirements) are put in place when engaging third-party processors or transferring data overseas. The GDPR also provides individuals with various rights in respect of their personal data, including rights of access, erasure, portability, rectification, restriction, and objection. Complying with the GDPR remains an onerous and potentially costly obligation as interpretations of the specific requirements emerge through the courts and enforcement decisions. In addition, where we transfer data directly from customers in the EEA directly to us in the U.S. (notwithstanding recent positive developments through the implementation of updated Standard Contractual Clauses and the joint announcement by the U.S. and European Commission that agreement in principle has been reached in regards to a Trans-Atlantic Data Privacy Framework), there is still considerable uncertainty surrounding the future trajectory of the perception of such transfers by EU data protection authorities following the decision on July 16, 2020 by the Court of Justice of the EU (ECJ) in its Case C-311/18 Data Protection Commissioner v Facebook Ireland and Maximillian Schrems.

Similar data privacy laws, rules, and regulations in other countries may also impact our business. The People’s Republic of China implemented the Personal Information Protection Law on November 1, 2021, which includes both similarities and differences to the GDPR. India has drafted a complete overhaul of its privacy regime with the draft Personal Data Protection Bill 2019. This bill, while not yet law, would grant Indian data subjects many of the same rights as granted by the GDPR to EU data subjects and impose similar obligations on businesses processing the personal data of Indian data subjects. Singapore also amended its privacy law in 2021, imposing additional obligations on businesses processing the data of Singaporean data subjects, including restrictions on foreign transfers. In addition, the Brazilian General Data Protection Law, in force since late 2020, may also have implications for our business.

We cannot yet fully determine the impact that these or future laws, rules, and regulations may have on our business or operations. These laws, rules, and regulations may be inconsistent from one jurisdiction to another, subject to differing interpretations, and may be interpreted to conflict with our practices.

Additionally, we may be bound by contractual requirements applicable to our collection, use, processing, and disclosure of various types of data, including personal information, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters.

Any failure or perceived failure by us or any third parties with which we do business to comply with these laws, rules, and regulations, or with other obligations to which we or such third parties are or may become subject, may result in actions against us by governmental entities or private claims and litigation. Any such action would be expensive to defend, may require the expenditure of substantial legal and other costs and substantial time and resources, may result in fines, penalties, or other liabilities, and likely would damage our reputation and adversely affect our business and operating results. In many jurisdictions, enforcement actions and consequences for non-compliance with protection, privacy, and information security laws and regulations are rising. In the U.S., possible consequences for non-compliance include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. In the EU, data protection authorities may impose large penalties for violations of the data protection laws, including potential fines of up to €20 million or 4% of annual global revenue, whichever is greater. The authorities have shown a willingness to impose significant fines and issue orders preventing the processing of personal data on non-compliant businesses. Data participants also have a private right of action, as do consumer associations, to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of applicable data protection laws. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards that may legally or contractually apply to us. If we fail to follow these security standards, even if no customer information is compromised, we may incur significant fines or experience a significant increase in costs.

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

We use social media, emails, push notifications, and text messages as part of our omni-channel approach to marketing. As laws and regulations evolve to govern the use of these channels, the failure by us, our employees, our partners, or third parties acting at our direction to comply with applicable laws and regulations in the use of these channels could adversely affect our reputation or subject us to fines or other penalties. In addition, our employees, our partners, or third parties acting at our direction may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement of intellectual property, as well as the public disclosure of proprietary, confidential, or sensitive personal information of our business, employees, learners, partners, or others. Information concerning us or our partners and learners, whether accurate or not, may be posted on social media platforms at any time and may have an adverse impact on our brand, reputation, or business. The harm may be immediate without affording us an opportunity for redress or correction and could have a material adverse effect on our reputation, business, operating results, financial condition, and prospects.

Risks Related to Intellectual Property

Any failure to obtain, maintain, protect, or enforce our intellectual property and proprietary rights could impair our ability to protect our proprietary technology and our brand and could materially harm our business.

We rely on a combination of intellectual property rights, contractual protections, and other practices to protect our brand, proprietary information, technologies, and processes. We primarily rely on copyright and trade secret laws to protect our proprietary technologies and processes, including the algorithms we use throughout our business. Others may independently develop the same or similar technologies and processes, or may improperly acquire and use information about our technologies and processes, which may allow them to provide a service similar to ours, which could harm our competitive position. Our principal trademark assets include the registered trademark “Coursera” and our logos and taglines. We also hold the rights to the “Coursera.org” internet domain name and various related domain names, which are subject to internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. If we are unable to protect our trademarks or domain names, our brand recognition and reputation would suffer, we would incur significant expense establishing new brands and our operating results would be adversely impacted. As of September 30, 2022, we had 19 issued patents relating to technology features of our platform, including identity verification, content delivery and navigation, and automation, which patents expire between 2034 and 2040, and a number of U.S. pending patent applications also relating to certain technology features of our platform. We cannot predict whether any pending patent application will result in an issued patent that will effectively protect and enforce our intellectual property. Even if a patent issues, the patent may be circumvented or its validity may be challenged in proceedings before the U.S. Patent and Trademark Office. In addition, we cannot assure you that every significant feature of technology and services will be protected by any patent or patent application. Further, to the extent we pursue patent protection for our innovations, patents we may apply for may not issue, and patents that do issue or that we acquire may not provide us with any competitive advantages or may be challenged by third parties. There can be no assurance that any patents we obtain will adequately protect our inventions or survive a legal challenge, as the legal standards relating to the validity, enforceability, and scope of protection of patent and other intellectual property rights are uncertain.

Third parties may challenge any patents, copyrights, trademarks, and other intellectual property and proprietary rights owned or held by us or may knowingly or unknowingly infringe, misappropriate, or otherwise violate our patents, copyrights, trademarks, and other proprietary rights. We may be required to spend significant resources to monitor and protect our intellectual property rights, and the efforts we take to protect and enforce our proprietary rights may not be sufficient. Even if we do detect violations, we may need to engage in litigation to enforce our intellectual property rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert our management’s attention. In addition, our efforts may be met with defenses and counterclaims challenging the validity and enforceability of our intellectual property rights or may result in a court determining that our intellectual property rights are unenforceable. If we are unable to cost-effectively protect or enforce our intellectual property rights, then our business could be harmed. An adverse decision in any of these legal actions could limit our ability to assert our intellectual property or proprietary rights, limit the value of our intellectual property or proprietary rights, or otherwise negatively impact our business, financial condition, and results of operations. If the protection of our intellectual property and proprietary rights is inadequate to enforce and prevent use or misappropriation by third parties, the value of our brand and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to customers and potential customers may become confused in the marketplace, and our ability to attract customers may be adversely affected.

We may be subject to intellectual property claims, which are extremely costly to defend, could require us to pay significant damages, and could limit our ability to use certain technologies in the future.

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

In addition, some of our competitors have extensive portfolios of issued patents. Many potential litigants, including some of our competitors and patent holding companies, have the ability to dedicate substantial resources to enforcing their intellectual property rights. Any claims successfully brought against us could subject us to significant liability for damages, and we may be required to stop using technology or other intellectual property alleged to be in violation of a third party’s rights. We also might be required to seek a license for third-party intellectual property. Even if a license is available, we could be required to pay significant royalties or submit to unreasonable terms, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. If we cannot license or develop technology for any allegedly infringing aspect of our business, we would be forced to limit our service and may be unable to compete effectively. Any of these results could harm our business.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and proprietary information.

We have devoted substantial resources to the development of our intellectual property and proprietary rights. In order to protect our intellectual property and proprietary rights, we rely in part on confidentiality agreements with our employees, licensees, independent contractors, and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Our use of “open source” software could negatively affect our ability to offer our solutions and subject us to possible litigation.

A substantial portion of our platform and our solutions incorporate so-called “open source” software, and we may incorporate additional open source software in the future. Open source software is generally freely accessible, usable, and modifiable. Certain open source licenses may, in certain circumstances, require us: (i) to offer our solutions that incorporate the open source software for no cost; (ii) to make available source code for modifications or derivative works we create based upon incorporating or using the open source software; and (iii) to license such modifications or derivative works under the terms of the particular open source license. If an author or other third party that distributes open source software we use were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations, could be required to disclose our proprietary code, and could be subject to significant damages, including being enjoined from the offering of our solutions that contained the open source software and being required to comply with one or more of the foregoing conditions, which could disrupt our ability to offer the affected solutions. We could also be subject to suits by parties claiming ownership of what we believe to be open source software. Litigation could consume management’s time and attention, could be costly for us to defend, and have a negative effect on our operating results and financial condition.

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

Risks Relating to Our Existence as a Public Benefit Corporation

Although we operate as a Delaware PBC, we cannot provide any assurance that we will achieve our public benefit purpose.

As a Delaware PBC, we are required to produce a public benefit and to operate in a responsible and sustainable manner, balancing our stockholders’ pecuniary interests, the best interests of those materially affected by our conduct, and the public benefit identified by our certificate of incorporation. There is no assurance that we will achieve our public benefit purpose or that the expected positive impact from being a PBC will be realized, which could have a material adverse effect on our reputation, which in turn may have a material adverse effect on our business, results of operations, and financial condition.

As a PBC, we are required to publicly report at least biennially on our overall public benefit performance and on our assessment of our success in achieving our specific public benefit purpose. If we are not timely, are unable to provide this report, or if the report is not viewed favorably by parties doing business with us or by regulators or others reviewing our credentials, our reputation and status as a PBC may be harmed.

If our publicly reported B Corp score declines, our reputation could be harmed and our business could suffer.

We have been certified as a B Corp through B Lab. B Corp certification requires us to meet rigorous standards of social and environmental performance, accountability, and transparency. We believe that our B Corp status enables us to strengthen our credibility and trust among our customers and partners. Our business model and brand could be harmed if we are unable to maintain certification as a B Corp. We recently completed our reassessment following our initial public offering, and to maintain certification, we must undergo a reassessment every three years hereafter. Whether due to our choice or our failure to meet B Lab’s certification requirements, which are subject to periodic changes and updates, including a recently-released proposed new framework, which if adopted in its present form, could make it more difficult to achieve certification, any change in our status could create a perception that we are more focused on financial performance and no longer as committed to the values shared by B Corps. Likewise, our reputation could be harmed if our publicly reported B Corp score declines and there is a perception that we are no longer committed to the B Corp standards. Similarly, our reputation could be harmed if we take actions that are perceived to be misaligned with B Corp values.

As a PBC, our focus on a specific public benefit purpose and producing a positive effect for society may negatively impact our financial performance.

Unlike traditional Delaware corporations, whose directors have a fiduciary duty to focus exclusively on maximizing stockholder value, our directors have a fiduciary duty to consider not only stockholders’ interests, but also the company’s specific public benefit and the interests of other stakeholders affected by our actions. Therefore, we may take actions that we believe will be in the best interests of those stakeholders materially affected by our specific benefit purpose, even if those actions do not maximize our financial results. While we intend for this public benefit designation and obligation to provide an overall net benefit to us and our partners and learners, it could instead cause us to make decisions and take actions without seeking to maximize the income generated from our business, and hence available for distribution to our stockholders. Our pursuit of longer-term or non-pecuniary benefits may not materialize within the timeframe we expect or at all and may have a negative effect on any amounts available for distribution to our stockholders. Accordingly, being a PBC and complying with our related obligations could harm our business, results of operations, and financial condition, which in turn could cause our stock price to decline.

Additionally, as a PBC, we may be less attractive as a takeover target than a traditional company and, therefore, your ability to realize your investment through an acquisition may be limited. PBCs may also not be attractive targets for activists or hedge fund investors because new directors would still have to consider and give appropriate weight to the public benefit along with stockholder value, and stockholders can enforce this through derivative suits. Further, by requiring the boards of directors of PBCs to consider additional constituencies other than maximizing stockholder value, Delaware PBC law could potentially make it easier for a board to reject a hostile bid, even where the takeover would provide the greatest short-term financial yield to investors.

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

We believe that focusing on the long-term best interests of our company as a PBC and our consideration of all of our stakeholders, including our stockholders, learners, partners, employees, the communities in which we operate, and other stakeholders we may identify from time to time, is essential to the long-term success of our company and to long-term stockholder value. Therefore, we have made, and may in the future, make decisions that we believe are in the long-term best interests of our company and our stockholders, even if such decisions may negatively impact the short- or medium-term performance of our business, results of operations, and financial condition or the short- or medium-term performance of our common stock. Our commitment to pursuing long-term value for the company and its stockholders, potentially at the expense of short- or medium-term performance, may have a material adverse effect on the trading price of our common stock, including making ownership of our common stock less appealing to investors who are focused on returns over a shorter time horizon. Our decisions and actions in pursuit of long-term success and long-term stockholder value, which may include changes to our platform to enhance the experience of our learners, partners, and the communities in which we operate, including by improving the trust and safety of our platform, changes in the manner in which we deliver community support, investing in our relationships with our learners, partners, and employees, investing in and introducing new offerings and services, investing in social impact initiatives consistent with our public benefit objectives, or changes in our approach to working with local or national jurisdictions on laws and regulations governing our business, may not result in the long-term benefits that we expect, in which case our business, results of operations, and financial condition, as well as the trading price of our common stock, could be materially adversely affected.

As a PBC, we may be subject to increased derivative litigation concerning our duty to balance stockholder and public benefit interests, the occurrence of which may have an adverse impact on our financial condition and results of operations.

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
•
the increasing size and geographic diversity of our workforce, and our ability to promote an inclusive and consistent culture across all our offices and employees, including in a remote work environment;
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

The application of indirect taxes, such as sales and use taxes, value-added taxes (“VAT”), provincial taxes, goods and services taxes, business taxes, digital service taxes, and gross receipt taxes to businesses like ours is a complex and evolving issue. Significant judgment is required to evaluate applicable tax obligations, and as a result, amounts recorded are estimates and could change. In many cases, the ultimate tax determination is uncertain because it is not clear how existing statutes apply to our business. One or more U.S. states, the federal government, or foreign jurisdictions may seek to impose additional reporting, recordkeeping, or indirect tax collection obligations on businesses like ours that facilitate ecommerce. For example, in 2018, the U.S. Supreme Court ruled that, in certain situations, states may require online merchants to collect and remit sales taxes on transactions in the state, despite not having a physical presence in the state. New taxes could also require us to incur substantial costs to capture data and collect and remit taxes. If such obligations were imposed, the additional costs associated with tax collection, remittance, and audit requirements could make accessing offerings through our platform less attractive and more costly, which could harm our business.

Amendments to existing tax laws, rules, or regulations or enactment of new unfavorable tax laws, rules, or regulations could have an adverse effect on our business and operating results.

Many of the underlying laws, rules, and regulations imposing taxes and other obligations were established before the growth of the internet and ecommerce. U.S. federal, state, and local taxing authorities, as well as multiple foreign taxing authorities, are currently reviewing the appropriate treatment of companies engaged in ecommerce and considering changes to existing tax or other laws that could levy sales, income, consumption, use, or other taxes relating to our activities, and/or impose obligations on us to collect such taxes. If such tax or other laws, rules, or regulations are amended, or if new unfavorable laws, rules, or regulations are enacted, the results could increase our tax payments or other obligations, prospectively or retrospectively, subject us to interest and penalties, decrease the demand for our services if we pass on such costs to our partners or learners, result in increased costs to update or expand our technical or administrative infrastructure, or effectively limit the scope of our business activities if we decided not to conduct business in particular jurisdictions. As a result, these changes may have a material adverse effect on our business, results of operations, financial condition, and prospects.

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

Generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions completed before the announcement of a change. It is difficult to predict the impact of future changes to accounting principles or our accounting policies, any of which could negatively affect our reported results of operations.

If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

We are required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“SOX”) following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or the date we are no longer an “emerging growth company,” as defined in the JOBS Act. In addition, we will be required to include a report by management on, among other things, the effectiveness of our internal control over financial reporting as of December 31, 2022. SOX requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations, document our controls, and perform testing of our key controls over financial reporting to allow management and our independent public accounting firm to report on the effectiveness of our internal control over financial reporting. Our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we are not able to comply with SOX requirements in a timely manner, or if we or our independent public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline, and we could be subject to lawsuits, sanctions, or investigations by regulatory authorities, which would require additional financial and management resources.

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

We are an “emerging growth company” as defined in the JOBS Act. We take advantage of certain exemptions under the JOBS Act from various public company reporting requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. We may take advantage of these exemptions for up to five years or until we are no longer an “emerging growth company,” whichever is earlier.

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

We cannot predict if investors will find our common stock less attractive if we choose to rely on any of the exemptions afforded to emerging growth companies. If some investors find our common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our common stock, and the market price of our common stock may be more volatile.

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

As a public company, we have incurred, and expect to incur, significant legal, accounting, and other expenses. Our management team and other personnel devote, and will need to continue to devote, a substantial amount of time to, and we may not effectively or efficiently manage our operations as a public company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of SOX and the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations of the SEC and the NYSE. If, notwithstanding our efforts to comply with these laws, regulations, and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. Further, failure to comply with these rules might make it more difficult for us to obtain some types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as members of senior management. As such, we have invested, and intend to continue to invest, resources to comply with evolving laws, regulations, and standards. This investment has resulted in and may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities.

We also expect that our management and other personnel will need to divert attention from other business matters to devote substantial time to the reporting and other requirements applicable to a public company. In particular, we expect to incur significant expense and devote substantial management effort to complying with SOX requirements. We have hired resources with expertise in SOX compliance and recently commenced the process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with SOX. As we continue to grow, we will hire additional accounting and financial personnel with requisite technical and public company experience. If we are unable to recruit and retain additional accounting and finance personnel or if our accounting and finance team is unable for any reason to respond adequately to the increased demands that will result from being a public company, the quality and timeliness of our financial reporting may suffer, which could result in the identification of material weaknesses in our internal controls. Any consequences resulting from inaccuracies or delays in our reported consolidated financial statements could cause our stock price to decline and could harm our business, financial condition, and results of operations.

Risks Related to Our Common Stock

The price of our common stock could be volatile, and declines in the price of common stock could subject us to litigation.

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
•
disruptions in our platform due to hardware, software, or network problems, security breaches, or other issues;

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
•
new laws or regulations, new interpretations of existing laws, or regulations applicable to our business;
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

In addition, as of September 30, 2022, 38,337,127 shares were issuable upon exercise of outstanding stock options or the vesting of outstanding RSUs. Sales of stock by these equity holders or the perception that such sales could occur could adversely affect the trading price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 5. Other Information

Expense Reduction Initiative

We are undertaking a plan to reduce our overall expenses, focus our efforts, and prioritize investments in key initiatives that are expected to drive long-term, sustainable growth. In connection with this effort, on November 9, 2022, we enacted a plan to reduce our global workforce to better align our cost structure and personnel needs with our business objectives, growth opportunities, and operational priorities.

As a result of this reduction, we expect to recognize incremental expenses, primarily within operating expenses, of $10 million to $12 million in the fourth quarter of 2022, mainly related to personnel expenses, such as employee severance and benefits costs. Cash payments related to these expenses will be spread relatively evenly between the fourth quarter of 2022 and the first quarter of 2023. We also expect the reversal of stock-based compensation expense of $7 million to $9 million, the majority of which will be recognized in the first quarter of 2023, when the forfeiture of unvested restricted stock units and stock options is expected to occur. As a result of the foregoing, the net effect on operating expenses is estimated to be $1 million to $5 million.

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
10.1

Offer Letter between Coursera, Inc. and Mustafa Furniturewala, dated July 25, 2022 (incorporated by reference from Exhibit 10.1 filed with the registrant's Current Report on Form 10-Q filed August 4, 2022).

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

COURSERA, INC.

Date: November 9, 2022	By:	/s/ Jeffrey N. Maggioncalda
Jeffrey N. Maggioncalda
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Kenneth R. Hahn
Kenneth R. Hahn
Senior Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

Date: November 9, 2022	By:	/s/ Michele M. Meyers
Michele M. Meyers
Vice President, Accounting and Chief Accounting Officer
(Principal Accounting Officer)