Form 10-K
period 2022-12-31
Coursera, Inc.
filed 2023-02-23
CIK 1651562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant on June 30, 2022, based on the closing price of the Registrant's common stock as reported by the New York Stock Exchange, was approximately $1.6 billion. As of February 16, 2023, the Registrant had 149,649,901 shares of common stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders are incorporated herein by references in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2022.

Coursera, Inc.

Form 10-K

For the Year Ended December 31, 2022

i

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. Any statements contained in this Form 10-K that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “can,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “target,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,”, “forecast,” and “outlook”, or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements include statements about:

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
•
our ability to expand the content and credentialing programs available on our platform and develop new platform offerings and features;
•
our ability to manage or sustain our growth and to effectively expand our customer base and operations, including internationally;
•
our ability to acquire new educator partners and expand program offerings with existing educator partners;
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
•
our ability to successfully defend any current or future litigation brought against us;
•
our ability to implement and maintain effective internal controls;
•
potential changes in laws and regulations applicable to us or our partners and our partners’ ability to comply therewith;

ii

•
the amount of time for which we expect our cash balances and other available financial resources to be sufficient to fund our operations; and
•
the effect of COVID-19 on our business and operations, including the demand for online learning following the COVID-19 pandemic.

In addition, any statements contained herein that are not statements of historical facts are deemed to be forward-looking statements. These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this report and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied by our forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed in Part I, Item 1A “Risk Factors” of this Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We qualify all of the forward-looking statements in this Form 10-K by these cautionary statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Form 10-K to conform these statements to actual results or to changes in our expectations, except as required by law.

In this Form 10-K, references to “Coursera,” “we,” “us,” “our,” or “the Company” mean Coursera, Inc., a Delaware public benefit corporation, and its subsidiaries, unless otherwise stated.

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

Coursera is a platform that enables a global ecosystem of educators, learners, organizations, and institutions. As of December 31, 2022, approximately 118 million learners had registered on Coursera to learn from more than 300 leading university and industry partners through thousands of offerings ranging from industry microcredentials to full diploma-bearing degrees. Coursera serves learners in their homes, through their employers, through their colleges and universities, and through government-sponsored programs. As of December 31, 2022, over 1,100 organizations were paying Enterprise customers, including businesses, colleges, universities, and governmental organizations. We also provide social impact programs that have helped more than 180,000 learners around the world.

Below illustrates our global learning ecosystem as of December 31, 2022:

Learners
Learn and prosper
118+ million
Registered Learners
coursera
300+
Educator Partners
Universities & Industry Leaders
Educators
Teach the world
1,100+
Paid Enterprise Customers
Businesses, Governments & Campuses
Institutions
Transform talent

Technology is advancing faster than the world’s ability to adapt and acquire new skills, resulting in a sizable and expanding skills gap. To be productive members of the workforce in the digital economy, many aspiring professionals need advanced skills in technology and information-based analytics. We believe education’s “new normal” will be characterized by blended classrooms powered by online learning, job-relevant education, and lifelong learning at work to help employees keep up with the emerging skills needed to compete in an accelerating digital economy. We believe that online learning will become the primary means of meeting the global demand for emerging skills and that the adoption of online education, combined with the increased flexibility enabled by larger remote workforces, holds the promise to increase global social equity.

World-class teaching is the foundation of the Coursera experience. Coursera partners with over 300 leading university and industry partners to provide learners content and credentials that are modular, stackable, and consumable at a wide range of durations, skill levels, and price points. Our data-driven technology platform enables educators to efficiently produce, teach, and scale content and credentials, from individual courses to professional certificates to diploma-bearing degrees. Coursera enables educator partners to tap into global demand from individual learners, organizations, and institutions.

Reaching and serving a world of learners lies at the heart of our model. We make it easy for learners to discover and engage with high-quality, job-relevant learning in flexible, hands-on online learning environments at affordable prices—including free offerings. Free content from top-branded partners has enabled us to attract approximately 118 million individual learners at very low cost and build a global consumer brand. Data-driven marketing enables us to efficiently attract learners to a wide range of paid offerings, including standalone courses, multi-course specializations, certificate programs, and university degrees. Learners can also “stack” content and credentials, allowing completion of standalone courses to count as progress towards a broader program of study, creating more flexible and affordable paths to learn new skills, upskill, and reskill. For example, learners who complete the IBM Full Stack Cloud Developer Professional Certificate can earn a recommendation of 18 college credits, the equivalent of 6 college courses at the bachelor's degree level. We believe this efficient learner acquisition model has allowed us to build one of the largest global audiences of adult learners in the world and to serve learners at various price points, with competitive margins for us and our educator partners.

Coursera’s data and machine learning systems drive personalized learning, and skills benchmarking. We believe that our unified technology platform is not only making global higher education more accessible and more effective but is also enabling educators to author and distribute high-quality content efficiently, employers to upskill and reskill their talent, and learners to advance their careers in a flexible learning environment. Further, our platform allows employers to tap into a diverse talent pool and provide them with insight into which learners have the requisite skills for specific job roles, and it also allows learners to develop and showcase their skills. For example, we announced our entry-level Professional Certificates from industry partners in India, including PwC India and Tally, to help build job-ready skills.

In addition to offering content and credentials directly to individuals at Coursera.org, we also sell directly to organizations and institutions, including employers, colleges and universities, and government entities and agencies. Employers can use Coursera for Business to help employees develop new skills in order to better acquire and serve customers, lower costs, reduce risk, and remain competitive in the new digital economy. Colleges and universities can use Coursera for Campus to deliver university-branded online learning in a new era of financial challenges for higher education and evolving student preferences for hybrid learning. Government entities and agencies can use Coursera for Government to train, reskill, and upskill employees and citizens into fast-growing digital roles that constitute a significant share of new job opportunities.

The global higher education market is large and growing. As we press our advantages to continue penetrating this market opportunity, we have multiple strategies to drive our growth, including increasing adoption and penetration of our Enterprise offerings; expanding the number of online degrees and the number of students in Degrees programs; continuing to grow our learner base and build our brand; growing our content and credentials catalog and network of educator partners; improving conversion, upsell, and retention of paid consumer learners; and continuing our global expansion.

Our business has experienced strong growth since our founding in 2011. For the years ended December 31, 2022 and 2021, our revenue was $524 million and $415 million, respectively. We continue to invest in our business and had a net loss of $175 million and $145 million for the years ended December 31, 2022 and 2021, respectively.

Our Offerings to Individuals, Organizations, and Institutions

Coursera.org for Individuals

Although our university partners offer thousands of courses across a wide range of domains, most learners come to Coursera to start and advance their careers. Learners consume content from our diversified portfolio, which is designed to meet a wide variety of goals and preferences. Learners coming to Coursera are offered a broad range of learning offerings, from a 2-hour Guided Project on how to build a website, to an entry-level Professional Certificate, to a Master of Public Health degree from the University of Michigan.

As technology automates more repetitive, predictable, lower-skilled job tasks, individuals around the world are looking to reskill with professional certificates and college degrees in order to move into emerging digital careers. Coursera offers a portfolio of entry-level Professional Certificates from Google, IBM, Intuit, Meta, Salesforce, and SAP that help develop the skills needed to land entry-level digital jobs in information technology, cybersecurity, data science, marketing, sales, design, and software engineering and development without requiring a college degree or any experience in the field. Coursera also has fully online degrees in data science, computer science, engineering, business, social science, and public health.

The full Coursera catalog includes*:

•
3,400+ Guided Projects: Gain a job-relevant skill in less than two hours for $9.99
•
5,500+ Courses: Learn something new in 4 to 6 weeks for free, or for prices up to $99
•
700+ Specializations: Gain a job-relevant skill in 3 to 6 months for $39 to $79 per month
•
125+ Certificates
o
35+ Entry-level Professional Certificates: Earn a certification of job readiness for an in-demand career in 3 to 9 months for $39 to $79 per month
o
25+ MasterTrack Certificates: In 3 to 12 months, earn a university-issued certificate from a module of a university degree and credit that can be applied to that degree in the future for approximately $2,000 to $5,000
•
40+ Degrees: Earn a bachelor’s or master’s degree fully online for approximately $5,000 to $45,000 or earn a postgraduate diploma

* As of December 31, 2022. The time periods noted are intended completion timeframes; actual time to completion varies by learner. Learners may also access certain courses, Specializations, and Professional Certificates through a Coursera Plus subscription. Prices reflect rounded ranges applicable to nearly all content and credentials; a small percentage may exceed the top and bottom ends of the range.

Our platform enables learners to discover the right content and credentials by domain (e.g., business, technology, health), by skill (e.g., Python, statistics, data visualization), and by job role (e.g., data analyst, marketer, engineer). Once learners enroll in a course, our unified technology platform enables them to learn more effectively to advance in their careers and earn credentials to signal their learning to prospective employers.

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
•
A mobile app that enables course downloads for offline learning, which is especially important for students with limited or intermittent internet connectivity or power; and
•
Localized learning experiences including localized homepage, payment options, local partnership, and content discovery.

Coursera Plus is a subscription pricing model that gives learners access to over 9,000 courses, Guided Projects, Specializations, and Professional Certificates on Coursera for a monthly or annual fee.

Coursera for Enterprise

Coursera is available to organizations and institutions around the world, allowing businesses, academic institutions, and governmental organizations to enable their employees, students, and citizens to gain critical skills aligned to the job market of today and tomorrow. Institutions play a major role in tackling the global reskilling challenge by providing awareness, incentives, and financial support for lifelong learning.

Coursera has designed a single, unified platform that allows us to configure a common set of content and features to meet the various needs of Enterprise customers. The common content and features on Coursera’s Enterprise learning platform include:

•
A broad catalog of more than 5,000 courses, hands-on projects, and professional certificates, especially in the domains of data science, technology, and business;
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
•
Dashboards that enable administrators to deliver tailored learning programs to specific learner groups, measure and track progress in skills development, and benchmark learner skill proficiency;
•
LevelSets that help learners calibrate targeted content recommendations to their skill level so they can reach learning goals faster; and
•
Career Academy that leverages our entry-level Professional Certificates and Guided Projects to deliver the skills and credentials that can prepare learners for in-demand, digital jobs, even those with no college degree or prior work experience.

Coursera for Business helps employers upskill and reskill their teams to drive innovation, competitiveness, and growth and can be used to attract and retain talent in a competitive labor market as employers are increasingly positioning learning programs as a career development benefit. Our content in data science, technology, and business is especially relevant to employers; Private Authoring allows businesses to create courses and projects using their own datasets and tools; SkillSets, Academies and LevelSets can be tailored to company-specific job-roles and skill requirements; Coursera Labs helps employers provide hands-on training using the tools that are deployed in their corporate environments; and Dashboards allow businesses to benchmark skill proficiency against specific industry and competitive peer groups.

Coursera for Campus empowers academic institutions to offer job-relevant, online education to students, faculty, and staff. Career Academy offers industry microcredentials alongside core university curriculum to attract students and produce graduates who have the skills and abilities that employers are looking for. Our content from leading universities and academic integrity features are especially relevant to colleges that allow students to earn credit towards their university degree by taking online courses; Private Authoring allows faculty to create courses and projects that meet their particular curricular needs; SkillSets and LevelSets help faculty and students understand what skills will improve the chance of getting hired into particular job roles after graduation; Coursera Labs enables schools to supplement conceptual study with hands-on learning in a scalable cloud environment; and Dashboards help faculty and career placement personnel enhance student employability by benchmarking student skill proficiency against specific industry job roles.

Coursera for Government partners with national and local governmental organizations to deliver workforce reskilling programs for in-demand jobs. We also work with governmental organizations to develop and empower the next generation of government leaders through skill development programs. Our Professional Certificates and content from leading universities and industry partners are especially relevant to government officials who seek to prepare citizens for emerging jobs in their region and enhance the skills of public sector employees; Private Authoring allows agencies to create localized hands-on projects using regional instructors to develop skills to meet regional employment opportunities; LevelSets help learners assess their skill level and find the right content for their needs; Guided Projects enable governments to provide citizens and employees with hands-on training for the latest digital tools; and Skills Dashboards help workforce development personnel measure skill development and benchmark skill proficiency against workforces in other countries. Workforce development programs include entry-level Professional Certificates specifically designed to prepare workers without a college degree or prior work experience, allow workers to explore careers, develop key skills and competencies, build a portfolio of hands-on projects using actual workplace tools, and earn industry recognized credentials.

Our Social Impact Programs and Pandemic Response

Coursera Social Impact Programs

Universal access to world-class learning is critical for social change. Over the last five years, we have fostered an initiative to provide underserved learners with access to high-quality education that supports personal development, career advancement, and economic opportunity. Through our social impact programs, we have worked with more than 100 nonprofit and community organizations to provide free access to our learning resources for more than 180,000 learners across the globe. These learners collectively logged more than 350,000 course enrollments during the year ended December 31, 2022.

Our Response to the COVID-19 Pandemic

The COVID-19 pandemic sharply increased the need for online learning beginning in 2020. Individuals, organizations, and institutions relied on online learning to navigate change and disruption. We, along with our partners, launched several initiatives to help mitigate the pandemic’s impact on communities worldwide including Campus Response Initiative, Workforce Recovery Initiative, Employee Resilience Initiative, and Contact Tracing Course. As enterprises and their employees have largely adapted to the most pressing challenges of hybrid and remote work, we have sunset these initiatives.

Learners

Learners can come to Coursera to start and advance their careers, reach their educational goals, and enhance their lives. As of December 31, 2022, approximately 118 million learners had registered with Coursera to learn from more than 300 leading university and industry partners in thousands of offerings ranging from open courses to full diploma-bearing degrees. Coursera serves learners in their homes, through their employers, through their colleges and universities, and through government-sponsored programs. We offer learners a broad range of learning offerings, from a 2-hour Guided Project for $9.99 on how to build a website, to an entry-level Professional Certificate for $39 per month, to a Master of Public Health degree from the University of Michigan for approximately $45,000.

•
The top five countries represented by registered learners on Coursera as of December 31, 2022 were (1) the United States (“U.S.”), with 22.1 million registered learners, (2) India, with 19.0 million registered learners, (3) Mexico, with 5.7 million registered learners, (4) Brazil, with 4.8 million registered learners, and (5) China, with 3.7 million registered learners.
•
In 2022, learners logged more than 39 million course enrollments, watched 434 million lectures, and completed 70 million assessments.
•
Learners have logged more than 6.3 million Guided Project enrollments since we launched Guided Projects in 2020.
•
Our growing Professional Certificate catalog has enrolled 7.3 million learners since we launched this catalog in 2018.
•
Over 18,000 students were enrolled in Degrees programs as of December 31, 2022.

Overall, learners are satisfied with their experiences on Coursera and with the outcomes Coursera learning helps them achieve. Of learners who have rated a course in 2022, 81% gave their course a full 5-star rating.

Businesses

Employers can use Coursera for Business to help employees develop new skills in order to better acquire and serve customers, lower costs, reduce risk, attract and retain talent, and remain competitive in today’s economy. The launch of our Enterprise segment in 2016 has enabled customers to choose Coursera to reskill and upskill their teams with critical skills in business, technology, data science, and other disciplines.

•
These organizations include more than 1,100 Paid Enterprise Customers that purchase Coursera through our direct sales force, as well as on our platform through our Coursera for Teams offering or through our channel partners.
•
Over 60% of Coursera’s direct sales business customers are outside of the U.S.
•
In 2022, Coursera for Business learners logged over 3.5 million course enrollments.

Colleges and Universities

Colleges and universities can use Coursera for Campus to deliver university-branded, online learning in a new era of financial challenges for higher education and evolving student preferences for hybrid learning. Coursera for Campus enables colleges and universities to leverage our global online learning platform to provide job-relevant, credit-ready, high-quality learning at a higher scale. Accelerated by the pandemic, thousands of higher education institutions launched Coursera for Campus over the past few years, making it one of our fastest growing offerings. We launched Career Academy in 2022, which offers industry microcredentials alongside core university curriculum to attract students and produce graduates who have the skills and abilities that employers are looking for.

Governments

Governments can use Coursera for Government to build a competitive workforce that drives sustainable economic growth by upskilling employees for public sector success and reskilling citizens for career advancement.

Our Competitive Strengths: The Power of Our Business Model

We believe that our competitive advantage is based on the following key strengths:

Trusted brand with a large learner base. With approximately 118 million registered learners, we have one of the largest global audiences of adult learners in the world. This large learner base attracts top educator partners, creates Enterprise and Degrees leads, provides data and insights, increases operating scale, improves search engine optimization performance, and produces favorable economics.

Our consumer flywheel creates a price-to-cost advantage. We make it easy for learners to come to Coursera and explore learning options through free open courses and projects. We believe this efficient acquisition model, powered by free, high-quality content, global partner brands, deep expertise in search engine optimization, strong word-of-mouth referrals, public relations, and a profitable affiliate paid marketing channel, enables us to attract learners to Coursera at scale and connect them with the right learning experiences over the course of their academic and professional lives.

Free university and industry branded content
Attracts
Motivated global learner base at low customer acquisition cost
Generates word-of-mouth
Some of which pay
Some registrants pay for courses and degrees
Drives value for content partners
Revenue to partners incentivizes content creation
Creates

Branded catalog of modular and stackable content and credentials. Our broad catalog and flexible technology platform provide many entry points for learners and allow us to give learners a path to achieving their goals, regardless of their starting place. This allows us to help learners find the right learning program based on their prior skills, credentials, experience, and career desires and provide pathways for them to accomplish their goals. For example, a learner with no college degree or experience might start their learning journey with the Google IT Professional Certificate over three to six months, land a new IT job, and get academic credit towards the University of London Bachelor’s of Computer Science, which they can complete while working, lowering the opportunity cost of earning that degree. We believe we are the only platform with the ability to blend industry credentials with traditional academic degree credentials at scale. Many of our credentials have American Council on Education (“ACE”) Credit Recommendation, which makes it easier for learners to earn academic credit towards a local or online degree program.

Network of leading academic and industry partners. Our large and global learner base attracts top-tier educator partners by allowing them to reach new audiences and create new revenue streams with relatively small up-front investments. We carefully select our university and industry partners, prioritizing quality, subject expertise, and geographic appeal. As technology advances and new relevant skill sets emerge, our growing partner relationships enable us to be responsive in providing in-demand skills for aspiring and ascending professionals.

Job-relevant, hands-on projects, and industry certificates. In order to compete and keep pace with the rapidly changing skills landscape, learners need to be able to quickly identify and learn practical skills using job-relevant tools. Our Project Network is composed of instructors who have demonstrated expertise in a tool or skill through industry experience or academic background in the topic of their project. Professional Certificates, some of which are authored by well-known employer brands such as Google, IBM, Intuit, Meta, Salesforce, and SAP, allow learners to efficiently reskill and upskill for new jobs. We offer a diverse selection of Professional Certificates from a wide range of roles, industries, brands, and languages, many of which have ACE credit recommendation enabling more universities to accept the certificates for academic credit toward a degree program. Similarly, our technology platform allows instructors to efficiently launch one to two hour Guided Projects that teach the latest in-demand skills to learners with a hands-on learning experience.

Multi-channel Enterprise model. With a single content catalog and a unified technology and data platform, we are able to distribute content and credentials to a global audience of more than 1,100 paying businesses, academic institutions, and governmental organizations. Our technology enables our educator partners to reach large, globally distributed employee populations through the workplace and provide them with high-quality lifelong learning. Our technology also allows collaboration among institutional networks, so that businesses, universities, and government organizations can collaborate on Coursera by sharing content, program settings, licenses, and data insights.

Rich data analytics and skills graphs. Since all of our teaching and learning activities happen online, our platform is able to capture a significant amount of data across millions of enrollments related to teaching, learning, content, and outcomes. This data allows us to drive learner success through personalized learning, map skills to content and jobs through a system of machine learning models, and unlock marketing efficiencies by automating and targeting communications with learners to generate engagement.

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

Key elements of our strategy of growing our business include:

Continue to invest in growing our Enterprise channels. Coursera’s growth is driven in part by expansion into new logos as well as broader penetration of learners within our existing base of business, university, and government customers. Our team identifies and engages with potential Enterprise customers. Once our platform has been adopted, we focus on expanding and growing our relationships with existing customers. Our relationships often begin with departmental deployments, evolving to multi-department and ultimately organization-wide utilization as our value is evangelized and proven within our customers’ learner bases.

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

Continue to grow our learner base and build our brand. We intend to continue to invest in increasing the number of registered learners on Coursera and increasing awareness of the Coursera brand. Our large learner base and brand create a virtuous cycle, increasing our value to educator partners and providing incentive for them to author additional content and credentials. This broader catalog, in turn, enhances the appeal of Coursera to learners, which grows our consumer learner base. We believe the content and credentials from our university and industry partners generate meaningful organic and unpaid traffic to Coursera, which reduces our cost of learner acquisition. A growing learner base also generates synergistic opportunities for other parts of our business, as some learners will go on to enroll in Degrees programs or provide us with Enterprise leads.

Grow our content and credentials catalog and network of educator partners. We plan to continue to invest in growing our catalog of projects, courses, Specializations, certificates, and degrees across a broad range of topics and expanding our network of educator partners.

Improve conversion, upsell, and retention of paid Consumer learners. Our Consumer platform makes it easy for individuals to come to Coursera and learn, allowing for a natural progression of learners to go from free projects or courses to full online degrees. One of the tools used is Coursera Plus, launched in February 2020, which contributes to conversion and retention of paid Consumer learners. In 2022, over 60% of our cash receipts from Consumer offerings came from individual learners who were registered on our platform as of December 31, 2021.

Continue global expansion. Approximately 47% of our revenue for the year ended December 31, 2022 came from learners outside of the U.S. We plan to continue to market our offerings and programs to individual learners, businesses, academic institutions, and governments globally, providing us broad access to the addressable market while also building on our global brand as a leading learning destination.

Competition

The market for global adult online learning is highly fragmented and rapidly evolving. We expect alternative modes of learning to continue to accelerate as players in this industry introduce new and more competitive products, enhancements, and bundles. Participants in the global adult online learning ecosystem include:

•
Direct-to-consumer, online education companies: 2U, Inc., through its subsidiary edX Inc., and Udemy, Inc.;
•
Companies that provide technology solutions and services to universities offering online learning programs: 2U, Inc., Eruditus Learning Solutions Pte. Ltd., Noodle Partners, Inc., and upGrad Education Private Limited;
•
Corporate training companies: Skillsoft Corp., LinkedIn Corporation through its LinkedIn Learning services, Pluralsight, Inc., and Udacity, Inc.;
•
Providers of free educational resources: Khan Academy, Inc., The Wikipedia Foundation, Inc., and Google LLC (“Google”) through its YouTube services; and
•
Internal online degree platforms: Online degree programs developed in-house by universities.

We believe we have a number of advantages over these competitors due to our unique combination of:

•
a trusted global brand;
•
a base of approximately 118 million registered learners;
•
a freemium consumer model that creates a price-to-cost advantage;
•
a broad catalog of branded, high-quality content and credentials;
•
job-relevant, hands-on projects and industry certificates;
•
a network of over 300 leading university and industry educator partners;
•
a multi-channel Enterprise model serving more than 1,100 paid Enterprise customers; and
•
rich data analytics and skills graphs.

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

Learners come to Coursera primarily through free or low-cost acquisition channels such as public relations, word of mouth, and natural search. We also derive a smaller percentage of learners through cost-efficient paid advertising channels including an affiliate publisher network and paid search.

With our consumer brand, we can market categories of degree and certificate programs to learners earlier in their consideration process. This allows us to connect learners with targeted learning opportunities based on their background and goals. By connecting Coursera’s learners with relevant degree programs, we efficiently tap into latent degree demand from our consumer base and combine automated nurture strategies earlier in the funnel with higher-touch efforts to assist potential students who are further along in their purchase decision. We promote our courses, Specializations, entry-level Professional Certificates, and MasterTrack Certificates that can count as progress towards a degree both to allow prospective students to discover our Degrees and to increase conversion rates by enabling applicants to sample content and build interest and confidence before enrolling in one of our Degrees programs. Also, with performance-based admissions, learners are guaranteed admission to a Degrees program from successful completion of a series of courses regardless of their previous academic or work experience.

The data from Coursera’s consumer ecosystem helps drive Enterprise marketing efficiency. Related insights, especially on how a company’s skill proficiencies stack up relative to the competition, based on the aggregated learning behaviors of consumer learners working at a given company, help us reach prospects with targeted skill development solutions.

Our Enterprise sales team identifies and engages with potential organizational and institutional customers around the world. With our international expansion, we have deployed a more regionally distributed approach to sales and account management with a focus on growing and upselling Enterprise accounts.

Research and Development

We have a technology and data-driven research and development team that creates and maintains our platform, products, and insights to deliver a high-quality learning experience to our customers and educator partners cost-effectively and at scale. We leverage our large partner and customer base, our engaged learner community, and our focus on user-driven innovation to aggregate feedback on features and functionality and consistently improve our offerings and platform. Our production environment runs in a cloud environment, providing scalable storage and elastic computing.

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

Our research and development teams are concentrated in California, Canada, and Bulgaria, but are expanding into other regions with our remote workforce that allows us to access diverse, talent-rich markets as we grow. We believe our research and development teams are diverse, bringing unique and essential perspectives to our platform.

Public Benefit Corporation Status

On February 1, 2021, we amended our certificate of incorporation to become a Delaware public benefit corporation (“PBC”). We believe being a PBC reinforces our long-term commitment to providing global access to affordable and flexible world-class learning and aligns with our mission, culture, and values.

PBCs are a relatively new class of corporations that are intended to produce a public benefit and to operate in a responsible and sustainable manner. Under Delaware law, PBCs are required to identify in their certificate of incorporation the public benefit they will promote, and their directors have a duty to manage the affairs of the corporation in a manner that balances the pecuniary interests of the stockholders, the best interests of those materially affected by the corporation’s conduct, and the specific public benefit identified in the certificate of incorporation. They are also required to publicly disclose a report that assesses their public benefit performance at least every two years.

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

The process for becoming a B Corp involves taking and passing a comprehensive and objective assessment of a business’s positive impact on society and the environment, which includes over 200 questions measuring the business’s impact on its customers, employees, communities, and the environment, as well as a validation process that includes review of supporting documentation and verification interviews. Once certified, every B Corp must make its assessment score publicly available on B Lab’s website. Acceptance as a B Corp and continued certification is at B Lab’s sole discretion. We believe that our status as a B Corp further demonstrates our commitment to our mission and public benefit purpose.

Regulatory Matters

As a service provider to higher education institutions both in the U.S. and internationally, either directly or indirectly through our arrangements with partners, we are required to comply with certain education laws and regulations.

General

Higher education is heavily regulated in the U.S. and most international jurisdictions, and our university partners are subject to extensive legislation, regulation, and oversight. The regulations, standards, and policies they are governed by and must adhere to are complex, change frequently, and are often subject to differing interpretations and can be implemented with little to no interpretative guidance. These changes could compromise our university partners’ accreditation, authorization to offer online learning in various states or countries, permissible activities, or access to U.S. federal funds under Title IV of the Higher Education Act of 1965, as amended (respectively, “Title IV” and “HEA”).

At times, our university partners are subject to regulations that were designed to address in-person, correspondence or other types of learning experiences not offered online and may be difficult to interpret or apply to the types of programs they offer on our platform. Degrees or certifications earned through an institution in one jurisdiction may not be recognized as valid or sufficient in other jurisdictions, including internationally, for employment, to satisfy prerequisites for advanced degrees, or other opportunities. Additionally, numerous U.S. states require education providers to be licensed or authorized in such a state simply to enroll persons located in that state into an online education program or to conduct related activities, such as marketing.

The vast majority of our U.S.-based college and university partners participate in the federal student financial assistance programs under Title IV, and are subject to extensive regulation by the Department of Education (“DOE”), as well as various state agencies, licensing boards, and accrediting agencies. To participate in Title IV programs, an institution must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting agency recognized by the DOE, and be certified by the DOE as an eligible institution. The increased scrutiny and results-based accountability initiatives in the education sector, as well as ongoing policy differences in Congress regarding spending levels, could lead to significant changes in connection with the upcoming reauthorization of the HEA or otherwise. These changes may place additional regulatory burdens on postsecondary schools participating in Title IV programs generally, and specific changes may be targeted at companies such as ours that serve higher education within the U.S. Regulatory activities and initiatives of the DOE may have similar consequences for our business even in the absence of Congressional action.

Authorization and Approval

Our U.S.-based university partners are required to obtain the appropriate approvals from the DOE and applicable state and accrediting regulatory agencies for new programs. Similar approvals and reviews may be required for programs from our educator partners based outside of the U.S. and for our partners to offer programs in other countries.

Our educator partners, both U.S. and international, may also be required to be authorized in certain states to offer online programs, engage in advertising or recruiting, and operate externships, internships, technical training, or other forms of field experience, depending on state or international law. Although many of our programs are offered by U.S.-based higher education institutions that hold such authorizations or participate in an appropriate state reciprocity agreement such as the State Authorization Reciprocity Agreement (“SARA”), other educator partners are not traditional education institutions or operate outside of the U.S. and do not hold such state authorizations. Some institutions, including California higher education institutions, currently do not participate in SARA.

We or our educator partners may also be required to obtain appropriate approvals under international education laws and regulations. For example, a recent Indian regulation relating to online higher education requires, among other things, that learning platforms utilized by Indian universities to offer online degrees be approved by a technical committee of the Indian regulator.

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

DOE “Dear Colleague Letter”

Each institution that participates in Title IV programs agrees, as a condition of its eligibility to participate in those programs, that it will not “provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any persons or entities engaged in any student recruiting or admission activities or in making decisions regarding the award of student financial assistance.” The vast majority of our U.S.-based university partners participate in the Title IV programs. Although this rule, referred to as the incentive compensation rule, generally prohibits entities or individuals from receiving incentive-based compensation payments for the successful recruitment, admission, or enrollment of learners, the DOE provided clarifying guidance in March 2011 interpreting the incentive compensation rule as permitting tuition revenue-sharing arrangements known as the “bundled services exception.” Our current business model relies heavily on the bundled services exception to enter into tuition revenue-sharing agreements with our U.S.-based university partners.

The DCL issued by the DOE on March 17, 2011 sets forth the guidance of the DOE regarding various regulations that were implemented around that time. The DCL affirms that “[t]he Department generally views payment based on the amount of tuition generated as an indirect payment of incentive compensation based on success in recruitment and therefore a prohibited basis upon which to measure the value of the services provided.” The DCL, however, in Example 2-B, clarified an important exception to this prohibition for a business model that complies with the bundled services exception: “A third party that is not affiliated with the institution it serves and is not affiliated with any other institution that provides educational services, which third party provides bundled services to the institution including marketing, enrollment application assistance, recruitment services, course support for online delivery of courses, the provision of technology, placement services for internships, or student career counseling, may receive from an institution an amount based on tuition generated for the institution by the third-party’s activities for all bundled services that are offered and provided collectively, as long as the third party does not make prohibited compensation payments to its employees, and the institution does not pay the third party separately for student recruitment services provided by the entity.”

The DCL guidance indicates that an arrangement that complies with Example 2-B will be deemed to be in compliance with the incentive compensation provisions of the HEA and the DOE’s regulations. Our business model and contractual arrangements with our U.S.-based university partners are designed to follow Example 2-B in the DCL. However, the inherent ambiguity in the DCL and the incentive compensation rule creates the risk that DOE or a court, including, notably, in the context of a “whistleblower” claim under the federal False Claims Act, could disagree with that interpretation. If the DOE or a court determined that our business model or even the practices of a subcontractor did not meet the bundled services exception, we could have contractual obligations to our U.S.-based partners such as indemnifying a partner from private claims, government investigations, or demands for repayment of Title IV program funds.

Further, because the bundled services rule was promulgated by agency guidance through the DCL and is not codified by statute or regulation, there is risk that the exception could be altered or removed without prior notice, public comment period, or other administrative procedural requirements that accompany formal agency rulemaking. For example, the DOE recently issued new guidance expanding the application of third-party servicer requirements, including an annual audit requirement, to any entity providing recruitment services or content. The DCL has been criticized by commentators and lawmakers, including in a June 2022 report by the U.S. House Committee on Appropriations, which urged the DOE to rescind the guidance, and in a recent commentary authored by Representative DeLauro, the ranking member of the House Appropriations Committee and the Labor, Health and Human Services, Education, and Related Agencies Subcommittee. The DOE has recently announced a “listening session” to receive public comment on the bundled services exception. In addition, the legal weight the DCL would carry in litigation over the propriety of any specific compensation arrangements under the HEA or the incentive compensation rule is uncertain. We can offer no assurances as to whether the exception in the DCL would be upheld by a court or how it would be interpreted.

Misrepresentation Rule

Under our contracts with U.S.-based college and university partners, we are required to comply with other regulations promulgated by the DOE and comparable state laws that affect our marketing activities, including the misrepresentation rule. The misrepresentation rule is broad in scope and applies to statements our employees or agents may make about the nature of an educator partner’s program, their financial charges, or the employability of their program graduates.

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

Family Educational Rights and Privacy Act (“FERPA”)

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

Cybersecurity

Coursera maintains an information security management system independently certified to International Organization for Standardization (“ISO”) / International Electrotechnical Commission (“IEC”) 27001:2013 standards and managed by our security team to ensure security controls conform to established standards across our products, services, and infrastructure components. Our online learning platform undergoes internal security testing prior to release, and we employ third parties to perform penetration and vulnerability tests on our platform on at least an annual basis. We also obtain independent third-party audit opinions related to security and availability annually, such as Systems and Organization Controls 2 Type 2 (“SOC 2”) audit reports and ISO 27001 certification. Our technology platform is hosted at major cloud-hosting providers globally, and we also require our providers to be independently SOC 2 attested and/or ISO 27001 certified.

Human Capital Resources

Overview

At Coursera, we create and nurture a system of equitable employee services and workplace experiences to help employees perform at their best and to deliver our mission of transforming lives through learning. As of December 31, 2022, 1,401 full-time employees make up a global community that is driven by a shared purpose and transformative impact. Our team also engages contractors and consultants for auxiliary services and support.

Our focus on building a great place to work has resulted in a strong culture that values innovation and results at scale. Our employees are proud to work at Coursera and of the positive social impact that we can make together. To further enable our ability to grow and fulfill our public benefit objectives, we continue to invest in attracting, retaining, and developing team members while enhancing diversity and inclusion in our workforce.

Diversity, Equity, and Inclusion (“DEI”)

Building a more diverse workforce powers our ability to deliver on Coursera's mission: it fuels the performance and innovation we need to provide universal access to world-class learning, and it inspires collaboration to help us create inclusive learning alongside our university and industry partners and Enterprise customers.

At Coursera, we strive to promote a culture of continuous learning and improvement. For the last ten years, we have measured employee engagement and tracked employees’ perspectives on important issues through our employee pulse surveys. Our participation rate continues to be high, at 97% for 2022. Employee pulse survey results provide important insight into organizational health and allow us to address opportunities for improvement in more focused and meaningful ways.

Our DEI initiatives and programs also strengthen our workplace culture and support talent acquisition and retention goals. We support our DEI strategies to enhance workplace diversity, promote cross-cultural learning, and advance our ongoing efforts to build a company where everyone can thrive. We approach DEI through three strategic pillars: workplace, workforce, and marketplace.

Workplace. Diversity of identity, voice, background, and experience are all key elements of our employee value proposition. We continue to drive meaningful change in our representation while strengthening brand credibility within underrepresented population communities by building, assessing, and evolving our goals for attracting, engaging, hiring, and growing talent.

Workforce. As an organization, we are committed to DEI in our workforce and the evolution of our values and culture. We focus on early and consistent engagement with various communities and tracking inclusive practices. That means continued assessment of equitable talent pipeline development, hiring, and advancement across our diverse talent pools. We also support our employee resource groups, which are employee-led groups that foster inclusivity and build community by cultivating a positive and engaging culture in which employees of different backgrounds, lifestyles, and abilities are respected and can thrive. They represent the perspectives of our diverse learners, customers, and partners through a focus on DEI and social impact.

Marketplace. Coursera's mission sits at the core of our commitments and DEI efforts, and we recognize the impact our work product brings to our global learner base, Enterprise customers, and educator partners. We want to ensure that they are represented in our content, product, brand and business strategy.

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

We offer learning programs and tools to support employees on their personal learning journeys and to promote organizational learning objectives. Through our internal learning program called SkillUp, employees have access to a sizable catalog of courses, specializations, and certificates on the Coursera platform to help employees build job-relevant skills and advance their careers. Employees can also choose to go deeper: For employees who are accepted into select degree programs on Coursera, we proudly offer scholarships that cover 100% of tuition and fees.

We aspire for Coursera to be a place where employees are challenged and stretched and will continue investing in employee development opportunities that enable team members to maximize their impact and grow their careers.

Total Rewards and Pay Equity

We provide competitive compensation. Compensation at Coursera is fair, routinely benchmarked to be market-competitive, and focused on performance. To align compensation and performance, we have established an on-going cadence for performance reviews that supplement a culture that is core to Coursera of regular, open, and casual feedback.

Furthermore, our compensation practices are designed to help ensure fair and equal pay to all employees regardless of gender, identity, race, age, or other protected characteristics. We routinely review our pay structures to identify possible pay disparities and opportunities to improve our pay practices.

Employee Wellness

Our workforce strategies prioritize employee well-being and take an integrated approach to mental, physical, and financial well-being for our employees. These efforts include providing access to free wellness programs such as therapy and access to wellness coaching, mindfulness training, and live community sessions; stipends for home office equipment and internet services; access to co-working spaces around the globe as well as a variety of events to foster employee engagement, connection, and collaboration.

Available Information

Our website is located at www.coursera.org, and our investor relations website is located at investor.coursera.com. We file electronically with the United States Securities and Exchange Commission (“SEC”) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available on our investor relations website, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These filings with the SEC are also available on the SEC’s website located at www.sec.gov. We announce material information to the public through a variety of means, including filings with the SEC, press releases, company blog posts, public conference calls and webcasts, as well as the investor relations section of our website. We use these channels to communicate with investors and the public about our company, our products and services and other matters. Therefore, we encourage investors, the media and others interested in our company to review the information we make public in these locations, as such information could be deemed to be material information. Further, corporate governance information, including our corporate governance guidelines, code of business conduct and ethics, and committee charters, is also available on our investor relations website. The content of, or accessible through, our websites are not incorporated by reference into this Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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
•
Our historical growth, which may not be indicative of our current or future growth;
•
Our limited operating history, which makes it difficult to predict our future financial and operating results;
•
We have incurred significant net losses since inception, and we may not achieve or maintain profitability in the future;
•
The nascency and market adoption of online learning solutions, which may not grow as we expect;
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

Our quarterly and annual revenue and operating results have historically fluctuated from period to period, and our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance. Factors that may cause fluctuations in our quarterly operating results include, but are not limited to, the following:

•
our ability to maintain existing customers and attract new customers, including businesses, governmental organizations, and educational institutions that subscribe to our Enterprise platform, as well as learners who access the content and credentialing programs available on our platform;
•
our ability to continue to offer compelling content and degrees or other credentialing programs created by our industry and university partners;

•
changes in, or trends affecting, subscriptions to our Enterprise platform from businesses, governmental organizations, and educational institutions;
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
•
changes in laws, regulations, or accounting principles that impact our business; and
•
general political, economic, or market conditions and events affecting any of the above, including the impact of inflation, currency and interest rate fluctuations, the outcome of political elections, geopolitical tensions or hostilities, such as the military conflict in Ukraine, supply chain disruptions, and the COVID-19 pandemic.

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

We experienced rapid revenue growth in recent periods with revenue of $523.8 million, $415.3 million, and $293.5 million in the years ended December 31, 2022, 2021 and 2020, respectively. You should not rely on our revenue for any previous annual or quarterly period as any indication of our revenue or revenue growth in future periods. As we grow our business, we expect our revenue growth rates to decline compared to prior years for a number of reasons, which may include more challenging comparisons to prior periods as our revenue grows, slowing demand for our platform or offerings, slowing growth of our sales, increasing competition, increasing regulation, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities. In addition, our growth rates are likely to experience increased volatility, and may decline, due to inflation and currency and interest rate fluctuations, the world's recovery from the COVID-19 pandemic, and related shifts in societal and economic circumstances.

We have a limited operating history, and our offerings continue to evolve, which makes it difficult to predict our future financial and operating results.

As a result of our limited operating history and the evolving scope of our offerings, our forecast of future operating results may be less accurate than if we had a longer operating history, and such forecasts are subject to a number of uncertainties, including those discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K (“Form 10-K”). If we do not manage these risks successfully, our operating and financial results may differ materially from our expectations and our business and stock price may suffer.

We have incurred significant net losses since inception, and we may or may not achieve or maintain profitability in the future.

We incurred net losses of $175.4 million, $145.2 million and $66.8 million in the years ended December 31, 2022, 2021 and 2020, respectively, and we had an accumulated deficit of $664.1 million and $488.8 million as of December 31, 2022 and 2021, respectively. We may or may not achieve or maintain profitability in the future. Even if we achieve profitability, we may not be able to maintain or increase our level of profitability.

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

Certain expenditures, including those to expand our course offerings and the robustness of our platform, expand our learner base and our sales and marketing efforts, and improve and scale our technology, will make it more difficult for us to achieve and maintain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. If we are forced to or elect to reduce our expenses, including through cost control measures or a reduction in headcount, it could negatively impact our growth and growth strategy. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our common stock could decline significantly, and you could lose some or all of your investment.

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

We may change the contract terms, including our pricing models, for our offerings, which in turn could impact our operating results.

We have limited experience with respect to determining the optimal prices and contract length for our offerings, and as a result, we have in the past, and expect that we may in the future, change our pricing models or target contract length from time to time, which could impact our operating and financial results. For example, in February 2020, we launched Coursera Plus, an annual subscription plan with unlimited access to a variety of our courses, Specializations, and professional certificates, at a fixed annual cost, and in the second quarter of 2020, we augmented our Coursera Plus pricing model to include a monthly subscription option. We may need to continue to adjust our pricing models and conduct pricing experiments as we gain experience with our offerings. For instance, from time-to-time, we test pricing localization to account for market segmentation and conduct other pricing experiments. As the market for our learning platform grows (if ever), as new competitors introduce competitive applications or services, or as we enter into new international markets, we may be unable to attract new customers at the same price or based on the same pricing models we have historically used, or for contract lengths consistent with our historical averages. In addition, as we develop and roll out new offerings, or expand existing offerings, we will need to develop pricing and contract models for these offerings that appeal to customers and learners over time, and we may not be successful in doing so. Pricing and contract length decisions may also impact the mix of adoption and retention among our offerings and negatively impact our overall revenue. Competition may require us to make substantial price concessions or accept shorter contract durations, or other unfavorable contract terms. Our revenue and financial position may be adversely affected by any of the foregoing, and we may have increased difficulty achieving profitability.

If we fail to maintain and expand our partnerships with university and industry partners, our ability to grow our business and revenue will suffer.

The success of our business depends in large part on the continued and increased development and volume of compelling educational content and credentialing programs by our university and industry partners, which we refer to collectively as our educator partners, as well as maintaining existing educational content and credentialing programs. We may face several challenges in establishing, maintaining, and expanding these relationships. For instance, our educator partners who use our platform are required to invest significant time and resources to adjust the manner in which they develop educational content and credentialing programs for an online learning environment. The delivery of degree programs online at educational institutions has not yet achieved widespread acceptance, and administrators and faculty members may have concerns regarding the perceived loss of control over the educational process that might result from offering courses and degrees online, the effectiveness of asynchronous learning, the heightened potential for learners to use generative artificial intelligence tools to generate their online coursework, as well as concerns regarding the ability to provide high-quality education online that maintains the standards they set for their on-campus programs. There can be no assurance that online programs, such as those offered on our platform, will ever achieve significant market acceptance, and universities and organizations may therefore decline to engage with our platform. Further, if we were to lose a significant number of educator partners, including those who provide a significant portion of the educational content and credentialing programs available on our platform, or are no longer able to offer certain educational content or credentialing programs on our platform, particularly those in high demand, our reputation, growth, and revenue would be materially and adversely impacted. For the year ended December 31, 2022, we generated approximately 30% of our total revenue from the content and credentialing programs of five partners. Total revenue includes both revenue directly attributable to a particular partner and revenue that we do not consider directly attributable, such as revenue from site-wide subscriptions or our Coursera for Teams offering. The loss of or reduction in educational content and credentialing programs from such partners could negatively affect our ability to sustain or generate revenue or reach future profitability, and would materially and adversely affect our business, financial condition, or results of operation if we are unable to timely secure comparable educational content and credentialing programs at a favorable cost from other partners.

If we change the contract terms with our educator partners, including with respect to pricing or contract length, it could materially and adversely affect our business, financial condition, and results of operations.

We work with our educator partners to deliver a broad portfolio of educational content and credentials on our platform. For our Consumer and Enterprise offerings, we incur content costs in the form of fees paid to educator partners. In addition, our Degrees revenue is based on a percentage of the total tuition paid by Degrees students. As a result, our revenue, gross profit, and operating results generally could be significantly and negatively impacted if the university partner raises or lowers tuition, if a partner increases content costs, or if we renegotiate or change the terms of our agreements with our educator partners. For example, if a significant number of university partners, or university partners whose courses or credentialing programs account for a significant volume of learner enrollment on our platform, were to seek to renegotiate the content fees payable by us or the percentage of tuition payable to us, it could have a material impact on our business, financial condition, and operating results. We have experienced opposition to our content fee terms, and we anticipate similar challenges in the future. Further, we may change the terms of these agreements, including the pricing terms or contract length, due to competitive, regulatory, or other reasons. Any significant change in our pricing, content costs, or other contract terms with these educator partners could materially and adversely affect our business, financial condition, and results of operations.

Our financial performance depends heavily on our ability to attract and retain learners, and if we fail to do so, our business and operating results will suffer.

Building awareness and acceptance among learners of the online educational course content and credentialing programs offered on our platform is critical to our ability to attract prospective learners and generate revenue. We must also continue to successfully work with our educator partners to maintain and develop new and compelling credentialing programs and content to maintain the relevancy of our platform and keep learners interested and engaged. A significant portion of our expenses is attributable to marketing efforts dedicated to attracting potential learners to our platform. Because we generate revenue based on fees from, or as a result of, learners subscribed to our content or enrolled in online programs offered on our platform, we must attract learners in a cost-effective manner and increase the rate at which learners enroll in and complete the programs offered by our educator partners. We also must retain learners and convert learners from our freemium model to paying customers, which depends in part on our ability to offer engaging and frequently updated content as well as quality customer support and service. The following factors, many of which are largely outside of our control, may prevent us from increasing and maintaining learner subscriptions and enrollment in a cost-effective manner or at all:

•
Negative perceptions about online learning. Online education programs may not be successful or operate efficiently, which in turn could create the perception that online education in general is not effective. Learners may also be reluctant to enroll in online programs due to concerns that the learning experience may be substandard, that employers may be hesitant to hire learners who received their education or credentials online, or that organizations granting professional licenses or certifications may be reluctant to grant them based on credentials, including degrees, earned through online education or training. Further, concerns about the potential for learners to use generative artificial intelligence tools to generate their coursework may be heightened with respect to online programs.
•
Reduced support from educator partners. If educator partners cease to maintain, or offer new and compelling, credentialing programs or content or limit our ability to promote their content or programs, learners may reduce or terminate their use of our platform.
•
Harm to educator partner reputation. Many factors affecting our educator partners’ reputations are beyond our control and can change over time, including their academic performance and ranking among educational institutions, including with respect to a specific degree, certification, or other credentialing program.
•
Lack of interest in the offerings, features, services, certifications, degrees, or other credentials offered on our platform. We may encounter difficulties attracting learners to use our offerings, features, and services, or enroll in credentialing programs that are not in demand due to shifting employer or societal preferences and priorities or that are in emerging or unproven fields.
•
Learner dissatisfaction. Learner dissatisfaction with the quality of the offerings, features, services, course content, and presentation, or the course presenters, changing views of the value of our educator partners’ credentialing programs and content offered, and perceptions of employment prospects following completion of a program on our platform may negatively impact learner retention. In addition, learner dissatisfaction that is shared via word of mouth or online platforms may also negatively affect the perceptions of potential new learners and negatively impact our learner acquisition efforts.
•
Ineffective marketing efforts. Our marketing efforts use search engine optimization, publication of content related to higher education, career paths, our platform and offerings, paid search, and custom website development and deployment, and we rely on advertising through a limited number of third-party advertising platforms such as Google, Meta Platforms, and LinkedIn, to direct traffic to, and recruit new learners for, our offerings. Changes in the way these platforms operate, whether due to changes in law, the practices of mobile operating system providers, or otherwise, or their advertising prices, data use practices, or other terms, have impacted the cost and efficiency of our learner acquisition efforts in the past and could in the future make marketing our offerings more expensive, less effective, or more difficult. In addition, the elimination of a particular medium or platform on which we advertise, could limit our ability to direct traffic to our offerings and recruit new learners on a cost-effective basis, any of which could have a material adverse effect on our business, results of operations, and financial condition.
•
Changes in search engine methodologies. We depend in part on various search engines to direct a significant amount of traffic to our website. Our ability to influence the number of learners directed to our website is not entirely within our control. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Our competitors’ search engine optimization efforts may result in their websites receiving a higher search result page ranking than ours, or search engines could revise their methodologies to refine their search results, which could adversely affect the placement of our search result page ranking, each of which could reduce the number of learners who visit these websites. We may not be able to replace this traffic, and any attempt to do so may require us to increase our sales and marketing expenditures, which may not be offset by additional revenue and could adversely affect our operating results.

•
Lack of financial resources for learners. Any developments that reduce the availability of financial aid for higher education generally or that reduce the disposable income available to potential learners (including macro-economic developments such as inflation, currency and interest rate fluctuations, recessions, unemployment, or pandemics) could impair learners’ abilities to meet their financial obligations, which in turn could result in reduced enrollment and harm our ability to generate revenue.
•
General economic conditions. Enrollment in the courses and credentialing programs offered on our platform may be affected by changes in the U.S. economy and by global economic conditions. For example, an improvement in economic conditions may reduce demand for higher educational services as potential learners may find adequate employment without additional education. Conversely, a decline in employment opportunities or economic conditions may reduce employers’ willingness to sponsor higher educational opportunities for employees given a lack of employer need for enhanced skill sets or an inability to fund such programs and could discourage learners from pursuing higher education due to an inability to afford our programs or a perception that the financial investment may not result in increased earning potential or improved employment opportunities.

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

Many of our learners initially use the freemium version of our platform or free trials available on our platform, and many of our Enterprise customers engage with our platform only for a specific use case. For instance, we offer Coursera for Campus Basic, which allows universities and students access to certain Guided Project enrollments. Our ability to grow our business depends in part on our ability to persuade learners and other customers to expand their use of our platform to address additional use cases and to convert free subscriptions to paid subscriptions over time. We also provide certain of our paid offerings, including certificates, at no cost to learners who submit a fee waiver application indicating that they are not able to afford the enrollment fee, although applicants are not required to submit supporting documentation. This practice may reduce the number of learners using our paid offerings, and our operating results, revenue, and growth could be harmed.

Further, to continue growing our business, it is important that our customers renew their subscriptions when existing contracts expire and that we expand our relationships with our existing customers. Our customers have no obligation to renew their subscriptions, and our customers may decide not to renew their subscriptions with a similar contract period, at the same prices and terms, with the same or a greater number of learners, in the case of our Enterprise customers, or at all.

We intend to launch new offerings and services to learners to grow our business. If our efforts are not successful, our business, results of operations, and financial condition could be adversely affected.

Our ability to attract and retain learners and increase their engagement with our platform depends on our ability to connect them with appropriate offerings and services. Part of our strategy is to offer learners new offerings and services in an increasingly relevant and personalized way. We may develop such offerings and services independently, by acquisition, or in conjunction with third parties, but there is no guarantee these approaches will be successful. The markets for new offerings and services may be unproven, and these offerings may include technologies and business models with which we have little or no prior experience or may significantly change our existing offerings and services. If we are not able to create an experience that allows learners to easily and effectively identify the offerings and services, including certifications, degrees, or other credentials, that meet their needs, we may not grow our learner base or generate sufficient revenue, operating margin, or other value to justify our investments, and our business could be adversely affected.

We may not generate sufficient revenue from a new offering to offset our costs.

Our platform enables our educator partners to offer learners the opportunity to enroll in live, or synchronous, courses and programs and pre-produced, or asynchronous, educational content that can be accessed at any time. To launch new educational content or a new credentialing program, whether synchronous or asynchronous, we must integrate our platform with the various learner information and other operating systems our educator partners use to manage functions within their institutions. In addition, our content development team must work closely with that partner’s faculty members or staff to produce engaging online course content, and we must commence learner acquisition activities. During the term of our agreement with the partner, we are responsible for the costs associated with maintaining our technology platform and providing non-academic and other support for learners enrolled in the program. We invest significant resources in these new programs from the beginning of our relationship with an educator partner, including marketing and other learner acquisition costs to attract and fill enrollment cohorts for a program, and in some cases, content development grants to provide assistance to our partners as they invest resources preparing content for an online medium. There is no guarantee that we will ever recoup these costs. In addition, delays in implementing a new program, including Specialization, certification, or Degrees programs, could negatively impact our revenue and operating results.

Because we receive fees from learners enrolling in, and, in some cases, completing courses and credentialing programs on our platform, we only begin to recover these costs once learners enroll and begin paying fees. In addition, in some cases, learners may audit a course or courses toward a certification free of charge and elect not to pay for the certification itself. Further, our Degrees revenue is determined based on a percentage of the total tuition collected from Degrees students by the university partner. As a result, our Degrees revenue is dependent on the number of learners enrolled in the Degrees program and the tuition charged by the university partner. The time that it takes for us to recover our investment in a new course or program depends on a variety of factors, primarily our learner acquisition costs, learner retention rate, and the growth rate of learner enrollment in and, in some cases, completion of, the course or program. Because of the lengthy period required to recoup our investment in a program, unexpected developments beyond our control could occur that result in the educator partner ceasing or significantly curtailing a course offering or credentialing program before we generate any revenue therefrom. In addition, educator partners generally do not grant us exclusive rights to their content, and any such arrangements are of limited duration. As such, educator partners may choose to offer the same content on one of our competitors’ platforms or their own platform, which could limit the number of learners enrolled in such partner’s courses or programs on our platform. In addition, if an educator partner were to terminate an existing program, learners enrolled in that program may stop using our platform, which in turn would negatively impact our learner enrollment generally. As a result of any of the foregoing, we may ultimately be unable to recover the full investment that we make in a new offering or achieve any level of profitability from such offering.

If we pursue unsuccessful educator partner opportunities, we may forego more profitable opportunities, and our operating results and growth could be harmed.

The process of identifying educational content and credentialing programs that we believe will be a good fit for our platform and negotiating agreements with potential educator partners is complex and time-consuming. Because of the initial reluctance on the part of some educational institutions, businesses, and other organizations to embrace online delivery of education, training, and credentialing programs and the complicated approval process within some of these entities, our process to attract and engage a new educator partner can be lengthy.

We, our partners, and production providers may devote a significant number of hours, and up to a year or more, to develop and launch new content or a new credentialing program. We may spend substantial effort and management resources on securing a new partnership and working with our existing partners to maintain as well as develop and launch new credentialing programs and content without any assurance that our efforts will result in a successful launch or revenue generation. If we invest substantial resources pursuing opportunities that do not attract sufficient interest from learners, we may forgo other more successful content and program development efforts, and our operating results, revenue, and growth could be harmed.

Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform.

Our ability to broaden our customer base, particularly our Enterprise customer base, and achieve broader market acceptance of our platform, will depend to a significant extent on the ability of our sales and marketing organizations to work together to increase our sales pipeline and cultivate customer and educator partner relationships to drive revenue growth. Our marketing efforts include the use of search engine optimization, paid search, and custom website development and deployment.

We have invested in and plan to continue expanding our sales and marketing organizations, both domestically and internationally. Identifying, recruiting, and training sales personnel requires significant time, expense, and attention. If we are unable to hire, develop, and retain talented sales or marketing personnel, if our new sales or marketing personnel are unable to achieve desired productivity levels in a reasonable period of time (including as a result of working remotely), or if our sales and marketing programs are not effective, or if expected sales and marketing programs by our educator partners do not materialize or are not effective, our ability to broaden our customer base and achieve broader market acceptance of our platform could be harmed. In addition, the investments we make in our sales and marketing organization will occur in advance of experiencing benefits from such investments, making it difficult to determine in a timely manner if we are efficiently allocating our resources in these areas.

If we fail to quickly and efficiently scale our operations and platform capabilities to support the needs of new and existing partners, our reputation and our revenue will suffer.

Our continued growth and potential profitability depend on our ability to successfully scale our operations and platform capabilities to support newly launched educational content and credentialing programs with our educator partners. If we cannot quickly and efficiently scale our sales and marketing teams and technology teams, which includes the hiring and training of new employees, we may not be successful in attracting potential learners to our platform, which would negatively impact our ability to generate revenue, and our educator partners and learners could lose confidence in our platform. If we cannot quickly and efficiently scale our technology and operations to handle increases in the volume and rate of learner enrollment and of new credentialing programs or content, our educator partners’ and learners’ experiences with our platform may suffer, which in turn could damage our reputation. Our ability to effectively manage any significant increase in the volume of new content or programs or in the rate or volume of learner enrollment and retention will depend on a number of factors, including our ability to:

•
assist our educator partners in maintaining as well as developing and producing an increased volume of engaging educational content that is accessible to a wide variety of learners;
•
successfully introduce new features and enhancements on our platform;
•
maintain a high level of functionality and cross-functionality, and technological robustness of our platform; and
•
deliver high-quality professional services and support (including training, implementation, and consulting services) to our educator partners, their faculty and employees, and learners on our platform.

Establishing new credentialing programs and content or expanding existing ones will require us to make investments in management and key staff, increase capital expenditures, incur additional marketing expenses, and potentially reallocate other resources. If we are unable to scale our platform, maintain and increase its interoperability, develop an increasingly robust mix of engaging content, or otherwise manage new offerings effectively, our ability to grow our business and achieve profitability would be impaired, and the quality of our solutions, access to learner information and progress, and the satisfaction of our educator partners and learners could suffer, or our educator partners could transition content hosted on our platform to other providers, while we continue to provide certain services.

Disruptions to the operations of one or more of our third-party service providers may adversely affect our business operations and financial condition.

We and our educator partners rely on a variety of third-party service providers to support our operations by providing customer support, mobile network, internet, content production, platform integration, and other services. We and our educator partners may not have the resources or technical sophistication to anticipate disruptions to the operations of our third-party service providers, which could arise from any of a number of different reasons, including financial instability, work stoppages or slowdowns, staffing difficulties, war, or the outbreak of hostilities, staff illness, or inclement weather. Disruptions to the operations of our third-party service providers could result in communication, content production, platform performance, or platform availability problems for us and our educator partners, which could adversely affect our business operations and financial condition.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, and changing customer needs or requirements, our platform may become less competitive.

Our future success depends on our ability to adapt and enhance our platform. To attract new learners and educator partners and increase revenue from existing learners and partners, we will need to continuously enhance and improve our offerings to meet learner and educator partner needs at prices that our customers are willing to pay. Such efforts will require adding new functionality and responding to technological advancements, which will increase our research and development costs. If we are unable to develop educational content that addresses learners’ and partners’ needs, or enhance and improve our platform in a timely manner, we may not be able to maintain or increase market acceptance and use of our platform. Further, some of our competitors expend a considerably greater amount of funds on their research and development programs, and their sales and marketing practices, and those that do not may be acquired by larger companies that could allocate greater resources to our competitors’ research and development programs. If we fail to maintain adequate research and development resources or compete effectively with the research and development programs of our competitors, our business could be harmed. Our ability to grow is also subject to the risk of future disruptive technologies. Access to and use of our platform is provided via the internet, which, itself, was disruptive to the previous enterprise software model. If new technologies emerge that can deliver online learning programs at lower prices, more efficiently, more conveniently, more securely, or with stronger or more cost-effective mechanisms to detect and prevent plagiarism or validate the learner's identity and if we fail to adopt such technologies or fail to do so in a timely manner, our ability to compete would be adversely affected. For example, the emergence of enhanced generative artificial intelligence capabilities could provide such advantages to online learning providers able to deploy the technology effectively.

If we fail to increase sales of our Enterprise offerings, or if we need to change the contract terms associated therewith, including with respect to pricing or contract length, it could negatively affect our business, financial condition, and results of operations.

In addition to our offerings for individuals, we sell our Enterprise offerings to businesses, academic institutions, and governmental organizations. These customers utilize our platform to provide relevant training, skills, and credentialing programs to current and potential employees and citizens through our online platform. To maintain and expand our relationships with these entities, we must demonstrate the value, benefits, and return on investment of providing education, training, skills, and credentialing through our online platform and achieve acceptance from both employees and these entities of the merits and legitimacy of our offerings.

Our growth strategy is dependent upon increasing sales of our Enterprise offerings to these entities, which we offer on a subscription basis. We have a limited history with our subscription and pricing models and changes in our models could adversely affect our revenue and financial condition. In addition, as the market for our learning platform grows (if ever), as new competitors introduce competitive applications or services, or as we enter into new international markets, we may be unable to attract new customers at the same price or based on the same pricing models we have historically used, or for contract lengths consistent with our historical averages. For example, we often enter into subscription arrangements with businesses, academic institutions, and governmental organizations in which we offer more favorable pricing terms in exchange for larger total contract values or longer contract terms. Changes to our pricing models or contract lengths could negatively impact our revenue and financial position, and we may have increased difficulty achieving growth or profitability. As we drive a greater portion of our revenue through subscriptions to our Enterprise platform, this may also result in reduced margins in the future.

We recognize revenue from Enterprise customer subscriptions ratably over the subscription term of the underlying contract, which generally ranges from one to three years. Consequently, a decline in new or renewed subscriptions in any quarter or year will not be fully reflected in revenue or other results of operations in that quarter or year but will negatively affect our revenue and other results of operations across future periods. Further, any increases in the average term of subscriptions would result in revenue for those contracts being recognized over longer periods of time with less positive impact on our results of operations in the near term. Accordingly, such changes could adversely affect our financial performance.

As we seek to increase sales of our Enterprise offerings, we face upfront sales costs, higher customer acquisition costs, more complex customer requirements, and discount requirements. In addition, entities that subscribe to our Enterprise platform may elect to begin to use our platform on a limited basis, but nevertheless require education and interactions with our sales team, which increases our upfront investment in the sales effort with no guarantee that our platform will be used widely enough across their organization to justify our upfront investment. Similarly, we may also incur significant upfront and servicing costs for contracts that are not renewed, or which the customer seeks to terminate early, even in the absence of a breach on our part or contractual terms permitting an early termination. For example, in 2022, several customers notified us that they wished to terminate, either seeking a refund of their prior payments or conveying an intention to stop or reduce any further payments due, or both. Even if we believe we are entitled to these payments, it may not be feasible to retain prior payments or collect future payments due to us, and our financial condition and results of operations could be adversely impacted. If we are unable to maintain or increase the number of subscriptions to our Enterprise platform while mitigating the risks associated with serving subscribers, our business, financial condition, and results of operations will suffer.

If we fail to maintain sufficient high-quality content from our educator partners, we will be unable to attract and retain customers.

Our success depends on our ability to provide learners with the information, outcomes, academic credit, and certifications they seek, which in turn depends on the quantity, quality, and format of the educational content provided by our partners. We may be unable to provide learners with the information and outcomes they seek if our educator partners do not contribute content that is helpful and reliable, or if they remove content they previously submitted. If content on our platform attracts unfavorable media coverage or other commentary, our reputation and prospects could be harmed. We believe that certain learners value courses for which they can earn academic credit toward a degree or other credential. We may be unable to provide learners with such courses if our educator partners do not obtain or maintain the certification or quality necessary for such eligibility, and our business would be adversely affected. Further, if such certifications are obtained and maintained, but do not, or cease to, signal to learners and employers the high quality or reliability we or our educator partners intend to signal through such certifications, our business would be adversely affected. Any of the foregoing could materially and adversely affect our results of operations, competitive position, and growth prospects.

We believe that many of our new learners find us by word of mouth and other non-paid referrals from existing learners. If existing learners and partners are dissatisfied with their experience on our platform, they may stop accessing our content and may stop referring others to us. The impact of learner dissatisfaction could be compounded if existing learners share negative experiences with potential new learners, via online platforms or otherwise. Likewise, if existing learners do not find our educational content appealing, because of declining interest in or relevancy of the content, they may stop referring others to us. In turn, if educator partners perceive that our platform lacks an adequate learner audience, they may be less willing to provide content to offer on our platform, and the experience of learners could be further negatively impacted. If we are unable to retain existing and attract new learners and educator partners who contribute to an active community, our growth prospects would be harmed, and our business could be adversely affected.

If we fail to manage the growth of our business both in terms of scale and complexity, our operating results and financial condition could be adversely affected.

Our revenue increased to $523.8 million in the year ended December 31, 2022 from $415.3 million in the year ended December 31, 2021. Our growth has placed, and we expect will continue to place, a significant strain on our administrative and operational infrastructure, facilities, and other resources, and we face challenges of integrating, developing, training, and motivating our global employee base as well as maintaining our company culture with a predominantly remote workforce. Our ability to manage our operations and growth will require us to continue to improve our sales and marketing and content development capacity, and technology, finance, and administration teams globally, as well as our facilities and infrastructure. We will also be required to refine our operational, financial, and management controls and reporting systems and procedures, as well as effectively control our costs. If we fail to efficiently manage this global expansion of our business, our costs and expenses may increase more than anticipated and we may not successfully expand our partnerships with businesses, governmental and other organizations, and educational institutions, enhance our platform and technology-enabled services, increase the volume of new educational content and credentialing programs developed by our educator partners, attract a sufficient number of learners in a cost-effective manner, deploy preferred local payment methods and pricing models, satisfy our existing educator partners’ requirements, increase the volume of Enterprise platform subscriptions, respond to competitive challenges, or otherwise execute our business plan. Although our business has experienced significant growth in the past, we cannot provide any assurance that our business or revenue will continue to grow at the same rate or at all in the future.

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

These activities will require significant capital expenditures and allocation of valuable management and employee resources, and our growth will continue to place significant demands on our management and our operational and financial infrastructure. We may be unable to effectively manage any future growth in an efficient, cost-effective, or timely manner, or at all. Any failure to successfully implement systems enhancements and improvements will likely negatively impact our ability to manage our expected growth, ensure uninterrupted operation of key business systems, and comply with the rules and regulations that are applicable to public reporting companies. Moreover, if we do not effectively manage the growth of our business and operations globally, the quality of our platform could suffer, which would negatively affect our reputation, results of operations, and overall business.

We face competition from established companies as well as other emerging companies, which could divert educator partners to our competitors, result in pricing pressure, impact our market share, and significantly reduce our revenue.

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
•
Providers of free educational resources: Khan Academy, Inc., The Wikimedia Foundation, Inc., and Google LLC through its YouTube services; and
•
Internal online degree platforms: Online degree programs developed in-house by universities.

We expect these and other existing competitors and new entrants to the online learning market to continually revise and improve their business models. If these or other market participants introduce new or improved delivery of online education and technology-enabled services that are more compelling or widely accepted than ours, our ability to grow our revenue and achieve profitability could suffer. Several new and existing companies in the online education industry provide or may provide offerings similar to what we offer on our platform, and these companies may pursue relationships with our educator partners that may reduce the educational content our partners produce for our platform. In addition, educational institutions, as well as businesses, governmental and other organizations, may choose to continue using or develop their own online learning or training solutions in-house, rather than pay for our solutions.

Some of our competitors and potential competitors have significantly greater resources than we do. Increased competition may result in pricing pressure for us in terms of the percentage of tuition we are able to negotiate to receive from a university partner or the prices consumers and businesses are willing to pay for our content. The competitive landscape may also result in a longer and more complex process of recruiting and maintaining current and prospective educator partners or a decrease in our market share, any of which could negatively affect our revenue and future operating results and our ability to grow our business.

A number of factors could impact our ability to compete, including:

•
the availability or development of alternative online education services that are more compelling than ours;
•
changes in pricing policies and terms offered by our competitors or by us;
•
the ability to adapt to new technologies and changes in requirements of our educator partners and learners;
•
learner acquisition and retention costs;
•
the ability of our current and future competitors to establish relationships with businesses, governmental and other organizations, and educational institutions to enhance their services and expand their markets; and
•
industry consolidation (such as the acquisition of edX Inc. by 2U, Inc. in 2021) and the number and rate of new entrants.

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

For-profit postsecondary institutions, many of which provide course offerings predominantly online, are under intense regulatory and other scrutiny, which has led to media attention that has sometimes portrayed that sector in an unflattering light. Some for-profit online school operators have been subject to governmental investigations alleging the misuse of public funds, financial irregularities, and failure to achieve positive outcomes for learners, including the inability to obtain employment in their fields, or to earn sufficient income to repay debt incurred for their education. These allegations have attracted significant adverse media coverage and have prompted legislative hearings and regulatory responses. These investigations have focused on specific companies and individuals, as well as entire industries in the case of recruiting practices by for-profit higher education companies. Even though we do not enter into university partnerships with these institutions, this negative media attention and regulatory scrutiny may nevertheless add to the skepticism about online higher education generally, including our solutions. Certain service providers assisting higher education institutions with online program development and management, typically referred to as online program managers or OPMs, are also under intense media and other scrutiny, which has led to calls for reform and enforcement by policymakers and members of Congress. Even though we do not have the kinds of affiliations or business models that have been the focus of this scrutiny, this negative media attention and regulatory scrutiny may lead to additional limitations or restrictions on our business, and our ability to grow our business and achieve profitability could be harmed.

The impact of these negative public perceptions on our current and future business is difficult to predict. If these few situations, or any additional misconduct, cause all online learning programs to be viewed unfavorably by the public or policymakers, we may find it difficult to enter into or renew agreements with our educator partners or attract additional learners for their programs. In addition, this perception or any further governmental investigation could serve as the impetus for more restrictive legislation or regulation, which could limit our future business opportunities. Moreover, allegations of abuse of federal financial aid funds and other statutory violations against for-profit higher education companies could negatively impact our ability to succeed due to increased regulation and decreased demand. Any of these factors could negatively impact our ability to increase our educator partner base and grow their programs, which would make it difficult to continue growing our business and could negatively affect our stock price.

Our growth strategy may contemplate acquisitions, and we may be unsuccessful in executing, implementing, integrating, or leveraging such acquisitions.

We may choose to expand our business by making acquisitions that could be material. To date, we have only completed one acquisition, and our ability as an organization to successfully identify, evaluate, acquire, and integrate technologies or businesses is unproven and limited. Acquisitions involve many risks, including the following:

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
•
we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, personnel, or operations of any entity or business that we acquire, particularly if key personnel of the acquired entity or business decide not to work for us;
•
an acquisition may disrupt our ongoing business and distract our management;
•
an acquisition may result in a delay or reduction of customer purchases for both us and the entity or business we acquired due to customer uncertainty about continuity and effectiveness of service;
•
an acquisition may involve entry into geographic or business markets in which we have little or no prior experience or where competitors have stronger market positions;
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
•
we may incur impairment charges related to potential write-downs of acquired assets or goodwill; and
•
to the extent that we issue a significant amount of equity or equity-based securities in connection with an acquisition, existing stockholders may be diluted.

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

Most of our directors are, and any future directors may be, affiliated with other entities, including venture capital or private equity funds or businesses that may be complementary, competitive, or potentially competitive to our company. They may also in the future become affiliated with entities that are engaged in business or other activities similar to our business. Additionally, all of our officers and directors, in the course of their other business activities, may become aware of investments, business opportunities, or information that may be appropriate for presentation to us as well as to other entities to which they owe a fiduciary duty. As a result, directors and officers may encounter perceived or actual conflicts of interest involving us and other entities with which they are or become affiliated, including matters that involve corporate opportunities. For example, a portfolio company of a director-affiliated venture fund may become a competitor of ours or a potential strategic partner. In addition, as our growth strategy includes considering potential acquisitions, it is possible an entity affiliated with one of our directors could be an acquisition target or a competitive acquirer. Further, to the extent we engage in transactions with any director-affiliated entity, it could create actual, or the perception of, additional conflicts of interest, including with respect to our ability to negotiate terms equivalent to those that could be obtained in an arms’-length negotiation with an unaffiliated third party. For instance, Dr. Ng, one of our co-founders and Chairman of our board of directors, owns DeepLearning.AI Corp., a developer of educational content relating to artificial intelligence that offers courses through our platform. Although we view DeepLearning.AI Corp. as a valued business partner and believe our agreement is on commercially reasonable terms, there may nonetheless be a perception of a conflict of interest. As a result of the foregoing, our directors and officers may have conflicts of interest in determining to which entity particular opportunities or information should be presented. If, as a result of such potential conflicts, we are deprived of investment, business, or information, the execution of our business plan and our ability to effectively compete may be adversely affected. Our directors are also not obligated to commit their time and attention exclusively to our business, and accordingly, they may encounter conflicts of interest in allocating their time and resources between us and other entities with which they are affiliated.

If we do not retain our senior management team and key employees, we may not be able to sustain our growth or achieve our business objectives.

Our future success is substantially dependent on the continued service of our senior management team, and in particular of our chief executive officer. The expertise of our senior management team in negotiating with businesses, governmental and other organizations, and educational institutions is critical in navigating the complex approval processes of these entities. We do not maintain key-person insurance on any of our employees, including our senior management team, and our management and other U.S. employees are generally employed on an at-will basis. The loss of the services of any individual on our senior management team would make it more difficult to successfully operate our business and pursue our business goals.

Our future success also depends heavily on the retention of our highly-qualified employees to continue to attract and retain qualified learners in our educator partners’ programs, thereby generating revenue for us. In particular, our technology and content development employees provide the technical expertise underlying our technology-enabled services that support our online educational offerings and the credentialing programs offered on our platform, as well as the learners enrolled in these programs. Competition for these employees is intense. We may be unable to attract or retain these key personnel that are critical to our success, resulting in harm to our relationships with educator partners, loss of expertise or know-how, and unanticipated recruitment and training costs. In addition, any changes to our organizational or compensation structure may be negatively perceived by current or prospective employees and may result in attrition or cause difficulty in the recruiting process.

We may need additional capital in the future to pursue our business objectives. Additional capital may not be available on favorable terms, or at all, which could compromise our ability to grow our business.

We believe that our existing cash, cash equivalents, and marketable securities are sufficient to meet our minimum anticipated cash requirements for at least the next 12 months. We may, however, need to raise additional funds to respond to business challenges or opportunities, expand our business through acquisitions, accelerate our growth, develop new offerings, or enhance our platform. If we seek to raise additional capital, it may not be available on favorable terms or may not be available at all. In addition, if we seek debt financing, we may be subject to onerous terms and restrictive covenants. Lack of sufficient capital resources could significantly limit our ability to manage our business and to take advantage of business and strategic opportunities. Further, any additional capital raised through the sale of equity or issuance of debt securities with an equity component would dilute our existing stockholders. If adequate additional funds are not available if and when needed, we may be required to delay, reduce the scope of, or eliminate material parts of our business strategy.

We believe our long-term value as a company will be greater if we invest in growth, which may negatively impact our results of operations in the near term.

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

Our current operations are international in scope, and we plan to expand our international operations, which exposes us to related inherent risks.

Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, contractual, reputational, and political risks that are different from those in the U.S. In addition to our employee base in the U.S., including Puerto Rico, we have employees in Australia, Bulgaria, Canada, Germany, India, Singapore, the United Arab Emirates, and the United Kingdom in several functional areas, including product and software development, sales and marketing, talent recruitment, and general facilities management, and we have retained professional employer organizations and staffing agencies to engage personnel in certain international locations. Our international operations subject us to the compensation and benefits regulations of those jurisdictions, as well as other employer duties and obligations, that differ from the U.S. Further, enrollments of learners from other countries require us to comply with international data privacy regulations of those countries. Failure to comply with international regulations or to adequately adapt to international markets could harm our ability to successfully operate our business and pursue our business goals.

We intend to expand our international operations and continue to establish a worldwide educator partner and learner base. Our expansion efforts into international markets may not be successful. In addition, we face risks in doing business internationally, including risks associated with sales to international governments and entities, that could constrain our operations, increase our cost structure, compromise our growth prospects, and damage our reputation, including:

•
the need to localize and adapt online credentialing programs for specific countries, including translation into foreign languages and ensuring that these programs enable our educator partners to comply with local education laws and regulations;
•
local laws restricting learners from pursuing certifications, degrees, or other credentials through online education platforms such as ours or limiting the availability of financial aid to finance online education;
•
different data privacy and protection laws, see “Risk Factors—Risks Related to Privacy, Cybersecurity, and Infrastructure”;

•
difficulties in staffing and managing employees and contractors in foreign countries, including in countries in which workers based outside of the U.S. may become part of labor unions, employee representative bodies, workers’ councils, or collective bargaining agreements, and challenges relating to labor shortages, work stoppages, or slowdowns;
•
risks related to employee travel, including illness or accident, detention by foreign authorities, poor transportation infrastructure or services, kidnapping, natural or manmade disasters, or the outbreak of hostilities or war;
•
different pricing environments, longer sales cycles, longer accounts receivable payment cycles, restrictions on remitting payments to the U.S. or converting local currency into U.S. dollars, difficulties in adopting and supporting new and different payment preferences, increased credit risk and levels of payment fraud, and collections issues;
•
new and different sources of competition and practices, which may favor local competitors;
•
weaker protection for intellectual property and other legal and contractual rights than in the U.S., and practical difficulties in enforcing intellectual property and other rights, including legal and contractual rights, and differing expectations regarding ongoing contractual obligations in the face of changed circumstances, outside of the U.S.;
•
compliance and operational challenges related to the complexity of multiple, conflicting, and changing governmental laws and regulations addressing, but not limited to, employment, tax, privacy, data protection, foreign investment restrictions or requirements, economic sanctions, export controls, boycotting, money laundering, supply chain transparency, modern slavery, bribery, and corruption, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act;
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
•
difficulties in managing foreign business operations, including the potential need to localize our business infrastructure, translating our policies and information technology systems into the local language, and local challenges related to technology as well as internet speed and availability, among other challenges; and
•
regional, global, economic, and political conditions, including geopolitical tensions or hostilities within or beyond areas where we currently have, or may in the future have, international operations, such as the ongoing Ukraine-Russia military conflict.

Further, as we continue to expand internationally, we may become more exposed to fluctuations in currency exchange rates. Future agreements with international educator partners may provide for payments to us to be denominated in local currencies, and in such cases, fluctuations in the value of the U.S. dollar and foreign currencies could impact our operating results when translated into U.S. dollars. Further, the strengthening of the U.S. dollar relative to foreign currencies could increase the real cost of our platform and offerings for our learners and educator partners outside of the U.S., which could lead to the lengthening of our sales cycle or reduced demand for our platform and offerings. For example, from the start of 2022 the value of the euro declined more than 10% against the US dollar, falling to a 20-year low in September 2022, and the Indian rupee declined more than 10% against the US dollar to a historic low in October 2022. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and results of operations would be adversely affected. To date, our foreign currency exchange risk exposure has not been material, and as such, we have not entered into any hedging transactions in an effort to reduce this risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited, the results may not be as intended, and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and results of operations.

Our results of operations could be adversely affected by natural disasters, public health crises, political crises, geopolitical crises, or other catastrophic events.

Our business and operations could be materially and adversely affected in the event of earthquakes, floods, fires, telecommunications failures, blackouts or other power losses, break-ins, acts of terrorism, an outbreak of hostilities, political or geopolitical crises, such as the military conflict in Ukraine, inclement weather, public health crises, pandemics or epidemics, or other catastrophic events. For example, the uncertain nature, magnitude, and duration of hostilities stemming from Russia’s military invasion of the Ukraine, including the potential effects of sanctions and retaliatory cyberattacks on the world economy and markets, have contributed to increased market volatility and uncertainty, which could negatively impact our results of operations. Furthermore, our executive offices are located in the San Francisco Bay Area, an earthquake-sensitive area and one that has been increasingly vulnerable to wildfires and floods, and damage to or total destruction of our executive offices resulting from earthquakes may not be covered in whole or in part by any insurance we may have. If floods, fire, inclement weather including extreme rain, wind, heat, or cold, or accidents due to human error were to occur and cause damage to our properties or other locations from which our employees are working, or if our operations or the operations of our service providers were interrupted by telecommunications failures, blackouts, acts of terrorism or outbreak of hostilities, political or geopolitical crises, or public health crises, our results of operations would suffer, especially if such events were to occur during peak periods. We may not be able to effectively shift our operations due to disruptions arising from the occurrence of such events, and our business could be affected adversely as a result. See also “Risk Factors—Risks Related to Our Business and Industry—Climate change may have an adverse impact on our business.”

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

Increasing scrutiny and evolving expectations from customers, educator partners, regulators, investors, and other stakeholders with respect to our environmental, social, and governance practices may impose additional costs on us, expose us to new or additional risks, or harm our reputation.

Companies are facing increasing scrutiny from customers, partners, regulators, investors, and other stakeholders related to their environmental, social, and governance (“ESG”) practices and disclosures. Investor advocacy groups, investment funds, and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions, and human rights. Increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain educator partners, and the price of our common stock. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure. Further, our current ESG disclosures, and any standards we may set for ourselves or a failure to meet these standards, may influence our reputation and the value of our brand. For example, we have elected to share publicly certain information about our ESG initiatives and information, and our commitment to the recruitment, engagement, and retention of a diverse workforce. Our business may face increased scrutiny related to these activities, including from the investment community, and our failure to achieve progress in these areas on a timely basis, or at all, could adversely affect our reputation, business, and financial performance.

Climate change may have an adverse impact on our business.

Risks related to rapid climate change may have an increasingly adverse impact on our business and those of our customers, educator partners, and learners in the longer term. Any of our primary locations and the locations of our customers, educator partners, and learners may be vulnerable to the adverse effects of climate change. For example, our California headquarters has historically experienced, and is projected to continue to experience, climate-related events at an increasing frequency, including drought, water scarcity, floods, heat waves, wildfires and resultant air quality impacts, and power shut-offs associated with wildfire prevention. Furthermore, it is more difficult to mitigate the impact of these events on our employees while they work from home. Changing market dynamics, global policy developments, and the increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business and the business of our customers, educator partners, and learners, and may cause us to experience higher attrition, losses, and additional costs to maintain our operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers, educator partners, and learners and impact the communities in which we operate. Overall, climate change, its effects, and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.

The COVID-19 pandemic has impacted, and may continue to impact, our business, key metrics, and results of operations in volatile and unpredictable ways.

The uncertainty around the COVID-19 pandemic will likely continue to adversely impact the U.S. and global economy. The full extent of its impact on our business, key metrics, and results of operations depends on future developments that are uncertain and unpredictable, including the impact of new strains or variants of the virus, the uptake of vaccines and boosters, future and ongoing actions that may or may not be taken by governmental authorities, the impact on the businesses of our customers and partners, the impact on capital and financial markets, and any new information that may emerge concerning the virus or vaccines or other efforts to control the virus.

As a result of the COVID-19 pandemic, we transitioned to a primarily remote work environment, which presented costs and challenges relating to the management and support of a geographically (including internationally) dispersed workforce, and we continue to permit our employees to work remotely. See “We have transitioned to being a remote-first company, which could have a negative impact on the execution of our business plans and operations and create productivity, connectivity, and oversight challenges.” This remote and dispersed work environment could have a negative impact on the execution of our business plans and operations and create productivity, connectivity, and oversight challenges. For example, if a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult for us to continue our business for a period of time. Further, as the COVID-19 pandemic continues, we may experience disruptions if our employees or our partners’ or third-party service providers’ employees become ill and are unable to perform their duties, and our operations, internet, or mobile networks, or the operations of one or more of our third-party service providers, is impacted.

We have also seen significant and rapid shifts in the traditional models of education and training as this pandemic has evolved. Although we believe our business has also been positively impacted to some extent by several trends related to the height of the COVID-19 pandemic, including the increased need or willingness of businesses, governmental organizations, and educational institutions to adopt remote, online, and asynchronous learning and training, we cannot predict whether these trends will continue given that restrictions have eased and the risk and barriers associated with in-person learning and training have decreased. Any of the above could in turn negatively impact our business and operating results.

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

We have transitioned to being a remote-first company, which could have a negative impact on the execution of our business plans and operations and create productivity, connectivity, and oversight challenges.

As a result of the COVID-19 pandemic, we transitioned to a primarily remote work environment. We subsequently transitioned to being a remote-first company, allowing for almost all roles to be open to remote employees on an ongoing basis. Our remote-first employment policy could have a negative impact on the execution of our business plans and operations and create productivity, connectivity, and oversight challenges. For example, if a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult for us to continue our business for a period of time. The shift to remote working may also result in consumer privacy, IT security, and fraud vulnerabilities, which, if exploited, could result in significant recovery costs and harm to our reputation. Operating in a predominantly remote work environment and providing and maintaining the operational infrastructure necessary to support a remote work environment also present significant challenges to maintaining our company culture, including employee engagement and productivity. As a result, our culture, information technology requirements, cybersecurity risk, and business operations could be adversely affected.

Risks Related to Regulatory Matters and Litigation

If our educator partners fail to comply with international, federal, and state education laws and regulations, including any applicable state authorizations for their programs, it could harm our business and reputation.

Higher education is heavily regulated in the U.S. and most international jurisdictions. Numerous U.S. states require education providers to be licensed or authorized in such state(s) simply to enroll persons located in that state into an online education program or to conduct related activities such as marketing. If any of our educator partners were found to be in non-compliance with any of the laws, regulations, standards, or policies related to state authorization, the educator partner could lose its ability to operate in certain states, and if such non-compliance extended to a material contingent of our educator partners and they lost the ability to operate in certain states, our revenue could decline.

Additionally, the vast majority of our U.S.-based college and university partners participate in the federal student financial assistance programs under Title IV of the Higher Education Act of 1965, as amended (“HEA”), and are subject to extensive regulation by the DOE, as well as various state agencies, licensing boards, and accrediting agencies. To participate in the Title IV programs, an institution must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting agency recognized by the DOE, and be certified by the DOE as an eligible institution.

The regulations, standards, and policies of our university partners’ regulators are complex, change frequently, and are often subject to differing interpretations. Changes in, or new interpretations of, applicable laws, regulations, or standards could compromise our university partners’ accreditation, authorization to offer online learning in various states or countries, permissible activities, or access to federal funds under the Title IV programs. We cannot predict with certainty how the requirements applicable to our university partners will be interpreted, including in the case of new laws or regulations for which no, or insufficient, interpretative guidance exists, or whether our university partners will be able to comply with these requirements in the future. Some regulations were designed to regulate in-person, correspondence or other types of learning experiences not offered online and may be difficult to interpret or apply to the types of programs offered by our university partners on our platform. In addition, there is no assurance that degrees or certifications earned through an institution in one jurisdiction will be recognized as valid or sufficient in other jurisdictions, including internationally, for employment, to satisfy prerequisites for advanced degrees, or other opportunities. Our international university partners are subject to similarly extensive legislation, regulation, and oversight.

Our future growth could be impaired if we or our educator partners fail to obtain timely approval from applicable regulatory agencies to offer new programs, make substantive changes to existing programs, or expand their programs into or within certain jurisdictions.

Our U.S.-based university partners are required to obtain the appropriate approvals from the DOE and applicable state and accrediting regulatory agencies for new programs, which may be conditioned, delayed, or denied in a manner that could impair our future growth. Similar approvals and reviews may be required for programs from our educator partners based outside of the U.S., and for them to offer programs in other countries. Education regulatory agencies may experience increases in the volume of requests for approvals as a result of new distance learning programs and adjustments to new regulations. Any such increases in volume could result in delays to various approvals our educator partners request, and any such delays could in turn delay the timing of our ability to generate revenue from their programs.

Our educator partners, both U.S. and international, may be required to be authorized in certain states to offer online programs, engage in advertising or recruiting and operate externships, internships, technical training, or other forms of field experience, depending on state and international laws. Although many of our programs are offered by U.S.-based higher education institutions that hold such authorizations or participate in an appropriate state reciprocity agreement, such as the State Authorization Reciprocity Agreement (“SARA”), other educator partners are not traditional education institutions or operate outside of the U.S. and do not hold such state authorizations. Further, even U.S.-based higher education institutions could lose a necessary authorization either because it lapses or is revoked by a state agency. Such partners could also lack, or lose, the ability to participate in a reciprocity agreement that provides the basis for their authorization in multiple states. For example, California higher education institutions currently do not participate in SARA. Unless we choose to seek authorization in our own name, which we have not done to date, the loss of or failure by an educator partner to obtain a necessary state authorization would, among other things, limit our ability to deliver content to learners in that state, either for degree or non-degree programs, render the partner and its learners in that state ineligible to participate in Title IV or other financial aid programs, diminish the attractiveness of the educator partner’s programs, and ultimately compromise our ability to generate revenue. In addition, if we or any of our educator partners fail to comply with any state agency’s rules, regulations, or standards beyond authorizations, the state agency could limit the ability of the educator partner to offer programs in that state or limit our ability to perform our contractual obligations to our educator partner in that state.

We or our educator partners may also be required to obtain appropriate approvals under international education laws and regulations. For example, a recent Indian regulation relating to online higher education requires, among other things, that learning platforms utilized by Indian universities to offer online degrees be approved by a technical committee of the Indian regulator. Seeking such approval could be a complex and time-consuming process, since the requirement is new, and as such there is no certainty as to the timing and standard of review for international platforms, or even whether international platforms are permitted to apply for approval. In addition, we may lack the knowledge and resources to successfully pursue an application without the support of one or more of our Indian university partners. International education laws and regulations may prohibit or restrict the delivery of online education by extraterritorial entities, or local policies or practice may favor local providers. India’s Ministry of Education recently announced its intention to launch in 2023 the National Digital University (“NDU”) of India, which would allow students to accumulate and combine credits from different higher education institutions, which may negatively impact our ability to effectively expand our degree business in India going forward.

If we or our educator partners fail to obtain or maintain necessary authorizations, or we or our educator partners violate applicable laws and regulations, learners in relevant programs could be adversely affected, we could lose our ability to operate in that state or international market, and our ability to generate revenue would be adversely affected.

If our educator partners fail to maintain institutional or programmatic accreditation for their programs, our revenue could be materially adversely affected.

The loss or suspension of an educator partner’s accreditation or other adverse action by their institutional accreditor would render the institution or its program ineligible to participate in Title IV programs or similar government funding programs that may be in place and available to students enrolled at our Degrees partners based in and outside of the U.S. This loss, suspension or other adverse action could prevent the educator partner from offering certain educational programs, could prevent students enrolled at our Degrees partners from accessing such funding programs, and could make it impossible for the graduates of the educator partner’s program to practice the profession for which they trained. If any of these results occurs, it could hurt our ability to generate revenue from that program.

Our activities are subject to international, federal, and state education accessibility, consumer protection laws and regulations, and other requirements.

As a service provider to higher education institutions both in the U.S. and internationally, either directly or indirectly through our arrangements with educator partners, we are required to comply with certain education laws and regulations.

Our platform is also subject to various requirements relating to accessibility for learners with disabilities. Certain requirements of Title II and Title III of the Americans with Disabilities Act apply to us and to our public and private university partners, Section 504 of the Rehabilitation Act of 1974 (the “Rehabilitation Act”) applies to our educator partners that receive federal funding, and Section 508 of the Rehabilitation Act, which sets accessibility standards for websites of federal departments and agencies, applies to certain of our government customers. Further, in the absence of definitive federal rulemaking, the Web Content Accessibility Guidelines 2.2, a set of recommendations and technical standards for making websites accessible to individuals with disabilities published by the World Wide Web Consortium, have become the effective standard for learner-facing aspects of our platform. We may not be successful in ensuring that our offerings and services meet these changing statutory and regulatory requirements, which could make our solutions less attractive to our educator partners and customers and which could subject us to third-party lawsuits, regulatory fines, or other action or liability, and we expect to incur ongoing costs of compliance. In addition, we have structured our learner subscription plans to charge learners on a recurring basis, and as a result we must comply with complex international, federal, and state laws and regulations related to automatic renewal, unfair competition, and false advertising. These laws, among other things, require us to make specific disclosures in specific ways at the time a learner purchases a subscription, and obtain the learner’s express consent to the recurring charges. The penalties for failing to comply with these requirements can be severe, including rendering the subscription contract null and void, and allowing the consumer to treat any services provided under such a contract as a gift, and any failure to comply with these requirements may constitute violations of more general consumer protection laws.

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

Our educator partners include colleges, universities, and other education providers, many of which depend substantially on government funding. Accordingly, any general decrease, delay, or change in federal, state, or local funding for colleges, universities, and other education providers could cause our current and potential partners to reduce their use of our platform, or delay development of content for our platform, any of which could cause us to lose learners and revenue.

In addition, the increased scrutiny and results-based accountability initiatives in the education sector, as well as ongoing policy differences in Congress regarding spending levels, could lead to significant changes in connection with the pending reauthorization of the HEA and the associated negotiated rulemaking or otherwise. These changes may place additional regulatory burdens on postsecondary schools participating in the Title IV programs generally, and specific changes may be targeted at companies like us that serve higher education within the U.S. The adoption of any laws or regulations that limit our ability to provide our bundled services to our educator partners could compromise our ability to offer their programs or make our solutions less attractive to them. Congress could also enact laws or regulations that require us to modify our practices in ways that could increase our costs.

Regulatory activities and initiatives of the DOE may have similar consequences for our business even in the absence of Congressional action. No assurances can be given as to how any new rules may affect our business.

Our business model has been validated by a DOE “dear colleague letter”, but such validation is not codified by statute or regulation and may be subject to change.

Each institution that participates in Title IV programs agrees, as a condition of its eligibility to participate in those programs, that it will not “provide any commission, bonus, or other incentive payment based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid, to any person or entity who is engaged in any student recruitment or admission activity, or in making decisions regarding the award of Title IV HEA program funds.” The vast majority of our U.S.-based university partners participate in the Title IV programs. Although this rule, referred to as the incentive compensation rule, generally prohibits entities or individuals from receiving incentive-based compensation payments for the successful recruitment, admission, or enrollment of learners, the DOE provided clarifying guidance in March 2011 interpreting the incentive compensation rule as permitting tuition revenue-sharing arrangements known as the “bundled services exception.” Our current business model relies heavily on the bundled services exception to enter into tuition revenue-sharing agreements with our U.S.-based university partners.

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

The DCL guidance indicates that an arrangement that complies with Example 2-B will be deemed to be in compliance with the incentive compensation provisions of the HEA and the DOE’s regulations. Our business model and contractual arrangements with our U.S.-based university partners are designed to follow Example 2-B in the DCL. However, the inherent ambiguity in the DCL and the incentive compensation rule creates the risk that DOE or a court, including, notably, in the context of a “whistleblower” claim under the federal False Claims Act, could disagree with that interpretation. If the DOE or a court determined that our business model or even the practices of a subcontractor did not meet the bundled services exception, we could have contractual obligations to our U.S.-based university partners such as indemnifying a partner from private claims or government investigations or demands for repayment of Title IV program funds. Even if such claims are without merit, they could cause reputational harm, cause us to incur significant defense costs, result in the termination of our U.S.-based partner agreements, and negatively impact our ability to enter into new agreements.

Further, because the bundled services rule was promulgated by agency guidance through the DCL and is not codified by statute or regulation, there is risk that the exception could be altered or removed without prior notice, public comment period, or other administrative procedural requirements that accompany formal agency rulemaking. The DCL has been criticized by commentators and lawmakers, including in a June 2022 report by the U.S. House Committee on Appropriations, which urged the DOE to rescind the guidance. In addition, the legal weight the DCL would carry in litigation over the propriety of any specific compensation arrangements under the HEA or the incentive compensation rule is uncertain. We can offer no assurances as to whether the exception in the DCL would be upheld by a court or how it would be interpreted. The revision, removal, or invalidation of the bundled services exception by Congress, the DOE, or a court, whether in an action involving our company or our university partners, or in action that does not involve us, could require us to change our business model and renegotiate the terms of our university partner agreements and could compromise our ability to generate revenue.

If we violate the misrepresentation rule, or similar federal and state regulatory requirements, we could face fines, sanctions, and other liabilities.

Under our contracts with U.S.-based college and university partners, we are required to comply with other regulations promulgated by the DOE and comparable state laws that affect our marketing activities, including the misrepresentation rule. The misrepresentation rule is broad in scope and applies to statements our employees or agents may make about the nature of an educator partner’s program, their financial charges, or the employability of their program graduates. A violation of this rule or other federal or state regulations applicable to our marketing activities by an employee or agent performing services for educator partners could damage our reputation, result in the termination of educator partner agreements, require us to pay fines or other monetary penalties, and require us to pay the fees associated with indemnifying an educator partner from private claims or government investigations.

We are required to comply with the Family Educational Rights and Privacy Act (“FERPA”), and failure to do so could harm our reputation and negatively affect our business.

FERPA generally prohibits an institution of higher education from disclosing personally identifiable information (“PII”) from a learner’s education records without the learner’s consent. Our U.S.-based university degree and certificate partners and Coursera for Campus customers and their learners disclose to us certain information that originates from or composes a learner education record under FERPA. Through our contracts to provide services to institutions, we are indirectly subject to FERPA, and we may not transfer or otherwise disclose any PII from a learner record to another party other than in a manner permitted under the statute and any applicable contract. If we violate FERPA, it could result in a material breach of agreement with one or more of our educator partners and could harm our reputation. Further, in the event that we disclose learner information in violation of FERPA, the DOE could require an educator partner to suspend our access to their learner information for at least five years.

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

While we rely on a variety of statutory and common-law frameworks and defenses, including those provided by the Digital Millennium Copyright Act of 1998 (“DMCA”), the Communications Decency Act (“CDA”), the fair-use doctrine in the U.S. and the E-Commerce Directive in the European Union ("EU"), differences between statutes, limitations on immunity, requirements to maintain immunity, and moderation efforts in the many jurisdictions in which we operate may affect our ability to rely on these frameworks and defenses, or create uncertainty regarding liability for information or content uploaded by educator partners or learners or otherwise contributed by third-parties to our platform. For example, while Section 230 of the CDA provides certain legal protections to online platforms from litigation related to content posted by users of their platforms, Section 230 has faced increasing litigation challenges and legislative proposals regarding the scope of its protection, including the Gonzalez v. Google case challenging Section 230, which the Supreme Court recently announced it will hear. These actions may increase the uncertainty of litigation risk for online platforms such as ours. As an additional example, Article 17 of the Directive on Copyright in the Digital Single Market was passed in the E.U., which affords copyright owners some enforcement rights that may conflict with U.S. safe harbor protections afforded to us under the DMCA. Member states in the EU are in the process of determining how Article 17 will be implemented in their particular country. Moreover, regulators in the U.S. and in other countries in which we operate may introduce new regulatory regimes that increase potential liability for information or content available on our platform, or which impose additional obligations to monitor such information or content, which could increase our costs.

We are subject to governmental export and import controls and anti-corruption laws and regulations that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.

Our business activities are subject to various restrictions under U.S. export and import and similar laws and regulations, including the U.S. Department of Commerce’s Export Administration Regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. The U.S. export control laws and U.S. economic sanctions laws include restrictions or prohibitions on the purchase or sale of certain technology, goods, and services to U.S. embargoed or sanctioned countries, governments, persons, and entities. In addition, various countries regulate the import of certain technology and have enacted or could enact laws that could limit our ability to provide learners access to our platform or could limit our learners’ ability to access or use our services in those countries.

Although we take precautions to prevent our platform from being provided in violation of such laws, our platform could be provided inadvertently in violation of such laws, despite the precautions we take. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to civil or criminal penalties, including the possible loss of export privileges and fines. We may also be adversely affected through penalties, reputational harm, loss of access to certain markets, or otherwise. In addition, various countries regulate the import and export of certain encryption and other technology, including import and export permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our platform or could limit our learners’ ability to access our platform in those countries. Changes in our platform, or changes in export and import regulations, such as the increase of sanctions on Russian parties, and discretionary decisions to suspend activities in Russia, may prevent our international learners from utilizing our platform or, in some cases, prevent the export or import of our platform to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions, or related legislation or changes in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell subscriptions to our platform to, existing or potential learners internationally, or could restrict our ability to acquire technology, services, or content. Any decreased use of our platform or limitation on our ability to export or sell our platform would adversely affect our business, results of operations, and financial results.

We are also subject to various domestic and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, as well as other similar anti-bribery, anti-kickback laws, and anti-money laundering regulations. These laws and regulations generally prohibit companies and their employees and intermediaries from authorizing, offering, providing, and accepting improper payments or benefits for improper purposes. These laws also require that we keep accurate books and records and maintain compliance procedures designed to prevent any such actions. Although we take precautions to prevent violations of these laws, our exposure for violating these laws increases as our international presence expands and as we increase sales and operations in foreign jurisdictions.

We may become involved in claims, lawsuits, government investigations, and other proceedings that could adversely affect our business, financial condition, and results of operations.

From time to time, we may become involved in litigation matters including intellectual property, commercial, employment, class action, securities, whistleblower, accessibility, and other litigation and claims, and governmental and other regulatory investigations and proceedings. For example, in January 2023, a putative consumer class action was filed against us in the United States District Court for the Northern District of California alleging certain claims relating to California's Automatic Renewal Law and the Electronic Funds Transfer Act. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. In addition, the expense of litigation and the timing of these expenses from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations. Refer to Note 12, Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, which is incorporated by reference into this risk factor.

Risks Related to Privacy, Cybersecurity, and Infrastructure

If sensitive information about our educator partners, their employees, or our learners is disclosed, or if we or our third-party providers are subject to cyberattacks, use of our platform could be curtailed, we may be exposed to liability, and our reputation would suffer.

Although we do not directly collect, transmit, and store financial information, such as credit cards and other payment information, except in very limited circumstances related to Enterprise customers, we utilize third-party payment processors who provide these services on our behalf. We also collect and store certain PII provided by our educator partners and learners, such as names and email addresses. The collection, transmission, and storage of such information is subject to stringent legal and regulatory obligations. Some of our third-party service providers, such as identity verification and payment processing providers, also regularly have access to personal data. In an effort to protect sensitive information, we rely on a variety of security measures, including encryption and authentication technology licensed from third parties. However, advances in computer capabilities, increasingly sophisticated tools and methods used by hackers and cyberterrorists, new discoveries in the field of cryptography, or other developments may result in our failure or inability to adequately protect sensitive information. In addition, there may be scamming or phishing attempts, such as impersonating our personnel or our educator partners’ personnel, in an effort to obtain personal information from our learners or otherwise make inappropriate use of our platform, which could expose us to liability, reduce learner and educator partner satisfaction with our platform, or damage our reputation. For example, we have had several instances of users impersonating professors and inviting learners to off-platform forums in an effort to entice the learners to buy unrelated educational content.

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

Further, if we or our third-party service providers experience security breaches that result in platform performance or availability problems or the loss or unauthorized disclosure of sensitive information, our reputation and ability to maintain existing, or attract new, educator partners and learners could be materially adversely affected, and our existing educator partners could scale back their programs or elect to not renew their agreements, prospective learners could decline to enroll or stay enrolled in our educator partners’ programs, and we could be subject to third-party lawsuits, regulatory fines, or other action or liability. Further, any reputational damage resulting from breach of our security measures could create distrust of our company by prospective educator partners or learners.

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

We expect to incur ongoing costs associated with the detection and prevention of data security breaches and other security-related incidents. We may incur additional costs in the event of a data security breach or other security-related incident. Any actual or perceived compromise of our systems or data security measures or those of third parties with whom we do business, or any failure to prevent or mitigate the loss of personal or other confidential information and delays in detecting or providing notice of any such compromise or loss could disrupt our operations, harm the perception of our security measures, damage our reputation, cause some learners or educator partners to decrease or stop their use of our platform or relationships with us, and could subject us to litigation, government action, increased transaction fees, regulatory fines or penalties, or other additional costs and liabilities that could harm our business, financial condition, and operating results.

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

In providing services to our educator partners and customers, we may directly or indirectly have access to PII from learners and prospective learners, such as names, email addresses, and sensitive personal information. In the event that sensitive PII is unlawfully accessed or acquired, the majority of states and many international jurisdictions have laws that require institutions to investigate and promptly disclose the data breach to impacted individuals, usually in writing. Under the terms of our agreements with educator partners and customers, we may be responsible for the costs of investigating and disclosing data breaches to learners and, in many cases, to educator partners and customers as well. In addition to costs associated with investigating and fully disclosing a data breach in such instances, we could be subject to substantial costs to remedy the data breach, substantial monetary fines, or private claims by affected parties, and our reputation would likely be harmed.

Disruption to or failures of our platform could result in our educator partners and learners becoming unsatisfied with our platform and could harm our reputation.

The performance and reliability of our platform and the underlying technology are critical to our operations, reputation, and ability to attract and retain educator partners and learners. Our educator partners rely on our platform to offer their courses and programs online, and learners must access our platform on a frequent and reliable basis. Our platform is complex and relies on infrastructure provided by third parties, and may contain defects, errors, or vulnerabilities, or may not perform as contemplated. These errors, defects, disruptions, breaches, or other performance problems with our platform could damage our or our educator partners’ reputations, decrease educator partner and learner satisfaction and retention, negatively impact our ability to attract new learners and educator partners, and could result in large indemnity payments to learners and educator partners for losses suffered or incurred in connection with any such defects or errors on our platform, or other liabilities relating to or arising from our platform. In addition, sustained or recurring disruptions in our platform or its underlying technology could adversely affect our and our educator partners’ compliance with applicable regulations and accrediting body standards.

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

A number of our customers integrate our learning management platform with certain learning management systems or learning experience platforms using application programming interfaces for user management, usage reporting, and content listings, and we expect this number of customers to grow. The functionality and popularity of our platform depends, in part, on our ability to integrate our platform with third-party applications and software. Third-party providers of applications may change the features of their applications and software, restrict our access to their applications and software or alter the terms governing use of their applications and access to those applications and software in an adverse manner. Such changes could functionally limit or terminate our ability to use these third-party applications and software in conjunction with our platform, which could negatively impact our offerings and harm our business. If we fail to integrate our platform with new third-party applications and software that our learners and educator partners can utilize, we may not be able to offer the functionality that they need, which would negatively impact our ability to generate revenue and adversely impact our business.

Our payments system depends on third-party providers and is subject to evolving laws and regulations.

We rely on third-party payment processors to process payments made by learners on our platform. We have engaged third-party service providers to perform underlying card processing, currency exchange, identity verification, and fraud analysis services. If these service providers do not perform adequately or if they terminate their relationships with us or refuse to renew their agreements with us on commercially reasonable terms, we will need to find an alternate payment processor and may not be able to secure similar terms or replace such payment processors in an acceptable timeframe. Further, the software and services provided by our third-party payment processors may not meet our expectations, contain errors or vulnerabilities, be compromised or experience outages, or such processors may impose additional authentication, validation, or other requirements. Any of these risks could cause us to lose our ability to accept online payments, conduct other payment transactions, or make it difficult for our customers to make payments to us, any of which could make our platform less convenient and attractive and harm our ability to attract and retain educator partners and learners. In addition, if these providers increase the fees they charge us, our operating expenses could increase.

The laws and regulations related to payments are complex and vary across different jurisdictions in the U.S. and globally. As a result, we are required to spend significant time and effort to comply with those laws and regulations. Any failure or claim of our failure to comply, or any failure by our third-party service providers to comply, could cost us substantial resources, could result in liabilities, or could force us to stop offering certain third-party payment services. For example, in late 2021, the Reserve Bank of India imposed additional requirements for recurring credit card payments, and until financial institutions satisfied the new requirements learners were unable to use credit cards from such institutions to purchase subscriptions. In addition, as we expand our international operations, we will need to accommodate international payment method alternatives. As we expand the availability of new payment methods in the future, including internationally, we may become subject to additional regulations and compliance requirements.

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

Our educator partners and learners rely on access to the internet and mobile networks to access our platform. Internet service providers may choose to disrupt or degrade our access to our platform or increase the cost of such access. Internet service providers or mobile network operators could also attempt to charge us for providing access to our platform. In January 2018, the Federal Communications Commission (the “FCC”) released an order reclassifying broadband internet access as an information service, subject to certain provisions of Title I of the Communications Act. Among other things, the order eliminates rules adopted in 2015 that prohibited broadband providers from blocking, impairing, or degrading access to legal content, applications, services, or non-harmful devices, or engaging in the practice of paid prioritization (e.g., the favoring of some lawful internet traffic over other traffic in exchange for higher payments). The order was contested and affirmed in federal court, and the parties declined to appeal the decision to the Supreme Court. A number of states have also enacted or are considering legislation or executive actions that would regulate the conduct of broadband providers. While President Biden signed an executive order on July 9, 2021, which, among other things, instructed the FCC to restore the net neutrality rules, we cannot predict whether the FCC will restore such rules, and if they do, whether the order or state initiatives will be modified, overturned, or vacated by legal action of the court, federal or state legislation, or the FCC. If net neutrality rules are not implemented, our business could be subject to increased costs and a loss of existing learners, impair our ability to attract new learners, and materially and adversely impact our business and opportunities for growth. Outside of the U.S., government regulation of the internet, including the idea of net neutrality, may be developing or non-existent. As a result, we could face discriminatory or anti-competitive practices that could impede our growth prospects, increase our costs, and harm our business.

If the mobile solutions available to our learners and partners are not effective, the use of our platform could decline.

Learners have been increasingly accessing our platform on mobile devices through our app in recent years. The smaller screen size and reduced functionality associated with some mobile devices may make the use of our platform more difficult or our educator partners may believe that online learning through such mobile devices is not effective. Learners accessing our network primarily on mobile devices may not enroll in the courses or the credentialing programs offered on our platform as often as those accessing our platform through personal computers, which could result in less revenue for us. If we are not able to provide our educator partners with the functionality to deliver a rewarding experience on mobile devices, their ability to attract learners to their programs may be harmed and, consequently, our business may suffer.

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

If our educator partners or customers, including learners, encounter difficulty accessing or using, or if they choose not to use, our mobile platform, our growth prospects and our business may be adversely affected.

Our use and processing of personal information and other data is subject to laws and obligations relating to privacy and data protection, and our failure to comply with such laws and obligations could harm our business.

In the ordinary course of our business, and in particular in connection with merchandising our service to our learners, we collect, process, store, and use personal information and data supplied by learners. Numerous federal, state, and foreign laws, rules, and regulations govern privacy, data protection, and the collection, use, and protection of personal information and other types of data we collect, use, disclose, and otherwise process. These laws, rules, and regulations are constantly evolving, and we expect that there will continue to be new proposed laws, regulations, and industry standards concerning privacy, data protection, and information security in the U.S., the EU, and globally.

In the U.S., a significant example of this is the California Consumer Privacy Act (the “CCPA”), which provides data privacy rights for California consumers and new operational requirements for covered companies. The CCPA provides that covered companies must provide disclosures to California consumers and afford such consumers new data privacy rights that include the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The California Privacy Rights Act (the “CPRA”), effective as of January 1, 2023, significantly modifies the CCPA, including by imposing additional obligations on covered companies and expanding consumers’ rights with respect to certain sensitive personal information and rights to object to sharing information for behavioral advertising purposes, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Additionally, the Virginia Consumer Data Protection Act, effective on January 1, 2023, the Colorado Privacy Act, effective from July 1, 2023, and the Utah Consumer Privacy Act, effective from December 31, 2023, each impose similar requirements on covered businesses. In addition, all 50 states have laws, including obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers, and others. Aspects of the CCPA, the CPRA, and other laws and regulations relating to data protection, privacy, and information security, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them.

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

The General Data Protection Regulation (the “GDPR”) imposes stringent data protection requirements on businesses processing personal data of EU data subjects. The GDPR is wide-ranging in scope and imposes numerous additional requirements on companies that process personal data, including imposing special requirements in respect of the processing of personal data, requiring that consent of individuals to whom the personal data relates is obtained in certain circumstances, requiring additional disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security and confidentiality of personal data, creating mandatory data breach notification requirements in certain circumstances, and requiring that certain measures (including contractual requirements) are put in place when engaging third-party processors or transferring data overseas. The GDPR also provides individuals with various rights in respect of their personal data, including rights of access, erasure, portability, rectification, restriction, and objection. Complying with the GDPR remains an onerous and potentially costly obligation as interpretations of the specific requirements emerge through the courts and enforcement decisions. In addition, where we transfer data directly from customers in the EU directly to us in the U.S. (notwithstanding recent positive developments through the implementation of updated Standard Contractual Clauses and the European Commission's publication of a draft adequacy decision for the EU-U.S. Data Privacy Framework), there is still considerable uncertainty surrounding the future trajectory of the perception of such transfers by EU data protection authorities following the decision on July 16, 2020 by the Court of Justice of the EU (ECJ) in its Case C-311/18 Data Protection Commissioner v Facebook Ireland and Maximillian Schrems.

Similar data privacy laws, rules, and regulations in other countries may also impact our business. The People’s Republic of China implemented the Personal Information Protection Law on November 1, 2021, which includes both similarities and differences to the GDPR. India has drafted a complete overhaul of its privacy regime with the draft The Digital Personal Data Protection Bill, 2022. This bill, while not yet law, would grant Indian data subjects many of the same rights as granted by the GDPR to EU data subjects and impose similar obligations on businesses processing the personal data of Indian data subjects. Singapore also amended its privacy law in 2021, imposing additional obligations on businesses processing the data of Singaporean data subjects, including restrictions on foreign transfers. In addition, the Brazilian General Data Protection Law, in force since late 2020, may also have implications for our business.

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

We use social media, emails, push notifications, and text messages as part of our omni-channel approach to marketing. As laws and regulations evolve to govern the use of these channels, the failure by us, our employees, our partners, or third parties acting at our direction to comply with applicable laws and regulations in the use of these channels could adversely affect our reputation or subject us to fines or other penalties. In addition, our employees, our educator partners, or third parties acting at our direction may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement of intellectual property, as well as the public disclosure of proprietary, confidential, or sensitive personal information of our business, employees, learners, educator partners, or others. Information concerning us, our educator partners, or learners, whether accurate or not, may be posted on social media platforms at any time and may have an adverse impact on our brand, reputation, or business. The harm may be immediate without affording us an opportunity for redress or correction and could have a material adverse effect on our reputation, business, operating results, financial condition, and prospects.

Risks Related to Intellectual Property

Any failure to obtain, maintain, protect, or enforce our intellectual property and proprietary rights could impair our ability to protect our proprietary technology and our brand and could materially harm our business.

We rely on a combination of intellectual property rights, contractual protections, and other practices to protect our brand, proprietary information, technologies, and processes. We primarily rely on copyright and trade secret laws to protect our proprietary technologies and processes, including the algorithms we use throughout our business. Others may independently develop the same or similar technologies and processes, or may improperly acquire and use information about our technologies and processes, which may allow them to provide a service similar to ours, which could harm our competitive position. Our principal trademark assets include the registered trademark “Coursera” and our logos and taglines. We also hold the rights to the “Coursera.org” internet domain name and various related domain names, which are subject to internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. If we are unable to protect our trademarks or domain names, our brand recognition and reputation would suffer, we would incur significant expense establishing new brands, and our operating results would be adversely impacted. As of December 31, 2022, we had 19 issued patents relating to technology features of our platform, including identity verification, content delivery and navigation, and automation, which patents expire between 2034 and 2040, and a number of U.S. pending patent applications also relating to certain technology features of our platform. We cannot predict whether any pending patent application will result in an issued patent that will effectively protect and enforce our intellectual property. Even if a patent issues, the patent may be circumvented or its validity may be challenged in proceedings before the U.S. Patent and Trademark Office. In addition, we cannot assure you that every significant feature of technology and services will be protected by any patent or patent application. Further, to the extent we pursue patent protection for our innovations, patents we may apply for may not issue, and patents that do issue or that we acquire may not provide us with any competitive advantages or may be challenged by third parties. There can be no assurance that any patents we obtain will adequately protect our inventions or survive a legal challenge, as the legal standards relating to the validity, enforceability, and scope of protection of patent and other intellectual property rights are uncertain.

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

A substantial portion of our platform and our solutions incorporate so-called “open source” software, and we may incorporate additional open source software in the future. Open source software is generally freely accessible, usable, and modifiable. Certain open source licenses may, in certain circumstances, require us: (i) to offer our solutions that incorporate the open source software for no cost; (ii) to make available source code for modifications or derivative works we create based upon incorporating or using the open source software; and (iii) to license such modifications or derivative works under the terms of the particular open source license. If an author or other third party that distributes open source software we use were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations, could be required to disclose our proprietary code, and could be subject to significant damages, including being enjoined from the offering of our solutions that contained the open source software and being required to comply with one or more of the foregoing conditions, which could disrupt our ability to offer the affected solutions. We could also be subject to suits by parties claiming ownership of what we believe to be open source software. Litigation could consume management’s time and attention, could be costly for us to defend, and could have a negative effect on our operating results and financial condition.

Individuals that appear in content hosted on our platform may claim violation of their rights.

Faculty and learners that appear in video segments hosted on our platform may claim that proper assignments, licenses, consents, and releases were not obtained for use of their likenesses, images, or other contributed content. Our educator partners are contractually required to ensure that proper assignments, licenses, consents, and releases are obtained for their course material, but we do not know with certainty that they have obtained all necessary rights. Moreover, the laws governing rights of publicity and privacy, and the laws governing faculty ownership of educational content, are imprecise and adjudicated on a case-by-case basis, such that the enforcement of agreements to transfer the necessary rights is unclear. As a result, we could incur liability to third parties for the unauthorized duplication, display, distribution, or other use of this material. Any such claims could subject us to costly litigation and impose a significant strain on our financial resources and management personnel, regardless of whether the claims have merit. Our various liability insurance coverages may not cover potential claims of this type adequately or at all, and we may be required to alter or cease our use of such material, which may include changing or removing content from courses, or to pay monetary damages. Moreover, claims by faculty and learners could damage our reputation, regardless of whether such claims have merit.

Risks Relating to Our Existence as a Public Benefit Corporation

Although we operate as a Delaware PBC, we cannot provide any assurance that we will achieve our public benefit purpose.

As a Delaware PBC, we are required to produce a public benefit and to operate in a responsible and sustainable manner, balancing our stockholders’ pecuniary interests, the interests of those materially affected by our conduct, and the public benefit identified by our certificate of incorporation. There is no assurance that we will achieve our public benefit purpose or that the expected positive impact from being a PBC will be realized, which could have a material adverse effect on our reputation, which in turn may have a material adverse effect on our business, results of operations, and financial condition.

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

If our publicly reported B Corp score declines, or if we lose our certified B Corp status, our reputation could be harmed and our business could suffer.

We have been certified as a B Corp through B Lab. B Corp certification requires us to meet rigorous standards of social and environmental performance, accountability, and transparency. We believe that our B Corp status enables us to strengthen our credibility and trust among our customers and educator partners. Our business model and brand could be harmed if we are unable to maintain certification as a B Corp. In 2022, we completed our reassessment following our initial public offering, and to maintain certification, we must undergo a reassessment every three years. Whether due to our choice or our failure to meet B Lab’s certification requirements, which are subject to periodic changes and updates, including a recently-released proposed new framework, which if adopted in its present form, could make it more difficult to achieve certification, any change in our status could create a perception that we are more focused on financial performance and no longer as committed to the values shared by B Corps. Likewise, our reputation could be harmed if our publicly reported B Corp score declines, and there is a perception that we are no longer committed to the B Corp standards. Similarly, our reputation could be harmed if we take actions that are perceived to be misaligned with B Corp values.

As a PBC, our focus on a specific public benefit purpose and producing a positive effect for society may negatively impact our financial performance.

Unlike traditional Delaware corporations, whose directors have a fiduciary duty to focus exclusively on maximizing stockholder value, our directors have a fiduciary duty to consider not only stockholders’ interests, but also the Company’s specific public benefit and the interests of other stakeholders affected by our actions. Therefore, we may take actions that we believe will be in the best interests of those stakeholders materially affected by our specific benefit purpose, even if those actions do not maximize our financial results. While we intend for this public benefit designation and obligation to provide an overall net benefit to us, our educator partners, and learners, it could instead cause us to make decisions and take actions without seeking to maximize the income generated from our business, and hence available for distribution to our stockholders. Our pursuit of longer-term or non-pecuniary benefits may not materialize within the timeframe we expect or at all and may have a negative effect on any amounts available for distribution to our stockholders. Accordingly, being a PBC and complying with our related obligations could harm our business, results of operations, and financial condition, which in turn could cause our stock price to decline.

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

Our focus on the long-term best interests of our company as a PBC and our consideration of all of our stakeholders, including our stockholders, learners, educator partners, employees, the communities in which we operate, and other stakeholders that we may identify from time to time, may conflict with short- or medium-term financial interests and business performance, which may negatively impact the value of our common stock.

We believe that focusing on the long-term best interests of our company as a PBC and our consideration of all of our stakeholders, including our stockholders, learners, educator partners, employees, the communities in which we operate, and other stakeholders we may identify from time to time, is essential to the long-term success of our company and to long-term stockholder value. Therefore, we have made, and may in the future, make decisions that we believe are in the long-term best interests of our company and our stockholders, even if such decisions may negatively impact the short- or medium-term performance of our business, results of operations, and financial condition or the short- or medium-term performance of our common stock. Our commitment to pursuing long-term value for the Company and its stockholders, potentially at the expense of short- or medium-term performance, may have a material adverse effect on the trading price of our common stock, including making ownership of our common stock less appealing to investors who are focused on returns over a shorter time horizon. Our decisions and actions in pursuit of long-term success and long-term stockholder value, which may include changes to our platform to enhance the experience of our learners, educator partners, and the communities in which we operate, including by improving the trust and safety of our platform, changes in the manner in which we deliver community support, investing in our relationships with our learners, educator partners, and employees, investing in and introducing new offerings and services, investing in social impact initiatives consistent with our public benefit objectives, or changes in our approach to working with local or national jurisdictions on laws and regulations governing our business, may not result in the long-term benefits that we expect, in which case our business, results of operations, and financial condition, as well as the trading price of our common stock, could be materially adversely affected.

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

We believe that our company culture has been critical to our success. In addition, we believe that our status as a PBC and our commitment to providing global access to flexible and affordable world-class learning that supports personal development, career advancement, and economic opportunity distinguish us from our competitors and promote a relationship among our educator partners, learners, and employees founded on trust. However, we face a number of challenges that may affect our ability to sustain our company culture, including:

•
a need to identify, attract, reward, and retain people in leadership positions in our organization who share and further our culture, values, mission, and public benefit objectives;
•
the increasing size and geographic diversity of our workforce, and our ability to promote an inclusive and consistent culture across all our offices and employees, including those in a remote work environment;
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

The application of indirect taxes, such as sales and use taxes, value-added taxes (“VAT”), provincial taxes, goods and services taxes, business taxes, digital service taxes, and gross receipt taxes to businesses like ours is a complex and evolving issue. Significant judgment is required to evaluate applicable tax obligations, and as a result, amounts recorded are estimates and could change. In many cases, the ultimate tax determination is uncertain because it is not clear how existing statutes apply to our business. One or more U.S. states, the federal government, or foreign jurisdictions may seek to impose additional reporting, recordkeeping, or indirect tax collection obligations on businesses like ours that facilitate ecommerce. For example, in 2018, the U.S. Supreme Court ruled that, in certain situations, states may require online merchants to collect and remit sales taxes on transactions in the state, despite not having a physical presence in the state. New taxes could also require us to incur substantial costs to capture data and collect and remit taxes. If such obligations were imposed, the additional costs associated with tax collection, remittance, and audit requirements could affect our operating results or, in the event that we change our pricing models to account for increased obligations, make accessing offerings through our platform less attractive and more costly, which could harm our business.

Amendments to existing tax laws, rules, or regulations or enactment of new unfavorable tax laws, rules, or regulations could have an adverse effect on our business and operating results.

Many of the underlying laws, rules, and regulations imposing taxes and other obligations were established before the growth of the internet and ecommerce. U.S. federal, state, local, and foreign taxing authorities are currently reviewing the appropriate treatment of companies engaged in ecommerce and considering changes to existing tax or other laws that could levy sales, income, consumption, use, or other taxes relating to our activities, and/or impose obligations on us to collect such taxes. If such tax or other laws, rules, or regulations are amended, or if new laws, rules, or regulations are enacted, the results could increase our tax payments or other obligations, prospectively or retrospectively, subject us to interest and penalties, decrease the demand for our services if we pass on such costs to our educator partners or learners, result in increased costs to update or expand our technological or administrative infrastructure, or effectively limit the scope of our business activities if we decided not to conduct business in particular jurisdictions. As a result, these changes may have a material adverse effect on our business, results of operations, financial condition, and prospects.

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

Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board, the SEC, and various bodies formed to promulgate and interpret accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions completed before the announcement of a change. It is difficult to predict the impact of future changes to accounting principles or our accounting policies, any of which could negatively affect our reported results of operations.

If our internal control over financial reporting (“ICOFR”) or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

We are required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“SOX”) as of December 31, 2022. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. SOX requires that we maintain effective ICOFR and disclosure controls and procedures. In particular, we must perform system and process evaluations, document our controls, and perform testing of our key controls over financial reporting to allow management and our independent public accounting firm to report on the effectiveness of our ICOFR. If we are not able to comply with SOX requirements in a timely manner, or if we or our independent public accounting firm identify deficiencies in our ICOFR that are deemed to be material weaknesses, the market price of our stock would likely decline, and we could be subject to lawsuits, sanctions, or investigations by regulatory authorities, which would require additional financial and management resources.

As of June 30, 2022, the last business day of our most recently completed second fiscal quarter, the Company's aggregate worldwide public float was greater than $700 million. As a result of exceeding this threshold and meeting the time and reporting requirements established by the SEC, we became a large accelerated filer and no longer qualify as an emerging growth company as of December 31, 2022. Accordingly, we are no longer eligible for the emerging growth company provisions of the JOBS Act.

We may encounter difficulties in the timely and accurate reporting of our financial results, which would impact our ability to provide our investors with information in a timely manner. As a result, our investors could lose confidence in our reported financial information, and our stock price could decline.

Our operations as a public company require substantial costs and substantial management attention, and we may not be able to manage our operations as a public company effectively or efficiently.

As a public company, we incur significant legal, accounting, and other expenses. Our management team and other personnel devote a substantial amount of time to, and we may not effectively or efficiently manage our operations as a public company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of SOX and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of the SEC and the NYSE. If, notwithstanding our efforts to comply with these laws, regulations, and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. Further, failure to comply with these rules might make it more difficult for us to obtain some types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as members of senior management. As such, we invest resources to comply with evolving laws, regulations, and standards. This investment results in increased general and administrative expenses.

We have incurred significant expense and devoted substantial management effort to complying with SOX requirements, including hiring resources with expertise in SOX compliance and completing the process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with SOX. To the extent we continue to grow, we will hire additional accounting and financial personnel with requisite technical and public company experience. If we are unable to recruit and retain skilled accounting and finance personnel, the quality and timeliness of our financial reporting may suffer, which could result in the identification of material weaknesses in our internal controls. Any consequences resulting from inaccuracies or delays in our reported consolidated financial statements could cause our stock price to decline and could harm our business, financial condition, and results of operations.

Risks Related to Our Common Stock

The price of our common stock could be volatile, and you may lose all or part of your investment.

Our stock price may be volatile and may decline, and you may not be able to resell your shares at or above the price at which your shares were acquired. The trading price and volume of our common stock could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•
variations in our operating results and other financial and operational metrics, including the key financial and operating metrics disclosed in this Form 10-K, as well as how those results and metrics compare to analyst and investor expectations;
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
•
events or factors resulting from global health crises such as the COVID-19 pandemic, war or other outbreak of hostilities, geopolitical tensions, acts of terrorism, responses to these events, or the perception that any such factors or events may occur;
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
•
the strength of the global economy or the economy in the jurisdictions in which we operate, and market conditions in our industry and those affecting our educator partners and learners;
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
•
litigation or other claims against us;
•
the number of shares of our common stock that are available for public trading; and
•
any other factors discussed in this Form 10-K.

In addition, if the market for technology stocks, education stocks, or the stock market in general experiences a loss of investor confidence, whether due to any of the foregoing factors or otherwise, the price of our common stock could decline for reasons unrelated to our business, results of operations, or financial condition. The price of our common stock might also decline in reaction to events that affect other companies, even if those events do not directly affect us. These broad market fluctuations, as well as general economic, political, and market conditions, such as recessions or inflation, may cause declines in the market price of our common stock, and you may not realize any return on your investment in us and may lose some or all of your investment.

Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. If we are the subject of such litigation, it could result in substantial costs and could divert our management’s attention and resources, which could adversely affect our business.

In addition, as of December 31, 2022, 40,926,248 shares were issuable upon exercise of outstanding stock options or the vesting of outstanding RSUs. Sales of stock by these equity holders or the perception that such sales could occur could adversely affect the trading price of our common stock.

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

We do not intend to pay dividends on our common stock for the foreseeable future, so any returns on your investment will be limited to changes in the value of our common stock.

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

The exclusive forum provision in our organizational documents may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims.

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

Our amended and restated bylaws also provide that, to the fullest extent permitted by applicable law and unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. The enforceability of similar exclusive federal forum provisions in other companies’ organizational documents has been challenged in legal proceedings, and while the Delaware Supreme Court and certain other state courts have ruled that this type of exclusive federal forum provision is facially valid under Delaware law, there is uncertainty as to whether other courts would enforce such provisions and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. This exclusive federal forum provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts of the U.S. have exclusive jurisdiction.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are in Mountain View, California. All of our offices are leased, and we do not own any real property. We believe that our properties, which support all of our reportable segments, are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.

Item 3. Legal Proceedings

From time to time, we have been and will continue to be subject to legal proceedings and claims in the ordinary course of or otherwise related to our business and operations. The results of any current or future litigation or its impact on our business and operations are inherently uncertain, and regardless of the outcome, litigation can have an adverse impact on us as a result of litigation and settlement costs, diversion of management attention and resources, and other factors. For a description of our legal proceedings, refer to Note 12, Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, which is incorporated by reference into this Part I, Item 3.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Price of Our Common Stock

Our common stock, par value $0.00001 per share, is listed on the New York Stock Exchange, under the symbol “COUR” and began trading on March 31, 2021. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of February 16, 2023, there were 116 holders of record of our common stock. The actual number of holders of our common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or by other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds

On April 5, 2021, we completed our initial public offering of common stock, in which we sold 14,664,776 shares and certain selling stockholders sold 1,065,224 shares (the “IPO”). The shares were sold at a price to the public of $33.00 per share for net proceeds to us of $452.5 million after deducting underwriting discounts and commissions of $31.5 million. Net proceeds to the selling stockholders were $32.9 million after deducting underwriting discounts and commissions. We did not receive any of the proceeds from the sale of our common stock by the selling stockholders.

On April 19, 2021, the underwriters exercised in full the right to purchase 2,359,500 additional shares of common stock from us, resulting in additional net proceeds of $72.8 million after deducting underwriting discounts and commissions of $5.1 million.

All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-253932), which was declared effective by the United States Securities and Exchange Commission (“SEC”) on March 30, 2021. Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC acted as representatives of the underwriters for the offering. We incurred offering expenses of approximately $6.4 million. Upon completion of the sale of the shares of our common stock referenced in the preceding sentences, the IPO terminated.

There has been no material change in the planned use of proceeds from the IPO as described in our Prospectus for the IPO filed with the SEC, pursuant to Rule 424(b)(4), on March 31, 2021.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following section discusses the financial condition and results of operations of Coursera, Inc. and its subsidiaries (“Coursera”, the “Company”, “we”, “us”, or “our”) and should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K (“Form 10-K”). This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Special Note Regarding Forward-Looking Statements" in this Form 10-K. You should review the disclosure under the heading "Risk Factors" under Part I, Item 1A in this Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Organization of Information

Management’s discussion and analysis provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying consolidated financial statements. It includes the following sections:

•
Overview
•
JOBS Act Transition Period
•
Expense Reduction Initiative
•
Initial Public Offering
•
Factors Affecting Our Performance
•
Impact of COVID-19 and Other Macroeconomic Conditions
•
Components of Results of Operations
•
Results of Operations
•
Liquidity and Capital Resources
•
Key Business Metrics and Non-GAAP Financial Measures
•
Critical Accounting Estimates
•
Recent Accounting Pronouncements

In this section of the Form 10-K, we discuss our financial condition and results of operations for the years ended December 31, 2022 and 2021. Our financial condition and results of operations for the years ended December 31, 2021 and 2020 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Form 10-K for the fiscal year ended December 31, 2021 filed with the United States Securities and Exchange Commission (“SEC”) on March 3, 2022.

Overview

Coursera is one of the largest online learning destinations in the world, connecting an ecosystem of learners, educators, organizations, and institutions with a platform of high-quality content and credentials, data, and technology.

As shifts to the digital economy are increasing the need for new skills, Coursera’s online learning offerings can meet this global demand and provide access to world-class education to learners, organizations, and institutions worldwide. We partner with over 300 leading global university and industry partners to create and distribute content that is modular, stackable, flexible, and affordable. As of December 31, 2022, approximately 118 million learners are registered on our platform to engage with a wide range of offerings from industry microcredentials, including entry-level Professional Certificates, to bachelor’s and master’s degree programs.

Coursera serves learners where and how they want to learn—in their homes, through their employers, through their colleges and universities, and through government-sponsored programs. We provide a range of stackable learning content and credentials, including Clips, Guided Projects, Specializations, courses, and certificates that can build towards a broader course of study such as a degree or postgraduate diploma. Our go-to-market strategy centers on efficiently attracting learners to our platform and connecting them to stackable content and degree programs tailored to them, after which our data-driven learner experience identifies potential Enterprise prospects, complemented by our direct sales team, which finds and engages with potential business, academic, government, and other institutional customers.

For the years ended December 31, 2022 and 2021, we generated a net loss of $175.4 million and $145.2 million, which included stock-based compensation expense of $110.8 million and $91.2 million, and a net loss margin as a percentage of revenue of 33% and 35%, respectively.

JOBS Act Transition Period

As of June 30, 2022, the last business day of our most recently completed second fiscal quarter, our aggregate worldwide public float was greater than $700 million. As a result of exceeding this threshold and meeting the time and reporting requirements established by the SEC, we became a large accelerated filer and no longer qualify as an emerging growth company as of December 31, 2022. Accordingly, we are no longer eligible for the emerging growth company provisions of the JOBS Act.

Expense Reduction Initiative

We are undertaking a plan to reduce our expenses, focus our efforts, and prioritize investments in key initiatives that are expected to drive long-term, sustainable growth. In connection with this effort, on November 9, 2022, we enacted a plan to reduce our global workforce to better align our cost structure and personnel needs with our business objectives, growth opportunities, and operational priorities.

As a result of this reduction, we recognized restructuring charges, within operating expenses, of $10.1 million mainly related to personnel expenses, such as employee severance and benefits costs, and made cash payments of $4.8 million in the year ended December 31, 2022. As of December 31, 2022, $5.1 million of the incremental expenses relating to this reduction remained unpaid and were included in the consolidated balance sheet as accrued compensation and benefits, substantially all of which are expected to be paid during the year ended December 31, 2023. We will also have a reversal of stock-based compensation expense of approximately $6 million, the majority of which will be recognized in the first quarter of 2023, when the forfeiture of RSUs and stock options will occur.

Initial Public Offering

On April 5, 2021, Coursera, Inc. completed its initial public offering of common stock, in which 14,664,776 shares were sold and certain selling stockholders sold 1,065,224 shares (the “IPO”). The shares were sold at a price to the public of $33.00 per share for net proceeds of $452.5 million to us after deducting underwriting discounts and commissions of $31.5 million. Additionally, offering costs incurred by us were approximately $6.4 million. Net proceeds to the selling stockholders were $32.9 million after deducting underwriting discounts and commissions. We did not receive any of the proceeds from the sale of our common stock by the selling stockholders. Upon the closing of the IPO, all outstanding shares of our redeemable convertible preferred stock automatically converted into 75,305,400 shares of common stock on a one-for-one basis.

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

Ability to attract and engage new learners, Enterprise customers, and Degrees students. In order to grow our business, we must attract new learners, Enterprise customers, and Degrees students efficiently and increase engagement on our platform over time. Our Consumer learners are the most important source of our overall learner base, as they contribute to our Enterprise and Degrees revenue.

Ability to source in-demand content from our educator partners. We believe that learners and enterprises are attracted to Coursera largely because of the high quality and wide selection of content provided by our educator partners. Continuing to source in-demand content and credentials from our educator partners—from courses to degrees—will be an important factor in attracting learners and increasing our revenue over time.

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

Impact of mix shift over time. Our mix of business amongst our Consumer, Enterprise, and Degrees segments shifts from time to time, and these shifts will affect our financial performance. We incur content costs generally in the form of a fee paid to our university and industry partners, determined as a percentage of total revenue generated from their content. We incur no content costs for our Degrees offerings, since our university partners pay us a percentage of learner tuition.

Ability to convert free learners to paid learners. New learners to our platform typically begin to engage with our free courses, which serve as a funnel to grow our total learner base and drive referrals to our other offerings, including our paid offerings. Through both our on-platform and off-platform marketing efforts, we engage our free learners by highlighting key features that encourage conversion to our paid offerings, including paid subscriptions. These efforts include campaigns targeting existing learners, personalized recommendations, and performance marketing across leading social media platforms.

Ability to expand our international footprint. We see a significant opportunity to expand our offerings into other regions, particularly in regions with large, underserved adult learning populations. We have invested, and plan to continue to invest, in personnel and marketing efforts to support our international growth as part of our strategy to grow our customer and learner base.

Ability to retain and expand our Enterprise customer relationships. Our efforts to grow our Enterprise segment are focused primarily on business, academic, government, and other institutional customers. We believe a significant opportunity exists for us to expand our existing customers’ use of our platform by identifying new use cases to increase the size of deployments. Our business and results of operations will depend in part on our ability to retain and expand usage of our platform within our existing customer base.

Our measured investment in growth. We are actively managing our investments to support the future growth of our business using a measured approach. With indications of a global economic slowdown, we are focusing our investments in select markets, offerings, and technologies that we believe will provide the best opportunity to grow our revenue and improve our operating results in the long term.

Impact of COVID-19 and Other Macroeconomic Factors

Our business and financial conditions have been, and may continue to be, impacted by adverse macroeconomic factors. In addition, the COVID-19 pandemic has resulted in significant global, social, and business disruption, beginning in January 2020, and accelerated the need for online-delivered education. Individuals, organizations, and institutions relied and are continuing to rely on online learning to navigate change and disruption. The full extent to which the COVID-19 pandemic, including any new variants, may continue to directly or indirectly impact general market conditions or our business, results of operations, cash flows, and financial condition remains uncertain.

We expect general macroeconomic headwinds combined with tight labor markets in certain geographies to cause our future revenue growth to be lower than in prior years. In our Degrees business, we experienced a slowdown in new student growth during the year ended December 31, 2022, which is consistent with National Clearinghouse Data regarding graduate enrollments in the U.S., and we believe is likely influenced by tight U.S. labor markets that could persist in future periods. Global and regional, macroeconomic, and geopolitical conditions have impacted overall student engagement and may continue to have a lingering impact on total student enrollments.

Components of Results of Operations

Revenue

We derive revenue from contracts with customers for access to the learning content hosted on our platform and related services. We derive our revenue from three sources: Consumer, Enterprise, and Degrees.

Consumer and Enterprise revenue both consist primarily of subscriptions with terms varying from 30 days for certain Consumer subscriptions to one to three years for Enterprise license subscription contracts. Consumer subscriptions are paid in advance. Enterprise subscriptions are generally invoiced in advance in annual or quarterly installments. Access to our platform represents a series of distinct services, as we continually provide access to, and fulfill our obligation to, our customers over the contract term. As a result, revenue is recognized ratably over the contract term.

We are generally the principal with respect to revenue generated from sales to Consumer and Enterprise customers as we control the performance obligation and are the primary obligor with respect to delivering access to content.

Degrees revenue is generated from contracts with university partners to host and deliver their online bachelor’s and master’s degrees or postgraduate diplomas. We earn a service fee that is determined as a percentage of the total tuition collected from Degrees students, net of refunds. University partners generally collect the tuition from Degrees students. We have a stand-ready obligation to perform services continually throughout the period that the degree content is hosted on our platform. Service fees are paid by the university partner for each university term. As a result, revenue generated from each term is recognized ratably from the start of a term through the start of the following term.

There is no direct contractual revenue arrangement between Coursera and Degrees students, who contract directly with our university partners. University partners typically have additional performance obligations to the Degrees students in the form of designing the curriculum, setting admission criteria, real-time teaching, making admissions and financial aid decisions, independently awarding credits, certificates, or degrees, and academic or career counseling. For these reasons, the university partners control the delivery of degrees, and postgraduate diplomas hosted on our platform.

Cost of Revenue

Cost of revenue consists of content costs in the form of fees paid to educator partners and expenses associated with the operation and maintenance of our platform. These expenses include the cost of servicing both paid learner and educator partner support requests, content translation and captioning, hosting and bandwidth costs, amortization of acquired technology, internal-use software and content assets, customer payment processing fees, depreciation, and facilities costs.

Content costs only apply to Consumer and Enterprise offerings; there is no content cost attributable to our Degrees offering. Content costs as a percentage of revenue for Enterprise and Consumer vary based on the content mix of each segment.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of our operating expenses and consist of salaries, stock-based compensation expense, payroll taxes, commissions, bonus, and benefits. Our operating expenses also include marketing and advertising expenses, consulting and services expenses, office expenses, depreciation and amortization, and facilities costs.

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

Sales and marketing. Our sales and marketing expenses consist primarily of personnel and personnel-related costs, including stock-based compensation expense, as well as costs related to acquiring learners, customers, and educator partners, support efforts, and brand marketing. Sales and marketing expenses also include hosting and bandwidth costs. We expect sales and marketing expenses to decline in absolute dollars for the year ending December 31, 2023. In addition, we expect sales and marketing expenses as a percentage of revenue to vary from period to period but decline in 2023 and generally decrease over the long term.

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

Restructuring charges. Our restructuring charges consist primarily of personnel expenses, such as employee severance and benefits costs as well as stock-based compensation expense related to the reduction of our global workforce in the year ended December 31, 2022.

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

Income Tax Expense

Income tax expense consists primarily of income taxes in foreign jurisdictions in which we conduct business. We have a full valuation allowance against our U.S. federal and state deferred tax assets as the realization of the full amount of these deferred tax assets is uncertain, including net operating loss carryforwards and tax credits related primarily to research and development. We expect to maintain this full valuation allowance until it becomes more likely than not that the deferred tax assets will be realized.

Results of Operations

The following table summarizes our results of operations, which are not necessarily indicative of results to be expected for future periods.

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Revenue	$523,756	$415,287	$293,511
Cost of revenue(1)	192,277	165,818	138,846
Gross profit	331,479	249,469	154,665
Operating expenses:
Research and development(1)	165,134	135,410	76,784
Sales and marketing(1)	227,676	179,337	107,249
General and administrative(1)	105,900	77,785	37,215
Restructuring charges(1)	10,149	—	—
Total operating expenses	508,859	392,532	221,248
Loss from operations	(177,380)	(143,063)	(66,583)
Other income (expense):
Interest income	9,144	320	1,163
Other (expense) income, net	(2,401)	(346)	120
Loss before income taxes	(170,637)	(143,089)	(65,300)
Income tax expense	4,720	2,126	1,515
Net loss	$(175,357)	$(145,215)	$(66,815)

(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cost of revenue	$3,089	$2,092	$516
Research and development	48,779	42,783	6,960
Sales and marketing	30,092	25,992	4,097
General and administrative	28,703	20,316	5,234
Restructuring charges	122	—	—
Total stock-based compensation expense	$110,785	$91,183	$16,807

The following table summarizes our results of operations as a percentage of revenue:

	Year Ended December 31,
	2022	2021	2020
Revenue	100%	100%	100%
Cost of revenue	37	40	47
Gross profit	63	60	53
Operating expenses:
Research and development	32	32	26
Sales and marketing	43	43	37
General and administrative	20	19	13
Restructuring charges	2	—	—
Total operating expenses	97	94	76
Loss from operations	(34)	(34)	(23)
Other income (expense):
Interest income	2	—	1
Other (expense) income, net	—	—	—
Loss before income taxes	(32)	(34)	(22)
Income tax expense	1	1	1
Net loss	(33)%	(35)%	(23)%

Comparison of the Years Ended December 31, 2022 and 2021

Revenue

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Revenue:
Consumer	$295,583	$246,187	$49,396	20%
Enterprise	181,284	120,429	60,855	51%
Degrees	46,889	48,671	(1,782)	(4)%
Total revenue	$523,756	$415,287	$108,469	26%

Revenue for the year ended December 31, 2022 was $523.8 million, compared to $415.3 million for the year ended December 31, 2021. Revenue increased by $108.5 million, or 26%, compared to the year ended December 31, 2021. The increase was primarily driven by a 22% increase in registered learners, which resulted in more paid learners and Degrees students, and by the addition of 346 Paid Enterprise Customers, partially offset by lower revenue per student from our Degrees students.

For the year ended December 31, 2022, total Consumer revenue increased by $49.4 million, or 20%, compared to the year ended December 31, 2021. New learners that registered after December 31, 2021 contributed $96.7 million to total Consumer revenue of $295.6 million for the year ended December 31, 2022. The remaining Consumer revenue in the year ended December 31, 2022 of $198.9 million is attributable to learners that were registered on our platform as of December 31, 2021, thus retaining 81% of the revenue from those registered learners.

For the year ended December 31, 2022, total Enterprise revenue increased by $60.9 million, or 51%, compared to the year ended December 31, 2021. Approximately $29.7 million of the increase in revenue was attributable to new customers, and the remaining increase of $31.2 million was attributable to growth from existing customers.

For the year ended December 31, 2022, total Degrees revenue decreased by $1.8 million, or 4%, compared to the year ended December 31, 2021. The $1.8 million decrease in revenue was primarily attributable to a decrease of $9.3 million due to lower revenue per student, partially offset by $7.5 million in revenue from an increase in the number of Degrees students.

Cost of Revenue, Gross Profit, and Gross Margin

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Cost of revenue	$192,277	$165,818	$26,459	16%
Gross profit	$331,479	$249,469	$82,010	33%
Gross margin	63%	60%

Cost of revenue for the year ended December 31, 2022 was $192.3 million, compared to $165.8 million for the year ended December 31, 2021. Paid learner usage on our platform increased, resulting in an $8.6 million cost increase for hosting fees, support services, and credit card processing fees. The increase in revenue combined with improved content costs as a percentage of revenue resulted in a net increase of $12.1 million in costs related to partner fees. Amortization expense, primarily from internal-use software, increased $3.9 million, and partner content translation costs increased $1.9 million.

Content costs for the Consumer and Enterprise segments were $81.3 million and $54.7 million, respectively, for the year ended December 31, 2022 compared to $84.7 million and $39.2 million, respectively, for the year ended December 31, 2021. Content costs as a percentage of revenue for the Consumer and Enterprise segments were 27% and 30%, respectively, for the year ended December 31, 2022 compared to 34% and 33%, respectively, for the year ended December 31, 2021.

Gross margin was 63% for the year ended December 31, 2022, compared to 60% for the year ended December 31, 2021. The increase in gross margin was driven by a lower revenue content cost rate in both our Consumer and Enterprise segments.

In January 2023, we extended a multi-year agreement with our largest educator partner, who will start earning typical content fees, whereas we had historically supported their program primarily through marketing and content production efforts. Additionally, we will incur $25 million of expense evenly throughout 2023 to support the partnership, such as sales and marketing efforts, content production, and product development. Overall, the change in this agreement's structure is expected to result in a prospective shift of expenses from operating expenses to cost of revenue of approximately 10% of revenue for the year ending December 31, 2023.

Operating Expenses

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$165,134	$135,410	$29,724	22%
Sales and marketing	227,676	179,337	48,339	27%
General and administrative	105,900	77,785	28,115	36%
Restructuring charges	10,149	—	10,149	nm
Total operating expenses	$508,859	$392,532	$116,327	30%

Total operating expenses for the year ended December 31, 2022 were $508.9 million, compared to $392.5 million for the year ended December 31, 2021.

Research and development expenses for the year ended December 31, 2022 were $165.1 million, compared to $135.4 million for the year ended December 31, 2021. The increase was primarily due to headcount growth, which contributed to higher personnel-related expenses of $19.6 million and higher stock-based compensation expense of $6.0 million. In addition, content creation fees increased $7.9 million, software related expenses increased $1.4 million, and a one-time impairment charge of $1.5 million was recognized due to a partial sublease of our office space, partially offset by a decrease in consulting expenses of $1.8 million.

Sales and marketing expenses for the year ended December 31, 2022 were $227.7 million, compared to $179.3 million for the year ended December 31, 2021. The increase was primarily due to higher personnel-related expenses of $27.0 million driven by headcount growth and stock-based compensation expense of $4.1 million, as well as marketing and advertising expenses of $14.1 million. In addition, travel-related costs increased $2.7 million, software related expenses increased $1.9 million, and we recognized a one-time impairment charge of $1.2 million resulting from a partial sublease of our office space.

General and administrative expenses for the year ended December 31, 2022 were $105.9 million, compared to $77.8 million for the year ended December 31, 2021. The increase was primarily due to headcount growth contributing to higher personnel-related expenses of $21.3 million, including stock-based compensation expense of $8.4 million. During the year ended December 31, 2022, we recognized a non-recurring impairment charge of $2.9 million relating to deferred partner fees that we do not expect to recover associated with content from Russian educator partners whose content we removed from our platform. In addition, we had increases of $2.1 million in indirect taxes and $1.7 million in software-related expenses.

Restructuring charges for the year ended December 31, 2022 were $10.1 million, mainly consisting of personnel expenses, such as employee severance and benefits costs, related to efforts to reduce our expenses, focus our efforts, and prioritize investments in key initiatives that are expected to drive long-term, sustainable growth. There were no restructuring charges in the year ended December 31, 2021. Refer to Note 16, Restructuring Charges, in the Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial and Supplementary Data” for further information.

Other Income (Expense), Net

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Interest income	$9,144	$320	$8,824	2,758%
Other expense, net	(2,401)	(346)	(2,055)	594%
Total other income (expense), net	$6,743	$(26)	$6,769	nm

Total other income (expense), net for the year ended December 31, 2022 primarily reflected interest income earned on cash, cash equivalents, and marketable securities offset by unrealized net foreign exchange losses. Interest income was higher during the year ended December 31, 2022 compared to the year ended December 31, 2021 due to a rise in interest rates and our average rate of return on investments in U.S. Treasury securities. Other expense, net was higher during the year ended December 31, 2022 compared to the year ended December 31, 2021 due to unfavorable foreign exchange rates resulting from the strengthening of the U.S. dollar to other currencies. Our operating expenses are typically denominated in the local currencies of the countries in which our operations are located and are subject to fluctuations due to changes in foreign currency exchange rates. We also hold cash and cash equivalents in foreign currencies, primarily in our foreign entities to support their ongoing operations.

Income Tax Expense

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Income tax expense	$4,720	$2,126	$2,594	122%

For the year ended December 31, 2022, we recognized income tax expense of $4.7 million, compared to $2.1 million for the year ended December 31, 2021. Income tax expense for the years ended December 31, 2022 and 2021 was primarily related to our foreign operations.

Liquidity and Capital Resources

Overview

Since our inception, we have financed our operations primarily through proceeds from our IPO, issuance of redeemable convertible preferred stock, and cash generated from our business operations. In April 2021, we received cash proceeds of $525.3 million from our IPO net of underwriting discounts and commissions but before deducting other offering expenses. As of December 31, 2022, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $780.5 million. Our investments consist of U.S. Treasury securities.

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

Contractual Obligations and Commitments

Our estimated future obligations as of December 31, 2022 include both current and long term obligations. Under our operating leases, as described in Note 7, Leases, to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, we have a current obligation of $8.7 million and a long-term obligation of $5.8 million.

Our operating leases obligations as of December 31, 2022 were approximately $15.3 million, which consist of payments related to lease facilities under operating lease agreements expiring through 2025. We have office facility operating leases in the U.S., Canada, the United Kingdom, India, Bulgaria, and the United Arab Emirates.

Our purchase obligations as of December 31, 2022 were approximately $41.0 million, which primarily consisted of our commitments related to purchase of services. As described in Note 12, Commitments and Contingencies, to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, we have a current obligation of $12.6 million and a long-term obligation of $28.4 million. In situations where we have received delivery of the services as of December 31, 2022 under the purchase obligations outstanding as of the same date, such amounts are reflected in the consolidated balance sheet as other accounts payable and accrued expenses and are excluded from the $41.0 million.

In March 2021, we entered into a five-year agreement with a cloud hosting provider pursuant to which we committed to spend $50.0 million over the next five years.

Capital Expenditures

Our capital expenditures primarily include investments in property, equipment, and software and capitalized internal-use software costs. We currently expect our capital expenditures for the year ending 2023 to be relatively consistent with the year ended 2022.

Cash Flows

The following table summarizes our cash flows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net cash (used in) provided by operating activities	$(38,051)	$1,746	$(14,991)
Net cash used in investing activities	(234,024)	(51,609)	(101,442)
Net cash provided by financing activities	12,234	550,156	139,014
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(259,841)	$500,293	$22,581

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

For the year ended December 31, 2022, net cash used in operating activities was $38.1 million, primarily consisting of our net loss of $175.4 million, adjusted for non-cash charges of $135.6 million and net cash inflows of $1.7 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $20.6 million increase in accounts receivables due to the growth of our Enterprise business, a $18.3 million increase in prepaid expenses and other assets due to timing of recoupable advances paid to educator partners and an increase in deferred commissions and prepayments to vendors, resulting from business growth, offset by a $20.3 million increase in deferred revenue, resulting primarily from our Enterprise business growth, and a $17.9 million increase in accounts payable and accrued expenses due to timing of payments.

For the year ended December 31, 2021, net cash provided by operating activities was $1.7 million, primarily consisting of our net loss of $145.2 million, adjusted for non-cash charges of $106.0 million and net cash inflows of $41.0 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $17.8 million increase in deferred revenue, resulting primarily from our Enterprise segment growth, a $16.3 million increase in accounts payable and accrued expenses and a $7.7 million increase in accrued compensation and other liabilities mainly due to our business growth, and a $5.9 million decrease in accounts receivable due to timing of billings, partially offset by a $5.7 million increase in prepaid expenses and other assets primarily due to increase in deferred commissions.

Cash used in operating activities increased by $39.8 million during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to increased spending to support business growth, and timing of invoicing and cash collections.

Investing Activities

For the year ended December 31, 2022, net cash used in investing activities was $234.0 million, primarily as a result of purchases of marketable securities, capitalized internal-use software costs, capital expenditures of property, equipment and software, and purchases of content assets, partially offset by proceeds from maturities of marketable securities.

For the year ended December 31, 2021, net cash used in investing activities was $51.6 million, primarily as a result of net purchases of marketable securities, capital expenditures of property, equipment, and software, capitalized internal-use software costs, and purchases of content assets.

Financing Activities

For the year ended December 31, 2022, net cash provided by financing activities was $12.2 million, primarily as a result of proceeds from issuance of common stock from employee stock option exercises and proceeds from the employee stock purchase plan, offset by employee payroll taxes paid for vesting of restricted stock units and payment of deferred offering costs.

For the year ended December 31, 2021, net cash provided by financing activities was $550.2 million, primarily as a result of net proceeds from our IPO, proceeds from issuance of common stock following employee stock option exercises and proceeds from the employee stock purchase plan, offset by payment of deferred offering costs and employee payroll taxes paid for vesting of restricted stock units.

Key Business Metrics and Non-GAAP Financial Measures

We monitor the key business metrics and non-GAAP financial measures set forth below to help us evaluate our business and growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. These key business metrics and non-GAAP financial measures are presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with GAAP, and may differ from similarly titled metrics or measures presented by other companies. A reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure is provided in “Non-GAAP Financial Measures” below.

Key Business Metrics

Registered Learners

We count the total number of registered learners at the end of each period. For purposes of determining our registered learner count, we treat each customer account that registers with a unique email as a registered learner and adjust for any spam, test accounts, and cancellations. Our registered learner count is not intended as a measure of active engagement. New registered learners are individuals that register in a particular period. We believe that the number of registered learners is an important factor in the growth of our business and future revenue trends.

	Year Ended December 31,
	2022	2021	2020
	(in millions, except percentages)
New Registered Learners	21.5	20.8	30.6
Total Registered Learners	118.1	96.9	76.6
Total Registered Learners year-over-year ("YoY") growth	22%	26%

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

	2022				2021
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Number of Degrees Students	16,481	17,460	17,723	18,103	13,439	14,630	16,068	16,204
YoY growth	22%	19%	10%	12%

Paid Enterprise Customers

We count the total number of Paid Enterprise Customers that are active on our platform at the end of each period. For purposes of determining our customer count, we treat each customer account that has a corresponding contract as a unique customer, and a single organization with multiple divisions, segments, or subsidiaries may be counted as multiple customers. We define a “Paid Enterprise Customer” as a customer who purchases Coursera via our direct sales force. For purposes of determining our Paid Enterprise Customer count, we exclude our Enterprise customers who do not purchase Coursera via our direct sales force, which include organizations engaging on our platform through our Coursera for Teams offering or through our channel partners. For the year ended December 31, 2022, approximately 88% of our total Enterprise segment revenue was generated from our Paid Enterprise Customers. We believe that the number of Paid Enterprise Customers and our ability to increase this number is an important indicator of the growth of our Enterprise business and future Enterprise segment revenue trends.

	December 31,
	2022	2021
Paid Enterprise Customers	1,149	803
YoY growth	43%

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

We calculate annual recurring revenue (“ARR”) by annualizing each customer’s monthly recurring revenue (“MRR”) for the most recent month at period end. We calculate “Net Retention Rate” as of a period end by starting with the ARR from all Paid Enterprise Customers as of the 12 months prior to such period end, or Prior Period ARR. We then calculate the ARR from these same Paid Enterprise Customers as of the current period end, or Current Period ARR. Current Period ARR includes expansion within Paid Enterprise Customers and is net of contraction or attrition over the trailing 12 months but excludes revenue from new Paid Enterprise Customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at our Net Retention Rate for Paid Enterprise Customers. Our Net Retention Rate for Paid Enterprise Customers decreased to 108% as of December 31, 2022 from 110% as of December 31, 2021. Our Net Retention Rate for Paid Enterprise Customers is expected to fluctuate in future periods due to a number of factors, including the growth of our revenue base, the penetration within our Paid Enterprise Customer base, expansion of products and features, and our ability to retain our Paid Enterprise Customers.

Segment Revenue

Our revenue is generated from three sources: Consumer, Enterprise, and Degrees, each of which is an individual segment of our business.

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except percentages)
Consumer revenue	$295,583	$246,187	$192,909
YoY growth	20%	28%
Enterprise revenue	$181,284	$120,429	$70,784
YoY growth	51%	70%
Degrees revenue	$46,889	$48,671	$29,818
YoY growth	(4)%	63%
Total revenue	$523,756	$415,287	$293,511
YoY growth	26%	41%

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

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except percentages)
Consumer gross profit	$214,305	$161,510	$106,509
Consumer segment gross margin %	73%	66%
Enterprise gross profit	$126,573	$81,253	$48,972
Enterprise segment gross margin %	70%	67%
Degrees gross profit	$46,889	$48,671	$29,818
Degrees segment gross margin %	100%	100%

Consumer segment gross margin increased to 73% in the year ended December 31, 2022 from 66% in the year ended December 31, 2021 due to a greater proportion of Consumer revenue generated from subscription sales with no associated content cost. Enterprise segment gross margin increased to 70% from 67% when comparing the same periods due to a higher proportion of Enterprise revenue generated from subscription licenses where learners enrolled in content with no associated content cost.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we have included non-GAAP gross profit, non-GAAP net loss, Adjusted EBITDA, Adjusted EBITDA Margin, and Free Cash Flow, which are non-GAAP financial measures, because they are key measures used by our management to help us analyze our financial results, establish budgets and operational goals for managing our business, evaluate our performance, and make strategic decisions. Non-GAAP financial measures are not meant to be considered in isolation or as a substitute for, or superior to, comparable GAAP financial measures and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. Our presentation of these non-GAAP financial measures may not be comparable to similar measures used by other companies. We encourage investors to carefully consider our results under GAAP, as well as our supplemental non-GAAP information and the GAAP-to-non-GAAP reconciliation to more fully understand our business.

Non-GAAP Gross Profit and Non-GAAP Net Loss

We define non-GAAP gross profit and non-GAAP net loss as GAAP gross profit and GAAP net loss excluding stock-based compensation expense, restructuring charges, and payroll tax expense related to stock-based activities. We believe the presentation of operating results that exclude these non-cash items provides useful supplemental information to investors and facilitates the analysis of our operating results and comparison of operating results across reporting periods.

The following tables provide a reconciliation of GAAP gross profit and GAAP net loss, the most directly comparable GAAP financial measure, to non-GAAP gross profit and non-GAAP net loss:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Gross profit	$331,479	$249,469	$154,665
Stock-based compensation expense	3,089	2,092	516
Payroll tax expense related to stock-based activities	28	64	—
Non-GAAP gross profit	$334,596	$251,625	$155,181

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net loss	$(175,357)	$(145,215)	$(66,815)
Stock-based compensation expense	110,663	91,183	16,807
Restructuring charges	10,149	—	—
Payroll tax expense related to stock-based activities	1,120	1,643	258
Non-GAAP net loss	$(53,425)	$(52,389)	$(49,750)

Adjusted EBITDA and Adjusted EBITDA Margin

“Adjusted EBITDA” and “Adjusted EBITDA Margin,” which are non-GAAP financial measures, are key measures used by our management to help us analyze our financial results, establish budgets and operational goals for managing our business, evaluate our performance, and make strategic decisions.

We define Adjusted EBITDA as our net loss excluding: (1) depreciation and amortization; (2) interest income; (3) other expense (income), net; (4) stock-based compensation expense; (5) restructuring charges, (6) income tax expense; and (7) payroll tax expense related to stock-based activities. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue.

The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except percentages)
Net loss	$(175,357)	$(145,215)	$(66,815)
Depreciation and amortization	18,503	14,757	9,585
Interest income	(9,144)	(320)	(1,163)
Other expense (income), net	2,401	346	(120)
Stock-based compensation expense	110,663	91,183	16,807
Restructuring charges	10,149	—	—
Income tax expense	4,720	2,126	1,515
Payroll tax expense related to stock-based activities	1,120	1,643	258
Adjusted EBITDA	$(36,945)	$(35,480)	$(39,933)
Net loss margin	(33)%	(35)%	(23)%
Adjusted EBITDA Margin	(7)%	(9)%	(14)%

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

The following table provides a reconciliation of net cash (used in) provided by operating activities, the most directly comparable GAAP financial measure, to Free Cash Flow (in thousands):

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net cash (used in) provided by operating activities	$(38,051)	$1,746	$(14,991)
Less: purchases of property, equipment, and software	(1,578)	(1,554)	(3,099)
Less: capitalized internal-use software costs	(12,299)	(12,090)	(8,819)
Free Cash Flow	$(51,928)	$(11,898)	$(26,909)

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

We believe that of our significant accounting policies described in Note 2, Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, the critical accounting estimates, assumptions, and judgments that have the most significant impact on our consolidated financial statements are described below.

Revenue Recognition

Determining whether we are the principal or agent in our revenue transactions requires significant judgment. We consider a range of indicators, including, but not limited to, who is primarily responsible for fulfilling the service, who has economic risk as a result of investing resources in advance of a sale transaction (“inventory risk”), and who has pricing discretion. As we control the performance obligation and are the primary obligor with respect to delivering access to course content for Consumer and Enterprise contracts and have inventory risk through recoupable advances paid to educator partners, we are the principal in such transactions. Conversely, for Degrees, the university partner controls the delivery of their degrees hosted on our platform, and we are the agent in these transactions recognizing only the service fee we receive from the university partner.

Our Degrees services revenue is determined based on a fee percentage applied to the total tuition collected from Degrees students, net of refunds, by the university partner. As a result, the revenue earned by us is dependent upon the number of learners enrolled and the tuition charged by the university partner. This is a form of variable consideration. We estimate the amount of revenue, using an expected value method, that we expect to be entitled to in return for performance of the Degrees services, subject to the assessment of the significant future reversal constraint. These estimates are continually evaluated until such time as the uncertainties are resolved, generally at the time the final term enrollment report is provided by the university partner.

Stock-Based Compensation Expense

We measure and recognize compensation expense for stock-based awards granted to employees, directors, and nonemployees based on the estimated grant date fair value. Stock-based awards include restricted stock units (“RSUs”), stock options, and restricted stock awards as well as stock purchase rights granted to employees under our employee stock purchase plan (“ESPP Rights”).

The fair value of RSUs and restricted stock awards is based on the fair value of our common stock on the grant date. We estimate the fair value of stock options and ESPP Rights using the Black-Scholes option-pricing model, which requires the use of the assumptions described below:

Fair Value of Common Stock— Prior to the IPO, the fair value was determined by our Board of Directors. The Board of Directors considered numerous objective and subjective factors to determine the fair value of the common stock at each meeting in which awards were approved. The factors considered included, but were not limited to: (i) the results of contemporaneous independent third-party valuations of the common stock; (ii) the prices, rights, preferences, and privileges of the redeemable convertible preferred stock relative to the common stock; (iii) the lack of marketability of the common stock; (iv) actual operating and financial results; (v) current business conditions and projections; (vi) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company, given prevailing market conditions; and (vii) precedent transactions involving the common stock. Subsequent to the IPO, the fair value of Coursera, Inc.’s common stock is determined on the grant date using the common stock's closing price.

Expected Term—The expected term represents the period that our stock-based awards are expected to be outstanding. For option grants considered to be “plain vanilla,” we determine the expected term using the simplified method. The simplified method deems the term to be the average of the time to vesting and the contractual life of the options. For ESPP Rights, the expected term represents the term from the first day of the offering period to the purchase date.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the stock option or ESPP Rights.

Expected Volatility—Since we do not have a sufficient trading history of our common stock, the expected volatility is derived from the average historical stock volatilities of several unrelated public companies, within our industry, that we consider to be comparable to our business over a period equivalent to the expected term of the stock option or ESPP Rights.

Dividend Yield—The expected dividend was assumed to be zero as we have never paid dividends and have no current plans to do so.

We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimates, which could materially impact our future stock-based compensation expense.

Recent Accounting Pronouncements

Refer to Note 2, Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, for a discussion of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have operations both within the U.S. and internationally, and we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is described below.

Interest Rate Risk

Our exposure to interest rate changes relates primarily to our investment portfolio. While we are exposed to global interest rate fluctuations, our interest income is most sensitive to U.S. interest rate fluctuations, which affect the interest earned on our cash, cash equivalents, and marketable securities and the fair value of those securities.

Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We use a combination of internal and external management to execute our investment strategy and achieve our investment objectives. We typically invest in highly-rated securities, such as U.S. Treasury securities, with original maturities between three months and one year, with the primary objective of minimizing the potential risk of principal loss.

Based on our investment positions as of December 31, 2022 and 2021, a hypothetical 100 basis point increase in interest rates across all maturities would have resulted in a $2.4 million and $2.0 million incremental decline in the fair value of the portfolio, respectively. Such losses would only be realized if we sold the investments prior to their maturities.

Based on the balance of our cash, cash equivalents, and marketable securities as of December 31, 2022 and 2021, a hypothetical 100 basis point increase or decrease in interest rates would have resulted in a $7.8 million and $8.2 million decrease or increase, respectively, on our interest income on an annualized basis.

Foreign Currency Risk

Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. The majority of our sales are denominated in U.S. dollars; therefore, our revenue is not typically subject to significant foreign currency risk. Our operating expenses are typically denominated in the local currencies of the countries in which our operations are located and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound sterling, Canadian dollar, and Indian rupee. We also hold cash and cash equivalents in foreign currencies, primarily in our foreign entities to support their ongoing operations. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statement of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A 10% increase or decrease in current exchange rates would have resulted in an impact of $5.6 million and $6.6 million on our consolidated financial statements for the years ended December 31, 2022 and 2021, respectively.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Coursera, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Coursera, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 23, 2023, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

February 23, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Coursera, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Coursera, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Refer to Notes 2 and 3 to the financial statements

Critical Audit Matter Description

The Company derives revenue from contracts with customers for access to the learning content hosted on its platform and related services. The Company’s Enterprise revenue is generated through the sale of subscription licenses to businesses, organizations, governments, and educational institutions that provide users the ability to enroll in courses and Specializations and receive certifications upon completion. Enterprise contracts consist of the purchase of a fixed quantity of seat licenses, each of which allows for unlimited course enrollments by one learner for each year. For higher value Enterprise contracts, management applies judgment in identifying and evaluating the terms and conditions of such contracts that impact revenue recognition.

Given the complexity of the Company’s higher value Enterprise contracts, together with the judgments involved in identifying and evaluating the terms and conditions impacting revenue recognition, auditing management’s identification and evaluation of the terms and conditions within such contracts and the resulting impact on revenue recognition required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s identification and evaluation of the terms and conditions within higher value Enterprise contracts and the resulting impact on revenue recognition included the following, among others:

•
We tested the operating effectiveness of internal controls over revenue recognition, including those over the identification and evaluation of terms and conditions and the resulting impact on revenue recognition.
•
We selected a sample of higher value Enterprise revenue contracts and performed the following:
o
Obtained the related contract, including master agreements, amendments, and purchase and sales order agreements, and evaluated whether management properly documented the terms of the contract in accordance with the Company’s accounting policies.
o
Assessed management’s identification and evaluation of the terms and conditions that impact revenue recognition by independently evaluating the terms and conditions of the contract and the resulting impact on revenue recognition.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

February 23, 2023

We have served as the Company's auditor since 2013.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

COURSERA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$320,817	$580,658
Marketable securities	459,654	241,117
Accounts receivable, net of allowance for credit losses of $495 and $105 as of December 31, 2022 and December 31, 2021, respectively	53,734	34,396
Deferred costs, net	24,147	19,666
Prepaid expenses and other current assets	17,636	16,494
Total current assets	875,988	892,331
Property, equipment, and software, net	27,096	24,725
Operating lease right-of-use assets	9,605	16,321
Intangible assets, net	8,553	10,091
Other assets	26,355	15,442
Total assets	$947,597	$958,910

Liabilities and Stockholders’ Equity
Current liabilities:
Educator partners payable	$66,375	$49,206
Other accounts payable and accrued expenses	23,342	23,257
Accrued compensation and benefits	21,163	18,353
Operating lease liabilities, current	8,658	8,031
Deferred revenue, current	115,701	94,637
Other current liabilities	7,202	7,639
Total current liabilities	242,441	201,123
Operating lease liabilities, non-current	5,791	11,864
Deferred revenue, non-current	3,076	3,851
Other liabilities	1,714	559
Total liabilities	253,022	217,397
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized as of December 31, 2022 and December 31, 2021; no shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value—300,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 150,683,607 shares issued and 147,935,669 shares outstanding as of December 31, 2022, and 144,653,979 shares issued and 141,906,041 shares outstanding as of December 31, 2021	1	1
Additional paid-in capital	1,364,116	1,235,231
Treasury stock—at cost, 2,747,938 shares as of December 31, 2022 and December 31, 2021	(4,701)	(4,701)
Accumulated other comprehensive loss	(718)	(252)
Accumulated deficit	(664,123)	(488,766)
Total stockholders’ equity	694,575	741,513
Total liabilities and stockholders’ equity	$947,597	$958,910

See notes to consolidated financial statements.

COURSERA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue	$523,756	$415,287	$293,511
Cost of revenue	192,277	165,818	138,846
Gross profit	331,479	249,469	154,665
Operating expenses:
Research and development	165,134	135,410	76,784
Sales and marketing	227,676	179,337	107,249
General and administrative	105,900	77,785	37,215
Restructuring charges	10,149	—	—
Total operating expenses	508,859	392,532	221,248
Loss from operations	(177,380)	(143,063)	(66,583)
Interest income	9,144	320	1,163
Other (expense) income, net	(2,401)	(346)	120
Loss before income taxes	(170,637)	(143,089)	(65,300)
Income tax expense	4,720	2,126	1,515
Net loss	$(175,357)	$(145,215)	$(66,815)
Net loss per share—basic and diluted	$(1.21)	$(1.28)	$(1.80)
Weighted average shares used in computing net loss per share—basic and diluted	145,263,726	113,587,523	37,207,492

See notes to consolidated financial statements.

COURSERA, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(175,357)	$(145,215)	$(66,815)
Change in unrealized loss on marketable securities, net of tax	(466)	(272)	(54)
Comprehensive loss	$(175,823)	$(145,487)	$(66,869)

See notes to consolidated financial statements.

COURSERA, INC. AND SUBSIDIARIES

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share and per share amounts)

	Redeemable							Accumulated
	Convertible				Additional			Other		Total
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity (Deficit)

Balance—December 31, 2019	67,658,342	$332,681	38,430,678	$—	$94,364	(2,747,938)	$(4,701)	$74	$(276,736)	$(186,999)
Issuance of Series F redeemable convertible preferred stock	7,647,058	130,000	—	—	—	—	—	—	—	—
Issuance costs of Series F redeemable convertible preferred stock	—	(388)	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	4,204,065	—	10,081	—	—	—	—	10,081
Issuance of restricted stock awards	—	—	36,250	—	—	—	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	190,930	—	38	—	—	—	—	38
Vesting of early exercise stock options	—	—	—	—	196	—	—	—	—	196
Issuance of common stock in connection with content asset	—	—	187,305	—	3,956	—	—	—	—	3,956
Stock-based compensation expense	—	—	—	—	17,773	—	—	—	—	17,773
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	(54)	—	(54)
Net loss	—	—	—	—	—	—	—	—	(66,815)	(66,815)
Balance—December 31, 2020	75,305,400	$462,293	43,049,228	$—	$126,408	(2,747,938)	$(4,701)	$20	$(343,551)	$(221,824)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(75,305,400)	(462,293)	75,305,400	1	462,292	—	—	—	—	462,293
Issuance of common stock upon initial public offering, net of offering costs	—	—	17,024,276	—	518,869	—	—	—	—	518,869
Issuance of common stock upon exercise of options	—	—	8,731,889	—	32,287	—	—	—	—	32,287
Issuance of common stock related to employee stock purchase plan	—	—	228,048	—	6,397	—	—	—	—	6,397
Issuance of restricted stock awards	—	—	4,722	—	—	—	—	—	—	—
Vesting of restricted stock units	—	—	502,135	—	—	—	—	—	—	—
Tax withholding on vesting of restricted stock units	—	—	(191,719)	—	(7,172)	—	—	—	—	(7,172)
Vesting of early exercise stock options	—	—	—	—	77	—	—	—	—	77
Stock-based compensation expense	—	—	—	—	96,073	—	—	—	—	96,073
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	(272)	—	(272)
Net loss	—	—	—	—	—	—	—	—	(145,215)	(145,215)
Balance—December 31, 2021	—	$—	144,653,979	$1	$1,235,231	(2,747,938)	$(4,701)	$(252)	$(488,766)	$741,513
Issuance of common stock upon exercise of options	—	—	4,310,630	—	17,750	—	—	—	—	17,750
Vesting of restricted stock units	—	—	1,940,200	—	—	—	—	—	—	—
Tax withholding on vesting of restricted stock units	—	—	(774,054)	—	(11,886)	—	—	—	—	(11,886)
Issuance of restricted stock awards	—	—	5,518	—	—	—	—		—	—
Issuance of common stock related to employee stock purchase plan	—	—	547,334	—	6,829	—	—	—	—	6,829
Stock-based compensation expense	—	—	—	—	116,192	—	—	—	—	116,192
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	(466)	—	(466)
Net loss	—	—	—	—	—	—	—	—	(175,357)	(175,357)
Balance—December 31, 2022	—	$—	150,683,607	$1	$1,364,116	(2,747,938)	$(4,701)	$(718)	$(664,123)	$694,575
See notes to consolidated financial statements.

COURSERA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(175,357)	$(145,215)	$(66,815)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	18,503	14,757	9,585
Stock-based compensation expense	110,785	91,183	16,807
Amortization or accretion of marketable securities	(895)	501	(1)
Impairment of long-lived assets	6,124	—	—
Other	1,088	(448)	86
Changes in operating assets and liabilities:
Accounts receivable, net	(20,598)	5,863	(24,138)
Prepaid expenses and other assets	(18,290)	(5,697)	(18,254)
Operating lease right-of-use assets	4,839	5,301	5,165
Accounts payable and accrued expenses	17,893	16,322	25,652
Accrued compensation and other liabilities	3,409	7,670	3,718
Operating lease liabilities	(5,841)	(6,336)	(5,831)
Deferred revenue	20,289	17,845	39,035
Net cash (used in) provided by operating activities	(38,051)	1,746	(14,991)
Cash flows from investing activities:
Purchases of marketable securities	(593,770)	(241,758)	(218,458)
Proceeds from maturities of marketable securities	375,000	204,981	129,934
Purchases of property, equipment, and software	(1,578)	(1,554)	(3,099)
Capitalized internal-use software costs	(12,299)	(12,090)	(8,819)
Purchase of investment in private company	—	—	(1,000)
Purchases of content assets	(1,377)	(1,188)	—
Net cash used in investing activities	(234,024)	(51,609)	(101,442)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	129,613
Proceeds from exercise of stock options	17,586	31,766	10,118
Proceeds from employee stock purchase plan	6,829	6,397	—
Proceeds from exercise of unvested options, net of repurchases	—	—	84
Payment of holdback consideration related to asset acquisition	—	—	(769)
Proceeds from initial public offering, net of offering costs	—	525,284	—
Payment of deferred offering costs	(295)	(6,119)	(32)
Payment of tax withholding on vesting of restricted stock units	(11,886)	(7,172)	—
Net cash provided by financing activities	12,234	550,156	139,014
Net (decrease) increase in cash, cash equivalents, and restricted cash	(259,841)	500,293	22,581
Cash, cash equivalents, and restricted cash—Beginning of period	582,719	82,426	59,845
Cash, cash equivalents, and restricted cash—End of period	$322,878	$582,719	$82,426

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$320,817	$580,658	$79,878
Restricted cash, current	487	—	—
Restricted cash, non-current	1,574	2,061	2,548
Total cash, cash equivalents, and restricted cash	$322,878	$582,719	$82,426

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$550
Cash paid for income taxes	$4,064	$2,837	$1,155
Supplemental disclosure of noncash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$5,407	$4,890	$966
Issuance of common stock in connection with content asset	$—	$—	$3,956
Unpaid deferred offering costs	$—	$295	$1,297

See notes to consolidated financial statements.

COURSERA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1.
BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The accompanying consolidated financial statements of Coursera, Inc., a Delaware public benefit corporation, and its subsidiaries (“Coursera”, the “Company”, “we”, “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Description of Business

Coursera is an online learning platform that connects learners, educators, and institutions with the goal of providing world-class educational content that is affordable, accessible, and relevant. We combine content, data, and technology into a platform that is customizable and extensible to both individual learners and institutions. We partner with leading university and industry partners (“educator partners”) to bring quality higher education to a broad range of individuals, businesses, organizations, and governments. We also sell directly to institutions, including employers, colleges and universities, organizations, and governments, to enable their employees, students, and citizens to gain critical skills aligned to the job markets of today and tomorrow. Our corporate headquarters is located in Mountain View, California.

Reporting Segments

We conduct our operations through three reporting segments: Consumer, Enterprise, and Degrees. Refer to Note 15 for additional information.

Initial Public Offering

On April 5, 2021, Coursera, Inc. completed its initial public offering of common stock, in which 14,664,776 shares were sold (the “IPO”). The shares were sold at a price to the public of $33.00 per share for net proceeds of $452,482, after deducting underwriting discounts and commissions of $31,456. Upon completion of the IPO, $6,449 of deferred offering costs were reclassified into additional paid-in capital as a reduction of the net proceeds received from the IPO. Upon the closing of the IPO, all outstanding shares of redeemable convertible preferred stock automatically converted into 75,305,400 shares of common stock on a one-for-one basis.

On April 19, 2021, the underwriters exercised in full the right to purchase 2,359,500 additional shares of common stock from the Company, resulting in additional net proceeds of $72,802, after deducting underwriting discounts and commissions of $5,061.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and related disclosures as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience, current conditions, and various other factors that we believe to be reasonable under the circumstances. Significant items subject to such estimates, judgements, and assumptions include, but are not limited to, those related to the determination of principal versus agent and variable consideration in our revenue contracts; stock-based compensation expense; period of benefit for capitalized commissions; internal-use software costs; useful lives of long-lived assets; the carrying value of operating lease right-of-use assets; the valuation of intangible assets and income tax expense, including the valuation of deferred tax assets and liabilities, among others. Actual results could differ from those estimates, and any such differences could be material to our consolidated financial statements.

Cash, Cash Equivalents, and Restricted Cash

We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Our cash and cash equivalents consist of cash and money market funds at financial institutions, and are stated at cost, which approximates fair value because of their immediate or short-term maturities. Our restricted cash consists of a letter of credit required to fulfill our corporate headquarters’ operating lease agreement.

Marketable Securities

Marketable securities consist of U.S. Treasury securities, with an original maturity between three months and one year at the date of purchase, and are classified as available-for-sale (“AFS”) debt securities. We view these securities as available to support current operations and have classified all AFS debt securities as current assets. AFS debt securities are initially recorded at cost and periodically adjusted to fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). We evaluate our AFS debt securities with an unamortized cost basis in excess of estimated fair value to determine what amount of that difference, if any, is caused by expected credit losses. Credit-related impairment losses, not to exceed the amount that fair value is less than the amortized cost basis, are recognized through an allowance for credit losses with changes recognized as a charge to other (expense) income, net. Any remaining impairment is included in accumulated other comprehensive income (loss) as a component of stockholders' equity (deficit). Realized gains and losses are reported within other (expense) income, net as a component of net loss.

Accounts Receivable, Net

Accounts receivable, net includes trade accounts receivable, both billed and unbilled, net of an allowance for credit losses. Billed receivables are recorded at the invoiced amount in the period that our right to consideration is unconditional. Payment terms on invoiced amounts are typically 30 to 60 days. Unbilled receivables, or contract assets, are recorded when revenue is recognized prior to our unconditional right to consideration. A contract asset is a right to consideration that is conditional upon factors other than the passage of time.

An allowance for credit losses is established based on our assessment of the collectibility of accounts receivable by considering various factors, including the age of each outstanding invoice, each customer's expected ability to pay, the collection history with each customer, current economic conditions, and reasonable and supportable forecasts of future economic conditions over the life of the receivable, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. The allowance for credit losses and related activities were not material for the years ended December 31, 2022, 2021, and 2020.

Property, Equipment, and Software, Net

Property, equipment, and software, net is stated at cost, less accumulated depreciation and amortization. Depreciation and software amortization are recorded using the straight-line method over the estimated useful lives of the assets, generally two to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.

Deferred Offering Costs

Deferred offering costs consist primarily of direct and incremental legal, accounting, and other fees related to the IPO. Prior to the IPO, all deferred offering costs were capitalized in prepaid expenses and other current assets on the consolidated balance sheets. Upon completion of the IPO, $6,449 of the deferred offering costs were reclassified into stockholders' equity as a reduction of the IPO proceeds.

Educator Partner Costs

We have various agreements with educator partners that grant us the right to host their intellectual property on our platform. In return, educator partners earn a fee that we recognize as a content cost in the same period in which the related revenue is recognized and is classified as a cost of revenue in the consolidated statement of operations. One such agreement stipulates that certain fees earned by the educator partner are to be allocated to a development fund to be held and spent by Coursera on activities such as developing, marketing, and advertising the educator partner's content, according to a mutually agreed upon plan. We recognize the liability and related expenses associated with this development fund consistent with the timing of when we recognize educator partner content costs given our liability is established in the same period the revenue is recognized. The expenses are classified in the consolidated statement of operations based on the nature of the underlying spend. The liability associated with the development fund is recorded within other accounts payable and accrued expenses within the consolidated balance sheets.

Leases

We determine if an arrangement is a lease and the classification of that lease, if applicable, at inception by evaluating various factors, including if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration and other facts and circumstances. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and are included in operating lease ROU assets, on our consolidated balance sheets. Lease liabilities represent our obligation to make lease payments according to the arrangement and are included in operating lease liabilities, current and non-current, on our consolidated balance sheets. We do not have any finance leases.

ROU assets and lease liabilities are recognized at the commencement date based on the present value of minimum remaining lease payments over the lease term. For this purpose, we include payments that are fixed and determinable at the commencement date including initial direct costs incurred and excluding lease incentives received. We use the implicit rate when it is readily determinable. Otherwise, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future lease payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. Our lease agreements may contain variable costs such as common area maintenance, insurance, real estate taxes, or other costs. Variable lease costs are expensed as incurred in the consolidated statements of operations. Operating lease expense is recognized on a straight-line basis over the lease term.

We do not separate lease and non-lease components and do not recognize ROU assets and operating lease liabilities that arise from leases with an initial lease term of 12 months or less.

In addition, any impairment as a result of a sublease to the associated ROU asset and other lease related assets including leasehold improvements, furniture and fixtures, and computer equipment is recognized in the period the sublease is executed and recorded in the consolidated statements of operations. We recognize sublease income on a straight-line basis over the sublease term, and it is recorded as a reduction to our operating lease expense. Refer to Note 7 for additional information.

Internal-Use Software and Website Development Costs

We capitalize certain costs associated with our internal-use software and website development during the application development stage when management with the relevant authority authorizes and commits to the funding of the project, it is probable that the project will be completed, and the software will be used as intended. These costs include personnel and related employee benefits expenses for employees who are directly associated with and who devote time to software and website development projects. Such costs are amortized on a straight-line basis over the estimated useful life of the related asset, which is approximately two to five years, and are recorded within cost of revenue in the consolidated statements of operations. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred within research and development in the consolidated statements of operations.

Intangible Assets, Net

Intangible assets, net is stated at cost, net of accumulated amortization. We amortize our finite-lived intangible assets on a straight-line basis over an estimated useful life of three to six years. Amortization of content assets and developed technology is included in cost of revenue, and assembled workforce is included in research and development in the consolidated statements of operations.

Impairment of Long-Lived Assets

We monitor events and changes in circumstances that could indicate the carrying amounts of our long-lived assets, including deferred partner fees, property, equipment, software, intangible assets, and operating lease ROU assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through their undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. During the year ended December 31, 2022, we recognized an impairment loss related to deferred partner fees of $2,915, related to our operating lease ROU asset of $2,304, and related to property and equipment of $904. There were no impairments of long-lived assets during the years ended December 31, 2021 and 2020.

Revenue Recognition

We recognize revenue from contracts with customers for access to the learning content hosted on our platform and related services. Revenue is recognized when control of promised services is transferred to our customer. The amount of revenue recognized reflects the consideration that we expect to be entitled to receive in exchange for these services. We apply judgment in determining our customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience, credit, or financial information. Consumer revenue customers are required to pay in advance.

At contract inception, we assess the performance obligations, or deliverables, we have agreed to provide in the contract and determine if they are individually distinct or if they should be combined with other performance obligations. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on each performance obligation’s relative standalone selling price. We combine performance obligations when an individual performance obligation does not have standalone value to our customer. For example, our customers do not have the ability to take possession of the software supporting our platform and, as a result, our contracts are typically accounted for as service arrangements with a single performance obligation.

We have a stand-ready obligation to provide learners continuous access to our learning platform and deliver related support services for a specified term. For this reason, these services are generally viewed as a stand-ready performance obligation consisting of a series of distinct daily services. We typically satisfy these performance obligations over time as the services are provided. A time-elapsed output method is used to measure progress because our efforts are expended evenly throughout the period given the nature of the promise is a stand-ready service. Fixed fees for these services are generally recognized ratably over the contract term.

We include any fixed consideration within our contracts as part of the total transaction price. Generally, we include an estimate of the variable amount within the total transaction price and update our assumptions over the duration of the contract. None of our contracts contain a significant financing component. We do not include taxes collected from customers and remitted to governmental authorities within the total transaction price.

At times, we are party to multiple concurrent contracts or contracts that combine multiple services. These situations require judgment to determine if multiple contracts should be combined and accounted for as a single arrangement. In making this determination, we consider (i) the economics of each individual contract and whether or not it was negotiated on a standalone basis and (ii) if multiple promises represent a single performance obligation.

Contract modifications require judgment to determine if the modification should be accounted for as (i) a separate contract, (ii) the termination of the original contract and creation of a new contract, or (iii) a cumulative catch-up adjustment to the original contract. When evaluating contract modifications, we must identify the performance obligations of the modified contract and determine both the allocation of revenues to the remaining performance obligations and the period of recognition for each identified performance obligation.

We derive our revenue from three sources: Consumer, Enterprise, and Degrees. Refer to Note 15 for our disaggregation of revenue.

Consumer Revenue

We generate revenue from consumers by selling access to learning content hosted on our platform. Consumer products include certifications for single courses, Specializations, and catalog-wide subscriptions. Access to single courses are generally purchased at a fixed price for a set period of time, typically six months. Specializations are a series of courses offered by the same educator partner where learners are provided access to these courses on a month-to-month subscription basis. Coursera Plus is our catalog-wide consumer subscription product, sold in monthly or annual subscriptions. All Consumer contracts are billed in advance and revenue is recognized ratably over the contract term, after access has been granted to the learner, as learners have unlimited access to the course content during the contract term.

Consumer learners are entitled to a full refund up to two weeks after payment is received. We estimate and establish a refund reserve based on historical refund rates. The refund reserve was immaterial as of December 31, 2022 and 2021.

Enterprise Revenue

We sell subscription licenses to businesses, organizations, governments, and educational institutions that provide users the ability to enroll in courses and Specializations and receive certifications upon completion. Enterprise contracts are typically between one and three years in length and consist of the purchase of a fixed quantity of seat licenses, each of which allows for unlimited course enrollments by one learner for each year. We recognize revenue ratably over the contract term, after access has been granted to the Enterprise customer, as they have unlimited access to the course content during the contract term.

We are generally the principal with respect to Consumer and Enterprise revenue as we control the performance obligation and are the primary obligor with respect to delivering access to course content. Additionally, we have inventory risk through recoupable advances sometimes paid to educator partners.

Degrees Revenue

Universities contract with us to facilitate the delivery of their bachelor’s and master’s degree programs or postgraduate diplomas. Degrees revenue contracts involve the performance of a number of promises, including but not limited to hosting the degree content on our learning platform, providing content authoring tools, course production support, and marketing and platform technical support services. As a result, the university is our customer with respect to Degrees revenue. We earn a service fee based on a percentage of total tuition collected by the university from Degrees students, net of refunds. As a result, the revenue we earn is dependent upon the number of learners enrolled and the tuition charged by the university. This is a form of variable consideration, and we estimate the amount of revenue using an expected value method. These estimates are refined each reporting period until the consideration becomes known, generally at the time the final term enrollment report is provided by the university. We have a stand-ready obligation to perform services throughout the contract term during which degree content is hosted on our platform. Degrees revenue is earned and paid by the university for each academic term. As a result, revenue generated from each term is recognized ratably from the start of a term through the start of the following term.

The Degrees learning experience is delivered on the same proprietary learning platform used by Consumer and Enterprise customers. There is no direct contractual revenue arrangement between Coursera and Degrees students, who contract directly with the universities. In addition to the learning platform, the universities are obligated to provide their students with additional services, such as designing the curriculum, setting admission criteria, making admission and financial aid decisions, real-time teaching, independently awarding credits, certificates, or degrees, and providing academic and career counseling. For these reasons, the universities control the delivery of degrees hosted on our platform. As a result, we recognize only the service fee we receive from the universities as our Degrees revenue.

Deferred Revenue

Deferred revenue, or contract liabilities, consists of consideration recorded in advance of performance obligations being delivered and is classified as current or non-current based on the related period in which services are expected to be provided.

Contract Acquisition and Fulfillment Costs

Contract acquisition costs consist of sales commissions and related payroll taxes associated with obtaining contracts with Enterprise customers.

Deferred Commissions

Customer acquisition costs are primarily related to sales commissions and related payroll taxes earned by our Enterprise sales force, which are incremental costs we incur to obtain a contract. Sales commissions and related payroll taxes for Enterprise contracts are deferred and then amortized on a straight-line basis over the expected period of benefit, which is estimated to be three years. We determine the expected period of benefit by taking into consideration the length of terms in Enterprise customer contracts, the life of the technology, and other factors. We amortize these costs over three years, since the commissions paid upon a contract renewal are not commensurate with the commissions paid on the initial contract and as such, the sales contract term is not commensurate with the expected period of benefit. Sales commissions and related payroll taxes paid for Enterprise contract renewals are amortized over the renewal term, which is generally two years.

Deferred commissions and related payroll taxes are recorded within deferred costs or other assets in the consolidated balance sheets, depending on the timing of the related amortization. They are amortized to sales and marketing in the consolidated statements of operations.

Deferred Partner Fees

These fulfillment costs are paid to educator partners in advance of completing our performance obligations; are recorded within prepaid expenses and other current assets or other assets in the consolidated balance sheets, depending on the timing of the related revenue recognition; and are amortized into cost of revenue ratably over the subscription term of the access being provided to the customer.

Cost of Revenue

Cost of revenue consists of content costs in the form of fees paid to educator partners and expenses associated with the operation and maintenance of our platform. These expenses include the cost of servicing support requests from paid learners and educator partners; hosting and bandwidth costs; amortization of acquired technology and internal-use software; customer payment processing fees; and attributed depreciation and facilities costs.

Fair Value Measurements

Fair value is defined as the price that would be received for an asset or the “exit price” that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between independent market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs, where available. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1— Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2— Inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the assets or liabilities, either directly or indirectly through market corroboration, for substantially the full term of the financial instruments.

Level 3— Inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. The inputs require significant management judgment or estimation.

The classification of a financial asset or liability within the hierarchy is determined based on the lowest-level input that is significant to the fair value measurement.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist of cash, cash equivalents, and marketable securities. We only invest in high-credit-quality instruments and maintain our cash equivalents and marketable securities in fixed-income securities. We place our cash primarily with domestic financial institutions that are federally insured within statutory limits.

For purposes of assessing concentration of credit risk with respect to accounts receivable and significant customers, we treat a group of customers under common control or customers that are affiliates of each other as a single customer. For the years ended December 31, 2022, 2021, and 2020, we did not have any customers that accounted for more than 10% of our revenue. As of December 31, 2022 and 2021, we did not have any customers that accounted for more than 10% of our net accounts receivable balance.

Income Taxes

We are treated as a corporation under applicable federal and state income tax laws and are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our income tax expense and deferred tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.

We utilize the asset and liability method under which deferred tax assets and liabilities arise from the temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements, as well as from net operating losses (“NOLs”) and tax credit carryforwards. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will be paid or refunds received, as provided for under currently enacted tax law. The effect on deferred taxes of changes in tax rates and laws in future periods, if any, is reflected in the consolidated financial statements in the period enacted. A valuation allowance is established if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We consider the available evidence, both positive and negative, including historical levels of income, expectations, and risks associated with estimates of future taxable income in assessing the need for a valuation allowance. Certain of our earnings are indefinitely reinvested offshore and could be subject to additional income tax if repatriated. It is not practicable to determine the unrecognized deferred tax liability on a hypothetical distribution of those earnings.

Determination of income tax expense requires estimates and can involve complex issues that may require an extended period to resolve. We recognize estimated tax liabilities when such liabilities are more likely than not to be sustained upon examination by the taxing authority. Further, the estimated level of annual earnings before income tax can cause the overall effective income tax rate to vary from period to period. Final determination of prior-year tax liabilities, either by settlement with tax authorities or expiration of statutes of limitations, could be materially different than estimates reflected in assets and liabilities and historical income tax expense. The outcome of these final determinations could have a material effect on our income tax expense or cash flows in the period that determination is made.

We recognize interest and penalties related to income tax matters as a component of income tax expense in the consolidated statement of operations.

Stock-Based Compensation Expense

We measure and recognize compensation expense for stock-based awards granted to employees, directors, and nonemployees based on the estimated grant date fair value. Stock-based awards include restricted stock units (“RSUs”), stock options, and restricted stock awards as well as stock purchase rights granted to employees under our employee stock purchase plan (“ESPP Rights”).

The fair value of RSUs and restricted stock awards is based on the fair value of our common stock on the grant date. We estimate the fair value of stock options and ESPP Rights using the Black-Scholes option-pricing model, which requires the use of the following assumptions:

Fair Value of Common Stock— Prior to the IPO, the fair value was determined by our Board of Directors. The Board of Directors considered numerous objective and subjective factors to determine the fair value of the common stock at each meeting in which awards were approved. The factors considered included, but were not limited to: (i) the results of contemporaneous independent third-party valuations of the common stock; (ii) the prices, rights, preferences, and privileges of the redeemable convertible preferred stock relative to the common stock; (iii) the lack of marketability of the common stock; (iv) actual operating and financial results; (v) current business conditions and projections; (vi) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company, given prevailing market conditions; and (vii) precedent transactions involving the common stock. Subsequent to the IPO, the fair value of Coursera, Inc.’s common stock is determined on the grant date using the common stock's closing price.

Expected Term—The expected term represents the period that our stock-based awards are expected to be outstanding. For option grants considered to be “plain vanilla,” we determine the expected term using the simplified method. The simplified method deems the term to be the average of the time to vesting and the contractual life of the options. For ESPP Rights, the expected term represents the term from the first day of the offering period to the purchase date.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the stock option or ESPP Rights.

Expected Volatility—Since we do not have a sufficient trading history of our common stock, the expected volatility is derived from the average historical stock volatilities of several unrelated public companies, within our industry, that we consider to be comparable to our business over a period equivalent to the expected term of the stock option or ESPP Rights.

Dividend Yield—The expected dividend was assumed to be zero as we have never paid dividends and have no current plans to do so.

Stock-based compensation is generally recognized on a straight-line basis over the requisite service period, which usually matches the vesting period. We also grant certain awards that have performance-based vesting conditions, which are recognized using an accelerated attribution method from the time it is deemed probable that the vesting condition will be met through the time the service-based vesting condition has been achieved. If at any point we determine that the performance condition is improbable of achievement, we reverse any previously recognized compensation cost for that award. Forfeitures are recognized as they occur.

Net Loss Per Share Attributable to Common Stockholders

Basic and diluted net loss per share attributable to common stockholders is computed in conformity with the two-class method required for participating securities. For the period prior to our IPO, we treated all series of our redeemable convertible preferred stock as participating securities, since the holders of such stock had the right to receive nonforfeitable dividends on a pari passu basis in the event that a dividend was paid on common stock. Under the two-class method, the net loss attributable to common stockholders was not allocated to the redeemable convertible preferred stock as the preferred stockholders did not have a contractual obligation to share in the Company’s losses.

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents to the extent they are dilutive. For purposes of this calculation, redeemable convertible preferred stock, common stock options, RSUs, ESPP Rights, early exercised common stock options, and common stock warrants are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive for the periods presented.

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive income (loss), net of tax. Other comprehensive income (loss), net of tax, refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of stockholders’ equity (deficit) but are excluded from net loss.

Research and Development

Expenditures for research and development of our technology and non-refundable contributions to the development of partner content are expensed when incurred unless they qualify as internal-use software development costs. Research and development costs consist principally of personnel costs, consulting services, content development contributions, and attributed facilities costs.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense in the consolidated statements of operations. For the years ended December 31, 2022, 2021, and 2020, these costs were $39,940, $28,740, and $21,005, respectively.

Foreign Currency

The majority of our sales contracts are denominated in U.S. dollars. In addition, the functional currency of our international subsidiaries is U.S. dollars. Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured to the functional currency at period-end exchange rates. Foreign currency transaction gains and losses resulting from remeasurement are recognized in other (expense) income, net in the consolidated statements of operations.

Recent Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and the allocation of consolidated income taxes to separate financial statements of entities not subject to income tax. Upon adoption, certain aspects of this standard are applied retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to accumulated deficit as of the beginning of the fiscal year of adoption. We adopted ASU 2019-12 effective January 1, 2022, and the adoption did not have a material impact on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (“ASU 2016-13”), which provides new authoritative guidance with respect to the measurement of credit losses on financial instruments. This update changes the impairment model for most financial assets and certain other instruments by introducing a current expected credit loss (“CECL”) model. The CECL model is a more forward-looking approach based on expected losses rather than incurred losses, requiring entities to estimate and record losses expected over the remaining contractual life of an asset. We adopted ASU 2016-13 on January 1, 2022 on a modified retrospective basis. The adoption of the standard did not have a material impact on the consolidated financial statements.

3. REVENUE RECOGNITION

Contract Balances

Contract assets and liabilities were as follows:

	December 31, 2022	December 31, 2021	January 1, 2021
Contract assets:
Billed accounts receivable, net of allowance for credit losses	$45,337	$22,286	$39,976
Unbilled accounts receivable	8,397	12,110	745
Total contract assets	$53,734	$34,396	$40,721

Contract liabilities:
Deferred revenue	$118,777	$98,488	$80,642
Total contract liabilities	$118,777	$98,488	$80,642

Revenue recognized during the years ended December 31, 2022, 2021, and 2020 that was included in the corresponding deferred revenue balance at the beginning of each year was $92,806, $74,775, and $37,906, respectively.

Impairment losses recorded on contract assets during the year ended December 31, 2022 were immaterial, and there were no impairment losses recorded on contract assets during the years ended December 31, 2021 and 2020.

Remaining Performance Obligations

Remaining performance obligations represent future revenue that is under noncancelable contracts but has not yet been recognized. As of December 31, 2022, we had remaining performance obligations of $324,009 and expect to recognize approximately 62% as revenue over the next 12 months and the remainder thereafter.

Costs to Obtain and Fulfill Contracts

During the years ended December 31, 2022, 2021, and 2020, we capitalized $17,766, $14,217, and $11,099, respectively, of commissions and related payroll tax expenditures and amortized $12,618, $8,197, and $4,156, respectively. As of December 31, 2022 and 2021, the amount of deferred commissions and related payroll tax expenditures included in deferred costs and in other assets was $13,300 and $9,761, and $10,426 and $8,817, respectively.

During the year ended December 31, 2022, we recognized an impairment loss of $2,915 on deferred partner fees that we do not expect to recover associated with content from Russian educator partners whose content we removed from our platform. The impairment loss was recorded within general and administrative expenses in the consolidated statements of operations.

4. FAIR VALUE MEASUREMENTS

The following table presents our fair value hierarchy for those assets measured at fair value on a recurring basis:

	December 31, 2022		December 31, 2021
	Carrying Amount	Fair Value - Level 1	Carrying Amount	Fair Value - Level 1
Financial assets:
Cash equivalents—money market funds	$304,750	$304,750	$539,091	$539,091
Marketable securities—U.S. Treasury securities	460,372	459,654	241,369	241,117
Total financial assets	$765,122	$764,404	$780,460	$780,208

We remeasure certain assets, including intangible assets and our equity-method investment in a private company, at fair value on a non-recurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets. No such events or changes occurred during the years ended December 31, 2022 and 2021.

5. MARKETABLE SECURITIES

The following table presents our AFS marketable securities:

	December 31, 2022				December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$460,372	$26	$(744)	$459,654	$241,369	$—	$(252)	$241,117
Total marketable securities	$460,372	$26	$(744)	$459,654	$241,369	$—	$(252)	$241,117

Gross realized gains and losses related to our marketable securities were not material for the years ended December 31, 2022, 2021, and 2020.

The following table presents the cost basis and fair value of AFS marketable securities by contractual maturity date:

	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$460,372	$459,654	$241,369	$241,117

Investments in an unrealized loss position consisted of the following:

	December 31, 2022		December 31, 2021
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$356,767	$(744)	$241,117	$(252)
Total investments in an unrealized loss position	$356,767	$(744)	$241,117	$(252)

As of December 31, 2022 and 2021, no investments were in a continuous unrealized loss position for more than 12 months. Unrealized losses on our debt securities have not been recorded into income because we do not intend to sell nor is it more likely than not that we will be required to sell these securities prior to recovery of their amortized cost basis. The decline in fair value of our AFS debt securities is largely due to changes in credit spreads as a result of market conditions. The credit ratings associated with our AFS debt securities are highly rated and mostly unchanged. As a result, there were no credit or non-credit impairment charges recorded during the years ended December 31, 2022, 2021 or 2020.

6. CONSOLIDATED BALANCE SHEET COMPONENTS

Property, Equipment, and Software, Net

Property, equipment, and software, net consisted of the following:

	Estimated Useful Lives	December 31, 2022	December 31, 2021
Internal-use software and website development	2 years	$53,215	$35,508
Computer equipment and purchased software	2 years	4,662	4,163
Leasehold improvements	Shorter of useful life or remaining lease term	6,567	7,119
Furniture and fixtures	5 years	2,714	3,051
Total property, equipment, and software		67,158	49,841
Less accumulated depreciation and amortization		(40,062)	(25,116)
Property, equipment, and software, net		$27,096	$24,725

Depreciation and amortization expense related to property, equipment, and software for the years ended December 31, 2022, 2021, and 2020 was $15,865, $12,513, and $8,114, respectively, which included amortization expense of internal-use software and website development of $13,128, $9,675, and $5,875, respectively.

Intangible Assets, Net

Intangible assets, net consisted of the following:

	December 31, 2022			December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Content assets	$6,821	$(1,971)	$4,850	$5,721	$(777)	$4,944
Developed technology	8,446	(4,743)	3,703	8,446	(3,337)	5,109
Assembled workforce	181	(181)	—	181	(143)	38
Intangible assets	$15,448	$(6,895)	$8,553	$14,348	$(4,257)	$10,091

During the years ended December 31, 2022, 2021, and 2020, the Company capitalized $1,100, $1,765, and $3,956 of content assets, respectively. Intangible assets amortization expense was $2,638, $2,244, and $1,471 for the years ended December 31, 2022, 2021, and 2020, respectively.

As of December 31, 2022, the weighted-average remaining amortization period was 2.6 years for developed technology and 3.7 years for content assets.

As of December 31, 2022, future expected amortization expense for intangible assets was as follows:

2023	$2,687
2024	2,778
2025	2,250
2026	584
2027	170
Thereafter	84
Total	$8,553

7. LEASES

We have entered into various non-cancelable office space operating leases with lease periods expiring through April 2025. These leases do not contain residual value guarantees, covenants, or other restrictions.

In May 2022, we entered into a sublease agreement pursuant to which we subleased a part of our existing office space in Mountain View, California. We classified the sublease as an operating lease. The term of the sublease commenced on June 1, 2022 and terminates on October 31, 2024.

During the year ended December 31, 2022, we recognized an impairment loss related to an operating lease right-of-use (“ROU”) asset of $2,304 and related to property and equipment of $904, which was allocated within operating expenses in the consolidated statements of operations, consistent with the allocation approach used for operating lease costs.

The components of lease costs were as follows:

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$5,853	$6,663	$6,856
Short-term lease cost	1,388	1,122	779
Variable lease cost	1,753	1,690	1,302
Sublease income	(1,587)	—	—
Total lease costs	$7,407	$9,475	$8,937

Future lease payments under our non-cancelable operating leases, which do not include short-term leases, as of December 31, 2022 were as follows:

2023	$7,853
2024	7,411
2025	46
Total lease payments	15,310
Less imputed interest	(861)
Present value of operating lease liabilities	$14,449
Operating lease liabilities, current	8,658
Operating lease liabilities, non-current	5,791
Total operating lease liabilities	$14,449

Supplemental cash flow information as well as the weighted-average remaining lease term and discount rate related to our operating leases were as follows:

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$6,875	$7,683
Operating lease ROU assets obtained in exchange for lease liabilities	427	—

	December 31, 2022	December 31, 2021
Weighted-average remaining operating lease term (in years)	1.93	2.92
Weighted-average operating lease discount rate	5.76%	5.70%

8. INCOME TAXES

The components of loss before income tax were as follows:

	Year Ended December 31,
	2022	2021	2020
Domestic	$(177,649)	$(148,343)	$(68,128)
Foreign	7,012	5,254	2,828
Total	$(170,637)	$(143,089)	$(65,300)

Income tax expense consisted of the following:

	Year Ended December 31,
	2022	2021	2020
Current taxes:
Federal	$—	$—	$—
State	189	11	—
Foreign	4,872	3,025	1,515
Total current	$5,061	$3,036	$1,515

Deferred taxes:
Federal	$—	$—	$—
State	—	—	—
Foreign	(341)	(910)	—
Total deferred	$(341)	$(910)	$—
Total income tax expense	$4,720	$2,126	$1,515

The reconciliation between the statutory U.S. federal income tax rate and our effective tax rate as a percentage of loss before income taxes was as follows:

	Year Ended December 31,
	2022	2021	2020
U.S federal income taxes at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.1%	4.3%	1.8%
Foreign income taxes at rates other than the U.S. rate	(1.8)%	(0.7)%	(1.0)%
Change in valuation allowance	(19.8)%	(47.3)%	(27.7)%
Research and development credits	3.5%	7.3%	5.3%
Stock-based compensation	(4.4)%	13.3%	(0.4)%
Foreign inclusions	(3.7)%	0.0%	(1.2)%
Other	0.3%	0.6%	(0.1)%
Effective income tax rate	(2.8)%	(1.5)%	(2.3)%

Significant components of our deferred tax assets and liabilities consisted of the following:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating loss carryforwards	$112,003	$119,093
Research and development credits	31,248	25,330
Capitalized research and development costs	29,047	—
Stock-based compensation	22,196	14,345
Lease liabilities	3,312	4,643
Deferred revenue	1,058	1,489
Accruals and reserves	743	633
Gross deferred tax assets	199,607	165,533
Valuation allowance	(185,606)	(151,768)
Total deferred tax assets	$14,001	$13,765
Deferred tax liabilities:
Deferred commissions	(5,586)	(4,335)
Depreciation and amortization	(5,086)	(4,711)
ROU assets	(2,172)	(3,809)
Total deferred tax liabilities	$(12,844)	$(12,855)
Net deferred tax assets	$1,157	$910

During the year ended December 31, 2022, there was an increase in deferred tax assets from the effects of capitalization of research and development costs as required by the 2017 Tax Cuts and Jobs Act.

Based on the weight of the available evidence, which includes our historical operating losses, lack of taxable income, and the accumulated deficit, we have a full valuation allowance against our U.S. federal and state deferred tax assets as of December 31, 2022 and 2021. We increased the valuation allowance for the years ended December 31, 2022 and 2021 by $33,838 and $67,703, respectively.

As of December 31, 2022, U.S. federal and state NOL carryforwards were $481,041 and $169,856, respectively, and U.S. federal and state research and development tax credit carryforwards were $19,106 and $12,142, respectively. If not utilized, certain of the federal and state NOLs will expire at various dates beginning in 2031, while the federal research and development tax credit carryforwards will expire in various amounts beginning in 2033. State research and development tax credit carryforwards can be carried forward indefinitely.

Our NOL and tax credit carryovers may be subject to annual limitations of usage, as promulgated by the Internal Revenue Service and similar state provisions, due to ownership changes that may have occurred in the past. The annual limitation may result in the expiration of NOLs and tax credits before utilization.

The federal NOL carryforwards generated after December 31, 2017 have an indefinite carryforward period and are subject to an 80% deduction limitation based upon taxable income prior to NOL deduction. Of the total federal NOL carryforwards as of December 31, 2022, $367,317 are carried forward indefinitely, but are limited to 80% of taxable income.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. Changes in tax laws or rates are accounted for in the period of enactment. The CARES Act temporarily removes the 80% taxable income limitation for tax years beginning before 2021. Furthermore, it allows for a five-year carryback of federal NOLs arising in 2018, 2019, and 2020. Due to our loss position, the CARES act did not have a material impact on our consolidated financial statements.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act (“IRA”) of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. While these tax law changes have no immediate effect and are not expected to have a material adverse effect on our results of operations going forward, we will continue to evaluate their impact as further information becomes available.

Uncertain Tax Positions

As of December 31, 2022, we had unrecognized tax benefits of $16,371 of which $1,596 would impact our effective tax rate, if recognized. The activity related to the unrecognized tax benefits was as follows:

	Year Ended December 31,
	2022	2021	2020
Gross unrecognized tax benefits—beginning of period	$12,539	$7,477	$14,099
Increases related to tax positions taken during current year	3,641	4,850	2,210
Increases related to tax positions taken during prior years	248	220	—
Decreases related to tax positions taken during prior years	(57)	(8)	(8,832)
Gross unrecognized tax benefits—end of period	$16,371	$12,539	$7,477

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties accrued were immaterial as of December 31, 2022, 2021, and 2020.

We file income tax returns subject to varying statutes of limitations. Due to our loss carryovers, the statutes of limitations remain open for all tax years since inception in our major tax jurisdictions. The tax returns for the fiscal years ended 2021 and 2020 are currently under examination in India. We believe that we have provided adequate reserves for income tax uncertainties in all open tax years. We are not under examination in any other jurisdiction. We are not currently aware of uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in the next 12 months.
9. REDEEMABLE CONVERTIBLE PREFERRED STOCK

Upon the closing of our IPO, all outstanding shares of our redeemable convertible preferred stock automatically converted into 75,305,400 shares of common stock on a one-for-one basis. As of December 31, 2022 and 2021, there were no shares of redeemable convertible preferred stock issued and outstanding.

10. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

In connection with the IPO, we authorized the issuance of 10,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share, with rights and preferences, including voting rights, to be designated from time to time by the board of directors. As of December 31, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock Warrants

In June 2012, we issued a warrant in connection with an educator partner agreement to purchase up to 571,250 shares of our common stock at an exercise price of $0.20 per share. These warrants expired on the earlier of (i) June 2020, (ii) the sale of substantially all of the Company’s securities, or (iii) 60 days after the termination of the educator partner agreement. The vesting schedule of the warrants was based on attainment of certain customer course completion metrics for the partner’s content through June 2017.

As of December 31, 2019, we believed that 190,930 of these warrants were vested and exercisable per the terms of the educator partner agreement. In June 2020, the educator partner cash exercised the 190,930 warrants and attempted to net exercise 379,070 of the warrants. We entered into dispute resolution procedures with the educator partner to resolve the dispute regarding the vesting of the 379,070 net exercised warrants. In December 2020, the dispute was resolved by both parties. We issued 187,305 fully vested shares of common stock to the educator partner, and the educator partner entered into a contract amendment that expanded the extent of its content hosted on our platform. We did not record a charge to the consolidated statement of operation as a result of the resolution of the dispute as the value assigned to the settlement element was zero. We concluded that there would be significant expected future benefit to be obtained from the expansion of the educator partner’s content on our platform and recorded the fair value of common stock issued (which was less than the expected fair value of the educator partner’s content to be made available on our platform) in the amount of $3,956 as an intangible content asset as of December 31, 2020 to be amortized over the estimated useful life of five years. Amortization commenced on March 1, 2021 when the content was made available on our platform.

11. NET LOSS PER SHARE

The following table presents the calculation of basic and diluted net loss per share:

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(175,357)	$(145,215)	$(66,815)
Denominator:
Weighted-average shares used in computing net loss per share—basic and diluted	145,263,726	113,587,523	37,207,492
Net loss per share—basic and diluted	$(1.21)	$(1.28)	$(1.80)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	Year Ended December 31,
	2022	2021	2020
Redeemable convertible preferred stock	—	—	75,305,400
Common stock options	18,153,195	23,000,872	32,458,408
RSUs	22,773,053	7,387,288	3,276,600
Shares subject to repurchase	—	2,607	52,084
ESPP Rights	123,603	65,446	—
Total	41,049,851	30,456,213	111,092,492

12. COMMITMENTS AND CONTINGENCIES

Purchase Obligations

Purchase obligations relate mainly to a third-party cloud infrastructure agreement and subscription arrangements as well as service agreements used to facilitate our operations. As of December 31, 2022, we had approximately $40,977 of future minimum payments under our noncancelable purchase obligations with a remaining term in excess of one year, which are expected to be paid through 2026.

Purchase Obligations
2023	$12,592
2024	12,770
2025	11,690
2026	3,925
Total	$40,977

Litigation

We evaluate uncertainties associated with litigation and record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and (ii) the loss or range of loss can be reasonably estimated. If we determine that a loss is possible and a range of the loss can be reasonably estimated, we disclose the range of the possible loss in the notes to the consolidated financial statements. We evaluate, on a quarterly basis, developments in our legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related ranges of possible losses disclosed and make adjustments and changes to our disclosures as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss, and such amounts could be material.

In January 2023, a putative class action complaint, Feng et al v. Coursera, Inc., was filed against us in the United States District Court for the Northern District of California. The complaint asserts alleged failures to make certain disclosures and obtain certain authorizations under California's Automatic Renewal Law and the Electronic Funds Transfer Act. The complaint seeks injunctive relief and an unspecified amount of monetary damages. Even though we believe we have not violated the laws set forth in the complaint, it is not possible at this time to reasonably estimate the probability that we will ultimately prevail or be held liable for the violations alleged in the complaint, nor is it possible to reasonably estimate the ultimate loss, if any, or range of loss that could result from the complaint. We plan to defend against the complaint and class certification. Accordingly, we have not recorded any loss contingency on our consolidated balance sheet as of December 31, 2022.

Indemnifications

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for the potential of general indemnification obligations. Our exposure under these agreements is unknown because it involves future claims that may be made against us but have not yet been made. To date, we have not paid any material claims and have not been required to defend any actions related to our indemnification obligations; however, we may record charges in the future as a result of these indemnification obligations. In addition, we have indemnification agreements with certain of our directors, executive officers, and other employees that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service with Coursera. The terms of such obligations may vary.

13. EMPLOYEE BENEFIT PLANS

Stock Incentive Plans

In 2013, we adopted the Coursera, Inc. Stock Incentive Plan (the “Stock Incentive Plan”) and in 2014, adopted the Coursera, Inc. 2014 Executive Stock Incentive Plan (together, the “Predecessor Plans”), pursuant to which we granted a combination of incentive and non-statutory stock options and RSUs. The Predecessor Plans were terminated in March 2021 in connection with the IPO but continue to govern the terms and conditions of the outstanding awards granted pursuant to the Predecessor Plans.

In February 2021, we adopted the 2021 Stock Incentive Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on March 30, 2021 when the registration statement for the IPO was declared effective (collectively, the 2021 Plan, the ESPP, and the Predecessor Plans are referred to as the "Plans"). The 2021 Plan provides for the granting of incentive and non-statutory stock options, RSUs and other equity-based awards. Pursuant to the ESPP, eligible employees may purchase shares of common stock through payroll deductions at 85 percent of the lower of the market price of our common stock on the date of commencement of the applicable offering period or on the last day of each six-month purchase period. The offering periods start on the first trading day on or after May 11 and November 11 of each year, except for the first offering period, which commenced on the IPO effective date, or March 30, 2021, and ends on May 10, 2023.

As of December 31, 2022, 5,376,320 shares of our common stock were reserved for future issuance under the 2021 Plan. As of December 31, 2022, 3,443,678 shares of our common stock were reserved for issuance under the ESPP.

Under the ESPP, if the closing market price of our common stock on the offering date of a new offering falls below the closing market price of our common stock on the offering date of an ongoing offering, the ongoing offering terminates immediately following the settlement of ESPP Rights shares on the purchase date. Participants in the terminated offering are automatically enrolled in the new offering (an "ESPP Rights Reset"), triggering a revaluation of stock-based compensation expense and a modification charge to be recognized ratably over the new offering period if the revalued expense is greater than the original expense. During the year ended December 31, 2022, there were two ESPP Rights Resets that resulted in modification charges of $9,047, which are being recognized ratably over the new offering periods.

Stock Options

We may grant stock options at prices not less than the grant date fair value. These stock options generally expire 10 years from the grant date. Incentive stock options and non-statutory stock options generally vest ratably over a four-year service period.

Stock option activity under the Plans for the year ended December 31, 2022 was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balance—December 31, 2021	23,000,872	$5.62	6.81	$436,630
Granted	574,176	12.80
Exercised	(4,310,630)	4.12
Canceled	(1,111,223)	7.77
Balance—December 31, 2022	18,153,195	$6.07	5.41	$120,289
Options vested	13,642,128	$4.12	4.85	$106,476

Aggregate intrinsic value represents the difference between the exercise price of the stock options and the fair value of our common stock. The aggregate intrinsic value of stock options exercised was $57,311, $296,635, and $50,286 for the years ended December 31, 2022, 2021, and 2020. The weighted-average grant date fair value of options granted for the years ended December 31, 2022, 2021, and 2020 was $7.26, $16.23, and $5.66, respectively.

RSUs

During the year ended December 31, 2020, we granted RSUs to our employees and directors. RSUs granted prior to the IPO had service-based and performance-based vesting conditions, both of which must be satisfied in order for the RSUs to vest. The service-based vesting condition for these awards is typically satisfied over four years with a cliff vesting period of one year and continued vesting quarterly thereafter. The performance-based vesting condition is satisfied on the earlier of (i) a change in control event or (ii) the first sale of our common stock pursuant to an initial public offering. Both events were not deemed probable until consummated. Upon the first sale of our common stock pursuant to the IPO on April 5, 2021, the performance-based vesting condition was satisfied, and therefore, we recognized cumulative stock-based compensation expense of $16,803 using the accelerated attribution method for the portion of the awards for which the service-based vesting condition had been satisfied. RSUs granted after the IPO do not contain the performance-based vesting condition described above, and the related stock-based compensation expense is recognized on a straight-line basis over the requisite service period.

RSU activity for the year ended December 31, 2022 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested balance—December 31, 2021	7,387,288	$29.68	$180,545
Granted	18,896,755	14.50
Vested	(1,940,200)	24.47
Forfeited	(1,570,790)	26.60
Unvested balance—December 31, 2022	22,773,053	$17.75	$269,779

The aggregate fair value of RSUs that vested was $29,966, $18,767, and zero for the years ended December 31, 2022, 2021, and 2020.

Stock-Based Compensation Expense

A summary of the weighted-average assumptions we utilized to record stock-based compensation expense for stock options granted is as follows:

	Year Ended December 31,
	2022	2021	2020
Fair value of common stock	$12.80	$29.99	$10.30
Risk-free interest rate	3.1%	1.3%	0.6%
Expected term (in years)	6.1	6.2	6.1
Expected volatility	57.7%	57.1%	50.3%
Dividend yield	—%	—%	—%

The following table summarizes the assumptions used in estimating the fair value of ESPP Rights:

Year Ended December 31,
	2022	2021
Risk-free interest rate	1.4% - 4.6%	0.0% - 0.5%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Expected volatility	59.4% - 76.5%	48.3% - 61.9%
Dividend yield	—%	—%

Stock-based compensation expense is classified in the consolidated statements of operations as follows:

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$3,089	$2,092	$516
Research and development	48,779	42,783	6,960
Sales and marketing	30,092	25,992	4,097
General and administrative	28,703	20,316	5,234
Restructuring charges	122	—	—
Total	$110,785	$91,183	$16,807

We capitalized $5,407, $4,890, and $966 of stock-based compensation related to our internal-use software during the years ended December 31, 2022, 2021, and 2020, respectively.

As of December 31, 2022, there was a total of $29,127 unrecognized employee compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 1.9 years. In addition, as of December 31, 2022, total unrecognized compensation cost related to unvested RSUs was $286,554, which is expected to be recognized over a weighted-average period of approximately 3.0 years. Total unrecognized stock-based compensation cost related to ESPP Rights as of December 31, 2022 was $8,797, which is expected to be recognized over a weighted-average period of approximately 1.0 years.

Income tax benefits recognized from stock-based compensation expense for the years ended December 31, 2022 and 2021 were $835 and $821, respectively, and were immaterial for the year ended December 31, 2020 due to cumulative losses and valuation allowances.

For the years ended December 31, 2022 and 2021, income tax benefits realized related to stock-based awards vested and exercised were $387 and $968, respectively, and were immaterial for the year ended December 31, 2020 due to cumulative losses and valuation allowances.

Common Stock Reserved for Issuance

Our common stock reserved for future issuance was as follows:

	December 31, 2022	December 31, 2021
Stock options outstanding	18,153,195	23,000,872
RSUs outstanding	22,773,053	7,387,288
Shares available for future grants	8,819,998	16,905,525
Total shares of common stock reserved	49,746,246	47,293,685

401(k) Plan

We have a 401(k) savings plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer-matching contribution. We made matching contributions of $1,791 to the 401(k) Plan for the year ended December 31, 2022. No matching contributions were made during the years ended December 31, 2021 and 2020.

14. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2017, we entered into a content sourcing agreement with a related party in the normal course of business and under standard terms. Content fees earned by the related party during the years ended December 31, 2022, 2021, and 2020 were $5,679, $6,558, and $6,171, respectively. As of December 31, 2022 and 2021, outstanding educator partner payables related to this content sourcing agreement were $1,223 and $1,502, respectively.

15. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

Our Chief Executive Officer is our chief operating decision maker (“CODM”). For the purposes of allocating resources and assessing performance, the CODM examines three segments which are our three revenue sources: Consumer, Enterprise, and Degrees. This is also consistent with how we disaggregate revenue.

The Consumer segment targets individual learners seeking to obtain hands-on learning, gain valuable job skills, receive professional-level certifications, and otherwise increase their knowledge to start or advance their careers. The Enterprise segment is focused on serving businesses, governmental organizations, and academic institutions by providing an intuitive online platform with access to job-relevant educational content enabling them to train, upskill, and reskill their employees, citizens, and students, faculty, and staff, respectively. The Degrees segment is engaged in partnering with universities to deliver fully online bachelor’s and master’s degrees. The CODM measures the performance of each segment primarily based on its revenue and gross profit.

Segment gross profit, as presented below, is defined as segment revenue less certain costs of revenue that represent content costs paid to educator partners. Content costs only apply to the Consumer and Enterprise segments as there is no content cost attributable to the Degrees segment. Expenses other than content costs included in cost of revenue are not allocated to segments because they are managed on an enterprise-wide basis. These unallocated costs include platform and support costs, stock-based compensation expense, and amortization of intangible assets and internal-use software. In addition, we do not allocate sales and marketing expenses, research and development expenses, and general and administrative expenses because the CODM does not consider this information in the measurement of each segment's performance. While we have three segments, our technological and operating platforms support the entire organization.

The CODM does not use segment-level asset information to assess performance and make decisions regarding resource allocation, and we do not track our long-lived assets by segment. The geographic identification of these assets is set forth below.

Financial information for each reportable segment was as follows:

	Year Ended December 31,
	2022	2021	2020
Revenue
Consumer	$295,583	$246,187	$192,909
Enterprise	181,284	120,429	70,784
Degrees	46,889	48,671	29,818
Total revenue	$523,756	$415,287	$293,511

Segment gross profit
Consumer	$214,305	$161,510	$106,509
Enterprise	126,573	81,253	48,972
Degrees	46,889	48,671	29,818
Total segment gross profit	$387,767	$291,434	$185,299

Reconciliation of segment gross profit to gross profit
Platform and support costs	$37,471	$28,014	$22,833
Stock-based compensation expense	3,089	2,092	516
Amortization of internal-use software	13,128	9,675	5,875
Amortization of intangible assets	2,600	2,184	1,410
Total reconciling items	56,288	41,965	30,634
Gross profit	$331,479	$249,469	$154,665

Geographic Information

Revenue

The following table summarizes the revenue by region based on the billing address of our customers:

	Year Ended December 31,
	2022	2021	2020
United States	$276,011	$210,513	$143,478
Europe, Middle East, and Africa	130,607	112,643	83,227
Asia Pacific	68,943	54,763	40,732
Other	48,195	37,368	26,074
Total	$523,756	$415,287	$293,511

No single country other than the United States represented 10% or more of our total revenue during the years ended December 31, 2022, 2021, and 2020.

Long-lived Assets

The following table presents our long-lived assets, consisting of property, equipment, and software, net of depreciation and amortization, and operating lease ROU assets, by geographic region:

	December 31, 2022	December 31, 2021
United States	$35,457	$40,245
Rest of World	1,244	801
Total	$36,701	$41,046

16. RESTRUCTURING CHARGES

We are undertaking a plan to reduce our expenses, focus our efforts, and prioritize investments in key initiatives that are expected to drive long-term, sustainable growth. In connection with this effort, on November 9, 2022, we enacted a plan to reduce our global workforce to better align our cost structure and personnel needs with our business objectives, growth opportunities, and operational priorities.

As a result of this reduction, we recognized restructuring charges, within operating expenses, of $10.1 million mainly related to personnel expenses, such as employee severance and benefits costs, and made cash payments of $4.8 million in the year ended December 31, 2022. As of December 31, 2022, $5.1 million of the incremental expenses relating to this reduction remained unpaid and were included in the consolidated balance sheet as accrued compensation and benefits, substantially all of which are expected to be paid during the year ended December 31, 2023. We will also have a reversal of stock-based compensation expense of approximately $6 million, the majority of which will be recognized in the first quarter of 2023 when the forfeiture of RSUs and stock options will occur.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of December 31, 2022 at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022. Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2022, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item (other than the information set forth in the next paragraph) will be included in our definitive proxy statement for our 2023 annual meeting of stockholders, or our 2023 Proxy Statement, to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this Item will be included in our 2023 Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in our 2023 Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in our 2023 Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be included in our 2023 Proxy Statement to be filed within 120 days after the end of our fiscal year ended December 31, 2022 and is incorporated herein by reference.

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

Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation, as amended and as currently in effect.	10-Q	001-40275	3.1	8/13/2021
3.2	Amended and Restated Bylaws, as amended and as currently in effect.	10-Q	001-40275	3.2	8/13/2021
4.1	Form of Common Stock Certificate.	S-1	333-253932	4.1	3/5/2021
4.2	Description of Capital Stock.	10-K	001-40275	4.2	3/3/2022
10.1	Lease by and between Coursera, Inc. and SFERS Real Estate Corp. U, dated as of October 31, 2001, as amended.	S-1	333-253932	10.1	3/5/2021
10.2+	Form of Indemnification Agreement between Coursera, Inc. and its directors and officers.	S-1	333-253932	10.2	3/5/2021
10.3+	Coursera, Inc. 2014 Executive Stock Incentive Plan, as amended, and Forms of Stock Option Agreement, Option Exercise Agreement, and Restricted Stock Award Agreement thereunder.	S-1	333-253932	10.3	3/5/2021
10.4+	Coursera, Inc Stock Incentive Plan, as amended and restated, and Forms of Stock Option Agreement, Stock Exercise Agreement, and Restricted Stock Unit Agreement thereafter.	S-1	333-253932	10.4	3/5/2021
10.5+	Coursera, Inc. 2021 Stock Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise, Stock Option Grant Notice, Restricted Stock Unit Agreement, and Restricted Stock Agreement thereunder.	10-Q	001-40275	10.1	5/11/2021
10.6+	Coursera, Inc. 2021 Employee Stock Purchase Plan.	10-Q	001-40275	10.2	5/11/2021
10.7+	Offer Letter between Coursera, Inc. and Jeffrey N. Maggioncalda, dated June 1, 2017.	S-1	333-253932	10.7	3/5/2021
10.8+	Offer Letter between Coursera, Inc. and Kenneth R. Hahn, dated April 27, 2020.	S-1	333-253932	10.8	3/5/2021
10.9+	Offer Letter between Coursera, Inc. and Leah F. Belsky, dated July 1, 2018.	S-1	333-253932	10.10	3/5/2021
10.10+	Offer Letter between Coursera, Inc. and Anne T. Cappel, dated October 19, 2017.	S-1	333-253932	10.11	3/5/2021
10.11+	Offer Letter between Coursera, Inc. and Shravan K. Goli, dated March 29, 2018.	S-1	333-253932	10.13	3/5/2021
10.12+	Offer Letter between Coursera, Inc. and Richard J. Jacquet, Jr., dated December 27, 2018.	S-1	333-253932	10.15	3/5/2021
10.13	Online Course Hosting and Services Agreement by and between DeepLearning.AI. Corp. and Coursera, Inc., dated October 1, 2020.	S-1	333-253932	10.18	3/5/2021
10.14	Consultant and Proprietary Information Nondisclosure Agreement between Coursera, Inc. and Andrew Y. Ng, dated June 1, 2014.	S-1	333-253932	10.19	3/5/2021

10.15+	Coursera, Inc. Executive Severance Plan.	S-1	333-253932	10.20	3/5/2021
10.16	Amended and Restated Investors’ Rights Agreement by and among Coursera, Inc., Future Fund Investment Company No. 4 Pty Ltd., and the investors listed therein, dated July 7, 2020.	S-1	333-253932	10.21	3/5/2021
10.17+	Amended and Restated Non-Employee Director Compensation Policy of the Board of Directors of Coursera, Inc.
10.18+	Offer Letter between Coursera, Inc. and Michele M. Meyers, dated February 9, 2022.	10-Q	001-40275	10.1	5/6/2022
21.1	List of Subsidiaries of Coursera, Inc.
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm
24.1	Power of Attorney (included on signature page)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+ Indicates management contract or compensatory plan or arrangement.

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

COURSERA, INC.

Date: February 23, 2023	By:	/s/ Jeffrey N. Maggioncalda
Jeffrey N. Maggioncalda
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: February 23, 2023	By:	/s/ Kenneth R. Hahn
Kenneth R. Hahn
Senior Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

Date: February 23, 2023	By:	/s/ Michele M. Meyers
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

Signature	Title	Date
/s/ Jeffrey N. Maggioncalda	President, Chief Executive Officer, and Director	February 23, 2023
Jeffrey N. Maggioncalda	(Principal Executive Officer)

/s/ Kenneth R. Hahn	Senior Vice President, Chief Financial Officer, and Treasurer	February 23, 2023
Kenneth R. Hahn	(Principal Financial Officer)

/s/ Michele M. Meyers	Vice President, Accounting and Chief Accounting Officer	February 23, 2023
Michele M. Meyers	(Principal Accounting Officer)

/s/ Andrew Y. Ng	Chairman	February 23, 2023
Andrew Y. Ng

/s/ Carmen Chang	Director	February 23, 2023
Carmen Chang

/s/ Amanda M. Clark	Director	February 23, 2023
Amanda M. Clark

/s/ Christopher D. McCarthy	Director	February 23, 2023
Christopher D. McCarthy

/s/ Theodore R. Mitchell	Director	February 23, 2023
Theodore R. Mitchell

/s/ Scott D. Sandell	Director	February 23, 2023
Scott D. Sandell

/s/ Sabrina L. Simmons	Director	February 23, 2023
Sabrina L. Simmons