Form 10-Q
period 2023-03-31
Coursera, Inc.
filed 2023-05-04
CIK 1651562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission File Number: 001-40275
_________________________________________________________
COURSERA, INC.
(Exact Name of Registrant as Specified in its Charter)
_________________________________________________________

Delaware	45-3560292
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
381 E. Evelyn Ave. Mountain View, California	94041
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (650) 963-9884
_________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 27, 2023, the registrant had 150,719,433 shares of common stock, $0.00001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$267,774	$320,817
Marketable securities	511,684	459,654
Accounts receivable, net of allowance for credit losses of $381 and $495 as of March 31, 2023 and December 31, 2022, respectively	68,199	53,734
Deferred costs, net	23,976	24,147
Prepaid expenses and other current assets	17,340	17,636
Total current assets	888,973	875,988
Property, equipment, and software, net	26,809	27,096
Operating lease right-of-use assets	8,409	9,605
Intangible assets, net	8,470	8,553
Other assets	31,394	26,355
Total assets	$964,055	$947,597
Liabilities and Stockholders’ Equity
Current liabilities:
Educator partners payable	$93,233	$66,375
Other accounts payable and accrued expenses	15,969	23,342
Accrued compensation and benefits	17,238	21,163
Operating lease liabilities, current	7,865	8,658
Deferred revenue, current	130,902	115,701
Other current liabilities	8,636	7,202
Total current liabilities	273,843	242,441
Operating lease liabilities, non-current	4,208	5,791
Deferred revenue, non-current	3,259	3,076
Other liabilities	1,730	1,714
Total liabilities	283,040	253,022
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized and no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value—300,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 152,932,136 shares issued and 150,184,198 shares outstanding as of March 31, 2023, and 150,683,607 shares issued and 147,935,669 shares outstanding as of December 31, 2022	1	1
Additional paid-in capital	1,382,487	1,364,116
Treasury stock—at cost, 2,747,938 shares as of March 31, 2023 and December 31, 2022	(4,701)	(4,701)
Accumulated other comprehensive loss	(285)	(718)
Accumulated deficit	(696,487)	(664,123)
Total stockholders’ equity	681,015	694,575
Total liabilities and stockholders’ equity	$964,055	$947,597
See notes to unaudited condensed consolidated financial statements.

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$147,642	$120,433
Cost of revenue	70,174	42,803
Gross profit	77,468	77,630
Operating expenses:
Research and development	43,809	37,955
Sales and marketing	52,872	51,667
General and administrative	25,523	25,178
Restructuring charges	(5,659)	—
Total operating expenses	116,545	114,800
Loss from operations	(39,077)	(37,170)
Interest income	8,037	335
Other income (expense), net	102	(425)
Loss before income taxes	(30,938)	(37,260)
Income tax expense	1,426	1,008
Net loss	$(32,364)	$(38,268)
Net loss per share—basic and diluted	$(0.22)	$(0.27)
Weighted average shares used in computing net loss per share—basic and diluted	148,974,454	143,026,907
See notes to unaudited condensed consolidated financial statements.

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(32,364)	$(38,268)
Change in unrealized gain (loss) on marketable securities, net of tax	433	(1,612)
Comprehensive loss	$(31,931)	$(39,880)
See notes to unaudited condensed consolidated financial statements.

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount

Balance—December 31, 2022	150,683,607	$1	$1,364,116	(2,747,938)	$(4,701)	$(718)	$(664,123)	$694,575
Issuance of common stock upon exercise of options	1,098,467	—	5,354	—	—	—	—	5,354
Vesting of restricted stock units	1,976,234	—	—	—	—	—	—	—
Tax withholding on vesting of restricted stock units	(832,977)	—	(13,036)	—	—	—	—	(13,036)
Issuance of restricted stock awards	6,805	—	—	—	—		—	—
Stock-based compensation expense	—	—	26,053	—	—	—	—	26,053
Change in unrealized gain on marketable securities	—	—	—	—	—	433	—	433
Net loss	—	—	—	—	—	—	(32,364)	(32,364)
Balance—March 31, 2023	152,932,136	$1	$1,382,487	(2,747,938)	$(4,701)	$(285)	$(696,487)	$681,015

Balance—December 31, 2021	144,653,979	$1	$1,235,231	(2,747,938)	$(4,701)	$(252)	$(488,766)	$741,513
Issuance of common stock upon exercise of options	1,728,006	—	6,450	—	—	—	—	6,450
Vesting of restricted stock units	322,335	—	—	—	—	—	—	—
Tax withholding on vesting of restricted stock units	(125,886)	—	(2,625)	—	—	—	—	(2,625)
Stock-based compensation expense	—	—	23,227	—	—	—	—	23,227
Change in unrealized loss on marketable securities	—	—	—	—	—	(1,612)	—	(1,612)
Net loss	—	—	—	—	—	—	(38,268)	(38,268)
Balance—March 31, 2022	146,578,434	$1	$1,262,283	(2,747,938)	$(4,701)	$(1,864)	$(527,034)	$728,685
See notes to unaudited condensed consolidated financial statements.

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(32,364)	$(38,268)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,511	4,182
Stock-based compensation expense	24,742	21,978
Amortization or accretion of marketable securities	(5,016)	510
Impairment of long-lived assets	535	1,886
Other	96	233
Changes in operating assets and liabilities:
Accounts receivable, net	(14,585)	(19,997)
Prepaid expenses and other assets	(5,396)	(11,467)
Operating lease right-of-use assets	1,197	1,271
Accounts payable and accrued expenses	19,440	(6,670)
Accrued compensation and other liabilities	(2,476)	(1,815)
Operating lease liabilities	(2,376)	(1,557)
Deferred revenue	15,384	11,457
Net cash provided by (used in) operating activities	4,692	(38,257)
Cash flows from investing activities:
Purchases of marketable securities	(121,756)	(180,552)
Proceeds from maturities of marketable securities	75,000	—
Purchases of property, equipment, and software	(298)	(400)
Capitalized internal-use software costs	(2,862)	(3,544)
Purchases of content assets	(624)	(617)
Net cash used in investing activities	(50,540)	(185,113)
Cash flows from financing activities:
Proceeds from exercise of stock options	5,354	6,947
Payment of deferred offering costs	—	(295)
Payment of tax withholding on vesting of restricted stock units	(13,036)	(2,625)
Net cash (used in) provided by financing activities	(7,682)	4,027
Net decrease in cash, cash equivalents, and restricted cash	(53,530)	(219,343)
Cash, cash equivalents, and restricted cash—Beginning of period	322,878	582,719
Cash, cash equivalents, and restricted cash—End of period	$269,348	$363,376
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$267,774	$361,315
Restricted cash, non-current	1,574	2,061
Total cash, cash equivalents, and restricted cash	$269,348	$363,376
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,108	$808
Supplemental disclosure of noncash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$1,311	$1,249
See notes to unaudited condensed consolidated financial statements.

COURSERA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
1.    BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Coursera, Inc., a Delaware public benefit corporation, and its subsidiaries (“Coursera”, the “Company”, “we”, “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of our financial information. Certain prior year amounts have been reclassified to conform to the current year presentation. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period or for any other future year. The balance sheet as of December 31, 2022 has been derived from audited consolidated financial statements at that date but does not include all information required by GAAP for annual consolidated financial statements.
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 23, 2023 (“Form 10-K”).
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
Share Repurchase Program
On April 26, 2023, our Board of Directors approved a share repurchase program (the “Repurchase Program”) with authorization to purchase up to $95 million of our common stock. We may repurchase shares of common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The number of shares to be repurchased and the timing of the repurchases, if any, will depend on several factors, including, without limitation, business, economic, and market conditions, corporate, legal, and regulatory requirements, prevailing stock prices, trading volume, and other considerations. The Repurchase Program may be suspended or discontinued at any time and does not obligate us to acquire any amount of common stock. We expect to utilize our existing cash and cash equivalents to fund repurchases under the Repurchase Program.
2.    SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The unaudited condensed consolidated financial statements include the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Reporting Segments
We conduct our operations through three reporting segments: Consumer, Enterprise, and Degrees. Refer to Note 12 for additional information.

Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and related disclosures as of the date of the unaudited condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience, current conditions, and various other factors that we believe to be reasonable under the circumstances. Significant items subject to such estimates, judgements, and assumptions include, but are not limited to, those related to the determination of principal versus agent and variable consideration in our revenue contracts; stock-based compensation expense; period of benefit for capitalized commissions; internal-use software costs; useful lives of long-lived assets; the carrying value of operating lease right-of-use assets; the valuation of intangible assets and income tax expense, including the valuation of deferred tax assets and liabilities, among others. Actual results could differ from those estimates, and any such differences could be material to our unaudited condensed consolidated financial statements.
Summary of Significant Accounting Policies
There have been no significant changes to our significant accounting policies, other than the update described below, as of and for the three months ended March 31, 2023 as compared to the significant accounting policies described in our Form 10-K.
Contract Acquisition and Fulfillment Costs
Deferred Commissions
Customer acquisition costs are primarily related to sales commissions and related payroll taxes earned by our Enterprise sales force, which are incremental costs we incur to obtain a contract. Sales commissions and related payroll costs earned by our Enterprise sales force, which are incremental costs we incur to obtain a contract, are deferred and then amortized on a straight-line basis over the expected period of benefit. On an annual basis, we assess the expected period of benefit by taking into consideration the length of terms in Enterprise customer contracts, the life of the technology, and other factors. Based on our most recent assessment, we determined that the expected period of benefit for incremental costs of our Enterprise customer contracts should be increased from three years to four years. This change in accounting estimate was effective January 1, 2023 and is accounted for prospectively in our unaudited condensed consolidated financial statements. For the three months ended March 31, 2023, the change in the expected period of benefit resulted in a benefit to sales and marketing expenses of $1,148. Sales commissions and related payroll taxes paid for Enterprise contract renewals continue to be amortized over the renewal term, which is generally two years.
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
For purposes of assessing concentration of credit risk with respect to accounts receivable and significant customers, we treat a group of customers under common control or customers that are affiliates of each other as a single customer. For the three months ended March 31, 2023 and 2022, we did not have any customers that accounted for more than 10% of our revenue. As of March 31, 2023 and December 31, 2022, we did not have any customers that accounted for more than 10% of our net accounts receivable balance.

3.    REVENUE RECOGNITION
Contract Balances
Contract assets and liabilities were as follows:

	March 31, 2023	December 31, 2022	January 1, 2022
Contract assets:
Billed accounts receivable, net of allowance for credit losses	$56,562	$45,337	$22,286
Unbilled accounts receivable	11,637	8,397	12,110
Total contract assets	$68,199	$53,734	$34,396
Contract liabilities:
Deferred revenue	$134,161	$118,777	$98,488
Total contract liabilities	$134,161	$118,777	$98,488
Revenue recognized during the three months ended March 31, 2023 and 2022 that was included in the corresponding deferred revenue balance at the beginning of each year was $58,733 and $47,160, respectively.
Remaining Performance Obligations
Remaining performance obligations represent future revenue that is under non-cancelable contracts but has not yet been recognized. As of March 31, 2023, we had remaining performance obligations of $316,500 and expect to recognize approximately 65% as revenue over the next 12 months and the remainder thereafter.
Costs to Obtain and Fulfill Contracts
During the three months ended March 31, 2023 and 2022, we capitalized $2,972 and $2,493, respectively of commissions and related payroll tax expenditures, and amortized $2,681 and $2,744, respectively, to sales and marketing expense. As of March 31, 2023 and December 31, 2022, the amount of deferred commissions and related payroll tax expenditures included in deferred costs and in other assets was $10,387 and $13,300, and $13,630 and $10,426, respectively.
During the three months ended March 31, 2022, we recognized an impairment loss of $1,886 on deferred partner fees that we do not expect to recover associated with content from Russian educator partners whose content we removed from our platform. The impairment loss was recorded within general and administrative expenses in the unaudited condensed consolidated statements of operations. No impairment loss was recognized during the three months ended March 31, 2023.
4.    INVESTMENTS
The following table summarizes our investments measured at fair value on a recurring basis by balance sheet classification and investment type:

	March 31, 2023				December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value - Level 1	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value - Level 1
Cash equivalents—money market funds	$220,693	$—	$—	$220,693	$304,750	$—	$—	$304,750
Marketable securities—U.S. Treasury securities	$511,969	$122	$(407)	$511,684	$460,372	$26	$(744)	$459,654
Total	$732,662	$122	$(407)	$732,377	$765,122	$26	$(744)	$764,404
Gross realized gains and losses related to our marketable securities were not material for the three months ended March 31, 2023 and 2022.

The following table presents the cost basis and fair value of our available-for-sale ("AFS") marketable securities by contractual maturity date:

	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$511,969	$511,684	$460,372	$459,654
Investments in an unrealized loss position consisted of the following:

	March 31, 2023		December 31, 2022
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$364,043	$(407)	$356,767	$(744)
As of March 31, 2023 and December 31, 2022, our AFS marketable securities were comprised of U.S. Treasury securities, which are backed by the full faith and credit of the U.S. government. As a result, there were no credit or non-credit impairment charges recorded during the three months ended March 31, 2023 and 2022.
We remeasure our equity-method investment in a private company at fair value on a nonrecurring basis when an identifiable event or change in circumstance may have a significant adverse impact on its fair value. No such events or changes occurred during the three months ended March 31, 2023 and 2022.
5.    CONSOLIDATED BALANCE SHEET COMPONENTS
Property, Equipment, and Software, Net
Property, equipment, and software, net consisted of the following:

	March 31, 2023	December 31, 2022
Internal-use software and website development	$56,967	$53,215
Computer equipment and purchased software	4,753	4,662
Leasehold improvements	6,793	6,567
Furniture and fixtures	2,759	2,714
Total property, equipment, and software	71,272	67,158
Less accumulated depreciation and amortization	(44,463)	(40,062)
Property, equipment, and software, net	$26,809	$27,096
Depreciation and amortization expense related to property, equipment, and software for the three months ended March 31, 2023 and 2022 was $4,822 and $3,539, respectively, which included amortization expense for internal-use software and website development of $4,221 and $2,811, respectively, that is recorded within cost of revenue in the unaudited condensed consolidated statements of operations.
Intangible Assets, Net
Intangible assets, net consisted of the following:

	March 31, 2023			December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Content assets	$7,427	$(2,313)	$5,114	$6,821	$(1,971)	$4,850
Developed technology	8,446	(5,090)	3,356	8,446	(4,743)	3,703
Assembled workforce	181	(181)	—	181	(181)	—
Intangible assets	$16,054	$(7,584)	$8,470	$15,448	$(6,895)	$8,553
During the three months ended March 31, 2023 and 2022, we capitalized $606 and $255 of content assets, respectively. Intangible assets amortization expense was $689 and $643 for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, future expected amortization expense for intangible assets was as follows:

Remainder of 2023	$2,071
2024	2,900
2025	2,372
2026	705
2027	274
Thereafter	148
Total	$8,470
6.    LEASES
We have entered into various non-cancelable office space operating leases with lease periods expiring through April 2025. These leases do not contain residual value guarantees, covenants, or other restrictions.
In May 2022, we entered into a sublease agreement pursuant to which we subleased a part of our existing office space in Mountain View, California. We classified the sublease as an operating lease. The term of the sublease commenced on June 1, 2022 and terminates on October 31, 2024. Sublease income from this agreement was not material for the three months ended March 31, 2023.
7.    INCOME TAXES
Income tax expense or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, we update the estimate of the annual effective tax rate, and if the estimated tax rate changes, we record a cumulative adjustment.
Our effective tax rate for the three months ended March 31, 2023 and 2022 was (4.6)% and (2.7)%, respectively. The difference between the effective tax rate and the U.S. federal statutory rate is primarily due to a valuation allowance for our federal and state net deferred tax assets, income taxes on foreign operations, U.S. state income taxes, and stock-based compensation expense.
As of March 31, 2023, we continued to have a full valuation allowance against our U.S. federal and state deferred tax assets. Management regularly evaluates the realizability of our deferred tax assets. Adjustments are recorded to income during the period in which management makes the determination a deferred tax asset is more likely than not to be realized.
8.    NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(32,364)	$(38,268)
Denominator:
Weighted-average shares used in computing net loss per share—basic and diluted	148,974,454	143,026,907
Net loss per share—basic and diluted	$(0.22)	$(0.27)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Common stock options	17,013,403	20,911,881
RSUs	24,487,480	7,941,589
Shares subject to repurchase	—	2,607
ESPP stock purchase rights (“ESPP Rights”)	324,358	175,078
Total	41,825,241	29,031,155
9.    COMMITMENTS AND CONTINGENCIES
Purchase Obligations
Purchase obligations relate mainly to a third-party cloud infrastructure agreement and subscription arrangements as well as service agreements used to facilitate our operations. As of March 31, 2023, we had approximately $34,898 of future minimum payments under our non-cancelable purchase obligations with a remaining term in excess of one year, which are expected to be paid through 2026.
Litigation
We evaluate uncertainties associated with litigation and record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and (ii) the loss or range of loss can be reasonably estimated. If we determine that a loss is possible and a range of the loss can be reasonably estimated, we disclose the range of the possible loss in the notes to the unaudited condensed consolidated financial statements. We evaluate, on a quarterly basis, developments in our legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related ranges of possible losses disclosed and make adjustments and changes to our disclosures as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss, and such amounts could be material.
As previously disclosed, in January 2023, a putative class action complaint, Feng et al v. Coursera, Inc., was filed against us in the United States District Court for the Northern District of California. The complaint asserted alleged failures to make certain disclosures and obtain certain authorizations under California's Automatic Renewal Law and the Electronic Funds Transfer Act. The complaint sought injunctive relief and an unspecified amount of monetary damages. In March 2023, the plaintiff elected to voluntarily dismiss the entire complaint without prejudice. Accordingly, we did not make any settlement payments or record any loss contingency in connection with this matter.
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
10.    EMPLOYEE BENEFIT PLANS
Stock Incentive Plans
Our 2021 Stock Incentive Plan (the “2021 Plan”) provides for the granting of incentive and non-statutory stock options, restricted stock units (“RSUs”), and other equity-based awards. Pursuant to our 2021 Employee Stock Purchase Plan (the “ESPP”), eligible employees may purchase shares of our common stock through payroll deductions at 85% percent of the lower of the market price of our common stock on the date of commencement of the applicable offering period or on the last day of each six-month purchase period.

As of March 31, 2023, 9,981,495 shares of our common stock were reserved for future issuance under the 2021 Plan. As of March 31, 2023, 4,923,034 shares of our common stock were reserved for issuance under the ESPP.
Stock Options
We may grant stock options at prices not less than the grant date fair value. These stock options generally expire 10 years from the grant date. Incentive stock options and non-statutory stock options generally vest ratably over a four-year service period.
Stock option activity for the three months ended March 31, 2023 was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balance—December 31, 2022	18,153,195	$6.07	5.41	$120,289
Granted	319,490	15.59
Exercised	(1,098,467)	4.87
Canceled	(360,815)	10.88
Balance—March 31, 2023	17,013,403	$6.22	5.37	$106,684
Options vested	13,319,594	$4.52	4.79	$97,829
The aggregate intrinsic value of options exercised was $8,961 for the three months ended March 31, 2023.
RSUs
RSUs granted have a service-based vesting condition, which are satisfied generally either (a) over four years with 25% cliff vesting period after one year and 6.25% vesting each quarter thereafter or (b) over four years with 6.25% vesting each quarter. The related stock-based compensation expense is recognized on a straight-line basis over the requisite service period.
RSU activity for the three months ended March 31, 2023 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested balance—December 31, 2022	22,773,053	$17.75	$269,779
Granted	4,789,045	11.06
Vested	(1,976,234)	18.82
Forfeited	(1,098,384)	22.68
Unvested balance—March 31, 2023	24,487,480	$16.13	$282,096
Stock-Based Compensation Expense
Stock-based compensation expense is classified in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$877	$577
Research and development	13,465	9,743
Sales and marketing	8,357	6,274
General and administrative	7,631	5,384
Restructuring charges	(5,588)	—
Total	$24,742	$21,978
We capitalized $1,311 and $1,249 of stock-based compensation related to the development of our internal-use software during the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, there was a total of $28,536 unrecognized employee compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.0 years. In addition, as of March 31, 2023, total unrecognized compensation cost related to unvested RSUs was $307,474, which is expected to be recognized over a weighted-average period of approximately 3.0 years. Total unrecognized compensation cost related to ESPP Rights as of March 31, 2023 was $6,653, which is expected to be recognized over a weighted-average period of approximately 1.0 year.
Common Stock Reserved for Issuance
The following table presents total shares of our common stock reserved for future issuance:

	March 31, 2023	December 31, 2022
Stock options outstanding	17,013,403	18,153,195
RSUs outstanding	24,487,480	22,773,053
Shares available for future grants	14,904,529	8,819,998
Total shares of common stock reserved	56,405,412	49,746,246
401(k) Plan
We have a 401(k) savings plan (the “401(k) Plan”) that provides for a discretionary employer-matching contribution. We made matching contributions of $856 and $667 to the 401(k) Plan for the three months ended March 31, 2023 and 2022, respectively.
11.    RELATED-PARTY TRANSACTION
During the year ended December 31, 2017, we entered into a content sourcing agreement with a related party in the normal course of business and under standard terms. Content fees earned by the related party during the three months ended March 31, 2023 and 2022 were $1,693 and $1,630, respectively. Content fees earned by the related party were recorded within cost of revenue in the unaudited condensed consolidated statements of operations. As of March 31, 2023 and December 31, 2022, outstanding educator partner payables related to this content sourcing agreement were $1,693 and $1,223, respectively.

12.    SEGMENT AND GEOGRAPHIC INFORMATION
Segment Information
Our Chief Executive Officer is our chief operating decision maker (“CODM”). For the purposes of allocating resources and assessing performance, the CODM examines three segments, which related to our three revenue sources: Consumer, Enterprise, and Degrees. This is also consistent with how we disaggregate revenue.
The tables below summarize the financial information for each reportable segment:

	Three Months Ended March 31,
Revenue	2023	2022
Consumer	$82,029	$68,096
Enterprise	52,173	39,046
Degrees	13,440	13,291
Total revenue	$147,642	$120,433

Segment gross profit
Consumer	$44,617	$48,296
Enterprise	34,970	27,952
Degrees	13,440	13,291
Total segment gross profit	$93,027	$89,539

Reconciliation of segment gross profit to gross profit
Platform and support costs	$9,772	$7,893
Stock-based compensation expense	877	577
Amortization of internal-use software	4,221	2,811
Amortization of intangible assets	689	628
Total reconciling items	15,559	11,909
Gross profit	$77,468	$77,630
Geographic Information
Revenue
The following table summarizes the revenue by region based on the billing address of our customers:

	Three Months Ended March 31,
	2023	2022
United States	$78,509	$62,775
Europe, Middle East, and Africa	37,007	30,616
Asia Pacific	18,598	16,017
Other	13,528	11,025
Total	$147,642	$120,433
No single country other than the United States represented 10% or more of our total revenue during the three months ended March 31, 2023 and 2022.

Long-lived assets
The following table presents our long-lived assets, consisting of property, equipment, and software, net of depreciation and amortization, and operating lease right-of-use assets, by geographic region:

	March 31, 2023	December 31, 2022
United States	$33,912	$35,457
Rest of World	1,306	1,244
Total	$35,218	$36,701
13.    RESTRUCTURING CHARGES
We have been reducing our expenses, focusing our efforts, and prioritizing investments in key initiatives that are expected to drive long-term, sustainable growth. In connection with this effort, on November 9, 2022, we enacted a plan to reduce our global workforce to better align our cost structure and personnel needs with our business objectives, growth opportunities, and operational priorities.
As a result of this reduction, we recognized restructuring charges, within operating expenses, mainly related to personnel expenses, such as employee severance and benefits costs, during the year ended December 31, 2022. Related cash payments of $4.8 million were made in the three months ended March 31, 2023 and reflected as cash used in operating activities within our unaudited condensed consolidated statements of cash flows. We recorded a reversal of stock-based compensation expense of approximately $5.6 million during the first quarter of 2023, which is when the forfeiture of restricted stock units (“RSUs”) and stock options occurred. Remaining unrecognized and unpaid expenses relating to this reduction are not material as of March 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following section discusses financial condition and results of operations of Coursera, Inc. and its subsidiaries’ (“Coursera”, the “Company”, “we”, “us”, or “our”) and should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included in Item 1 of Part I of this report, and together with our audited consolidated financial statements and the related notes and the discussions under the heading “Management’s Discussions and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2022 included in our Form 10-K.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this report other than statements of historical fact, including statements identified by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” or the negative of these terms, or similar expressions, are forward-looking statements. Forward-looking statements include, but are not limited to, statements about:
•trends in the higher education market and the market for online education, and expectations for growth in those markets;
•the acceptance, adoption, and growth of online learning and credentialing by businesses, governments, educational institutions, faculty, learners, employers, accreditors, and state and federal licensing bodies;
•the demand for, and market acceptance of, our platform;
•the potential benefits of our solutions to partners and learners;
•anticipated launch dates of new partner programs;
•our business model;
•our future financial performance, including our expectations regarding our revenue and expenses, and our ability to achieve and maintain future profitability;
•our ability to successfully develop, launch, maintain, and scale new programs, offerings, and features;
•our ability to expand the content and credentialing programs available on our platform and develop new platform offerings and features;
•our ability to manage or sustain our growth and to effectively expand our customer base and operations, including internationally;
•our ability to acquire new educator partners and expand program offerings with existing educator partners;
•our ability to acquire prospective learners and to affect or increase learner enrollment, sales, and retention;
•our growth strategies, plans, objectives, and goals;
•our ability to compete and the future competitive landscape;
•our ability to attract and retain key employees;
•the scalability of our platform and operations;
•our ability to develop and protect our brand;
•the increased expenses, including regulatory compliance costs, associated with being a public company;
•the size of our addressable markets, market share, and market trends;
•the affordability and convenience of our platform;
•our ability to obtain, maintain, protect, and enforce our intellectual property and proprietary rights and successfully defend against claims of infringement, misappropriation, or other violations of third-party intellectual property;
•the availability of capital to grow our business;
•our ability to successfully defend any current or future litigation brought against us;
•our ability to implement and maintain effective internal controls;
•potential changes in laws and regulations applicable to us or our partners and our partners’ ability to comply therewith;

•the amount of time for which we expect our cash balances and other available financial resources to be sufficient to fund our operations; and
•the effect of COVID-19 on our business and operations, including the demand for online learning following the COVID-19 pandemic.
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
As shifts in the digital economy are increasing the need for new skills, Coursera’s online learning offerings can meet this global demand and provide access to world-class education to learners, organizations, and institutions worldwide. We partner with over 300 leading global university and industry partners to create and distribute content that is modular, stackable, flexible, and affordable. As of March 31, 2023, approximately 124 million learners are registered on our platform to engage with a wide range of offerings from industry microcredentials, including entry-level Professional Certificates, to bachelor’s and master’s degree programs.
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
For the three months ended March 31, 2023 and 2022, we generated a net loss of $32.4 million and $38.3 million, respectively, which included stock-based compensation expense of $24.7 million and $22.0 million, respectively, and a net loss margin as a percentage of revenue of 22% and 32%, respectively.
Expense Reduction Initiative
In November 2022, we began an initiative to reduce our overall expenses in the near term and improve our operating margin over the long-term, focusing our efforts and prioritizing investments in key initiatives that are expected to drive long-term, sustainable growth. In connection with this effort, on November 9, 2022, we enacted a plan to reduce our global workforce to better align our cost structure and personnel needs with our business objectives, growth opportunities, and operational priorities.
As a result of this reduction, we recognized restructuring charges, within operating expenses, mainly related to personnel expenses, such as employee severance and benefits costs during the year ended December 31, 2022. We recorded a reversal of stock-based compensation expense of approximately $5.6 million during the first quarter of 2023, which is when the forfeiture of restricted stock units (“RSUs”) and stock options occurred. Remaining unrecognized and unpaid expenses relating to this reduction are not material as of March 31, 2023.

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

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Revenue	$147,642	$120,433
Cost of revenue(1)	70,174	42,803
Gross profit	77,468	77,630
Operating expenses:
Research and development(1)	43,809	37,955
Sales and marketing(1)	52,872	51,667
General and administrative(1)	25,523	25,178
Restructuring charges(1)	(5,659)	—
Total operating expenses	116,545	114,800
Loss from operations	(39,077)	(37,170)
Other income (expense):
Interest income	8,037	335
Other income (expense), net	102	(425)
Loss before income taxes	(30,938)	(37,260)
Income tax expense	1,426	1,008
Net loss	$(32,364)	$(38,268)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cost of revenue	$877	$577
Research and development	13,465	9,743
Sales and marketing	8,357	6,274
General and administrative	7,631	5,384
Restructuring charges	(5,588)	—
Total stock-based compensation expense	$24,742	$21,978

The following table summarizes our results of operations as a percentage of revenue:

	Three Months Ended March 31,
	2023	2022
Revenue	100%	100%
Cost of revenue	48	36
Gross profit	52	64
Operating expenses:
Research and development	30	31
Sales and marketing	36	43
General and administrative	17	21
Restructuring charges	(5)	—
Total operating expenses	78	95
Loss from operations	(26)	(31)
Other income (expense):
Interest income	5	—
Other income (expense), net	—	—
Loss before income taxes	(21)	(31)
Income tax expense	1	1
Net loss	(22)%	(32)%
Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Revenue:
Consumer	$82,029	$68,096	$13,933	20%
Enterprise	52,173	39,046	13,127	34%
Degrees	13,440	13,291	149	1%
Total revenue	$147,642	$120,433	$27,209	23%
Revenue for the three months ended March 31, 2023 was $147.6 million compared to $120.4 million for the three months ended March 31, 2022. Revenue increased by $27.2 million, or 23%, compared to the three months ended March 31, 2022. The increase was primarily driven by a 22% increase in registered learners, which resulted in more paid learners and Degrees students, and by the addition of 336 Paid Enterprise Customers, partially offset by lower revenue per student from our Degrees students.
For the three months ended March 31, 2023, total Consumer revenue increased by $13.9 million, or 20%, compared to the three months ended March 31, 2022. New learners that registered after March 31, 2022 contributed $37.0 million to total Consumer revenue of $82.0 million for the three months ended March 31, 2023. The remaining Consumer revenue in the three months ended March 31, 2023 of $45.0 million is attributable to learners that were registered on our platform as of March 31, 2022, thus retaining 66% of the revenue from those registered learners.
For the three months ended March 31, 2023, total Enterprise revenue increased by $13.1 million, or 34%, compared to the three months ended March 31, 2022. Approximately $10.6 million of the increase in revenue was attributable to new customers, and the remaining increase of $2.5 million was attributable to growth from existing customers.
For the three months ended March 31, 2023, total Degrees revenue increased by $0.1 million, or 1%, compared to the three months ended March 31, 2022. The $0.1 million increase in revenue was primarily attributable to $1.3 million in revenue from an increase in the number of Degrees students, partially offset by a decrease of $1.2 million due to lower revenue per student resulting from student growth in lower priced regions.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Cost of revenue	$70,174	$42,803	$27,371	64%
Gross profit	$77,468	$77,630	$(162)	—%
Gross margin	52%	64%
Cost of revenue for the three months ended March 31, 2023 was $70.2 million compared to $42.8 million for the three months ended March 31, 2022. The primary drivers for the increase were revenue growth combined with higher content costs as a percentage of revenue that resulted in an increase of $23.7 million in costs related to educator partner fees, as explained in more detail below. The remaining increase was largely driven by an increase in paid learner usage on our platform, resulting in a $1.6 million cost increase in hosting fees, support services, and credit card processing fees, as well as an increase in amortization expense, primarily from internal-use software of $1.5 million.
Content costs for the Consumer and Enterprise segments were $37.4 million and $17.2 million, respectively, for the three months ended March 31, 2023 compared to $19.8 million and $11.1 million, respectively, for the three months ended March 31, 2022. Content costs as a percentage of revenue for the Consumer and Enterprise segments were 46% and 33% for the three months ended March 31, 2023, respectively, compared to 29% and 28% for the three months ended March 31, 2022, respectively. Content costs as a percentage of revenue were higher mainly due to the extension of a multi-year agreement with our largest educator partner. During the three months ended March 31, 2023, our largest educator partner started earning typical content fees, whereas we had historically supported their program primarily through marketing and content production efforts. Overall, the change in this agreement's structure is expected to result in a prospective shift of expenses from operating expenses to cost of revenue of approximately 10% of revenue for the year ending December 31, 2023.
Gross margin was 52% for the three months ended March 31, 2023, compared to 64% for the three months ended March 31, 2022. The decrease in gross margin was driven by a higher revenue content cost rate in both our Consumer and Enterprise segments for the reason described above.
Operating Expenses

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$43,809	$37,955	$5,854	15%
Sales and marketing	52,872	51,667	1,205	2%
General and administrative	25,523	25,178	345	1%
Restructuring charges	(5,659)	—	(5,659)	nm
Total operating expenses	$116,545	$114,800	$1,745	2%
Total operating expenses for the three months ended March 31, 2023 were $116.5 million compared to $114.8 million for the three months ended March 31, 2022.
Research and development expenses for the three months ended March 31, 2023 were $43.8 million compared to $38.0 million for the three months ended March 31, 2022. The increase was primarily due to higher personnel-related expenses of $6.6 million, including higher stock-based compensation expense of $3.7 million. This increase was partially offset by a decrease in recruitment fees of $1.0 million.
Sales and marketing expenses for the three months ended March 31, 2023 were $52.9 million compared to $51.7 million for the three months ended March 31, 2022. The increase was primarily due to higher personnel-related expenses of $2.7 million, including stock-based compensation expense of $2.1 million, partially offset by a decrease in marketing and advertising expenses of $2.4 million.
General and administrative expenses for the three months ended March 31, 2023 were $25.5 million compared to $25.2 million for the three months ended March 31, 2022. The increase was primarily due to higher personnel-related expenses of $3.6 million, including stock-based compensation expense of $2.2 million, partially offset by a decrease related to a non-recurring impairment charge of $1.9 million, which we recognized during the three months ended March 31, 2022, relating to deferred partner fees that we do not expect to recover associated with content from Russian educator partners whose content we removed from our platform.
Restructuring charges for the three months ended March 31, 2023 were $(5.7) million relating to the reversal of stock-based compensation expense for the forfeitures of RSUs and stock options resulting from our global workforce reduction initiated in November 2022. Refer to Note 13, Restructuring Charges, in the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information. There were no restructuring charges in the three months ended March 31, 2022.
Other Income (Expense)

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Interest income	$8,037	$335	$7,702	2,299%
Other income (expense), net	102	(425)	527	(124)%
Total other income (expense), net	$8,139	$(90)	$8,229	nm
Total other income (expense), net for the three months ended March 31, 2023 primarily reflected interest income earned on cash, cash equivalents, and marketable securities as well as unrealized net foreign exchange gains. Interest income was higher during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to a rise in interest rates and our average rate of return on investments in U.S. Treasury securities. Other income (expense), net was an income of $0.1 million during the three months ended March 31, 2023 compared to an expense of $0.4 million during the three months ended March 31, 2022 due to favorable foreign exchange rates. Our operating expenses are typically denominated in the local currencies of the countries in which our operations are located and are subject to fluctuations due to changes in foreign currency exchange rates. We also hold cash and cash equivalents in foreign currencies, primarily in our foreign entities to support their ongoing operations.
Income Tax Expense

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Income tax expense	$1,426	$1,008	$418	41%
Income tax expense for the three months ended March 31, 2023 and 2022 was primarily related to our foreign operations.
Liquidity and Capital Resources
Overview
Since our inception, we have financed our operations primarily through proceeds from our initial public offering completed in April 2021 (the “IPO”), issuance of redeemable convertible preferred stock, and cash generated from our business operations. As of March 31, 2023, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $779.5 million. Our investments consist of U.S. Treasury securities.
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
Contractual Obligations and Commitments
Except as discussed in Note 6, Leases, and Note 9, Commitments and Contingencies, in the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the three months ended March 31, 2023 from the commitments and contractual obligations in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, set forth in our Form 10-K.
Share Repurchase Program
On April 26, 2023, our Board of Directors approved a share repurchase program (the “Repurchase Program”) with authorization to purchase up to $95 million of our common stock. We may repurchase shares of common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The number of shares to be repurchased and the timing of the repurchases, if any, will depend on several factors, including, without limitation, business, economic, and market conditions, corporate, legal, and regulatory requirements, prevailing stock prices, trading volume, and other considerations. The Repurchase Program may be suspended or discontinued at any time and does not obligate us to acquire any amount of common stock. We expect to utilize our existing cash and cash equivalents to fund repurchases under the Repurchase Program.
Cash Flows
The following table summarizes our cash flows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$4,692	$(38,257)
Net cash used in investing activities	(50,540)	(185,113)
Net cash (used in) provided by financing activities	(7,682)	4,027
Net decrease in cash, cash equivalents, and restricted cash	$(53,530)	$(219,343)
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
For the three months ended March 31, 2023, net cash used in operating activities was $4.7 million, primarily consisting of our net loss of $32.4 million, adjusted for non-cash charges of $25.9 million and net cash inflows of $11.2 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $15.4 million increase in deferred revenue, resulting primarily from our business growth, and a $19.4 million increase in accounts payable and accrued expenses primarily due to an increase in content fees mainly resulting from the extension of a multi-year agreement with our largest educator partner, offset by a $14.6 million increase in accounts receivables due to timing of invoicing and collections for Enterprise and Degrees customers, a $5.4 million increase in prepaid expenses and other assets due to an increase in educator partner fees and grants to educator partners as well as timing of prepayments to vendors.
For the three months ended March 31, 2022, net cash used in operating activities was $38.3 million, primarily consisting of our net loss of $38.3 million, adjusted for non-cash charges of $28.8 million and net cash outflows of $28.8 million used in changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $20.0 million increase in accounts receivables due to timing of invoicing for Enterprise and Degrees customers, an $11.5 million increase in prepaid expenses and other assets due to the timing of license subscription renewals and advertising services, a $6.7 million decrease in accounts payable and accrued expenses due to timing of payments, a $1.8 million decrease in accrued compensation and other liabilities due to payout of accrued compensation, offset by an $11.5 million increase in deferred revenue, resulting primarily from our Enterprise business growth.
Cash provided by operating activities increased by $42.9 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to an increase in accounts payable and accrued expenses related to content fees mainly resulting from the extension of a multi-year agreement with our largest educator partner, timing of invoicing and collections, and timing of license subscription renewals and advertising services.

Investing Activities
For the three months ended March 31, 2023, net cash used in investing activities was $50.5 million, primarily as a result of purchases of marketable securities, capitalized internal-use software costs, capital expenditures of property, equipment and software, and purchases of content assets, partially offset by proceeds from maturities of marketable securities.
For the three months ended March 31, 2022, net cash used in investing activities was $185.1 million, primarily as a result of purchases of marketable securities net of proceeds from maturities.
Financing Activities
For the three months ended March 31, 2023, net cash used in financing activities was $7.7 million, primarily as a result of employee payroll taxes paid for vesting of restricted stock units, partially offset by proceeds from issuance of common stock from employee stock option exercises.
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

	Three Months Ended March 31,
	2023	2022
	(in millions, except percentages)
New Registered Learners	5.5	4.9
Total Registered Learners	123.7	101.7
Total Registered Learners year-over-year ("YoY") growth	22%
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

	Three Months Ended March 31,
	2023	2022
Number of Degrees Students	18,095	16,481
YoY growth	10%
Paid Enterprise Customers
We count the total number of Paid Enterprise Customers that are active on our platform at the end of each period. For purposes of determining our customer count, we treat each customer account that has a corresponding contract as a unique customer, and a single organization with multiple divisions, segments, or subsidiaries may be counted as multiple customers. We define a “Paid Enterprise Customer” as a customer who purchases Coursera via our direct sales force. For purposes of determining our Paid Enterprise Customer count, we exclude our Enterprise customers who do not purchase Coursera via our direct sales force, which include organizations engaging on our platform through our Coursera for Teams offering or through our channel partners. For the three months ended March 31, 2023, approximately 90% of our total Enterprise segment revenue was generated from our Paid Enterprise Customers. We believe that the number of Paid Enterprise Customers and our ability to increase this number is an important indicator of the growth of our Enterprise business and future Enterprise segment revenue trends.

	Three Months Ended March 31,
	2023	2022
Paid Enterprise Customers	1,253	917
YoY growth	37%
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
Our Net Retention Rate for Paid Enterprise Customers decreased to 104% as of March 31, 2023 from 109% as of March 31, 2022. Our Net Retention Rate for Paid Enterprise Customers is expected to fluctuate in future periods due to a number of factors, including the growth of our revenue base, the penetration within our Paid Enterprise Customer base, expansion of products and features, and our ability to retain and expand our Paid Enterprise Customers.

Segment Revenue
Our revenue is generated from three sources: Consumer, Enterprise, and Degrees, each of which is an individual segment of our business.

	Three Months Ended March 31,
	2023	2022
	(in thousands, except percentages)
Consumer revenue	$82,029	$68,096
YoY growth	20%
Enterprise revenue	$52,173	$39,046
YoY growth	34%
Degrees revenue	$13,440	$13,291
YoY growth	1%
Total revenue	$147,642	$120,433
YoY growth	23%
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

	Three Months Ended March 31,
	2023	2022
	(in thousands, except percentages)
Consumer gross profit	$44,617	$48,296
Consumer segment gross margin %	54%	71%
Enterprise gross profit	$34,970	$27,952
Enterprise segment gross margin %	67%	72%
Degrees gross profit	$13,440	$13,291
Degrees segment gross margin %	100%	100%
Consumer segment gross margin decreased to 54% in the three months ended March 31, 2023 from 71% in the three months ended March 31, 2022. Content costs were higher mainly due to the extension of a multi-year agreement with our largest educator partner. During the three months ended March 31, 2023, our largest educator partner started earning typical content fees, whereas we had historically supported their program primarily through marketing and content production efforts. Enterprise segment gross margin decreased to 67% from 72% when comparing the same periods due to a higher proportion of Enterprise revenue generated from subscription licenses where learners enrolled in content with higher associated content cost.
Non-GAAP Financial Measures
Non-GAAP Gross Profit and Non-GAAP Net Loss
We define non-GAAP gross profit and non-GAAP net loss as GAAP gross profit and GAAP net loss excluding the impact of amortization of stock-based compensation expense capitalized as internal-use software costs, stock-based compensation expense, restructuring charges, and payroll tax expense related to stock-based compensation. We believe the presentation of operating results that exclude these non-cash items provides useful supplemental information to investors and facilitates the analysis of our operating results and comparison of operating results across reporting periods.

The following tables provide a reconciliation of GAAP gross profit and GAAP net loss, the most directly comparable GAAP financial measure, to non-GAAP gross profit and non-GAAP net loss:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Gross profit	$77,468	$77,630
Amortization of stock-based compensation expense capitalized as internal-use software costs	1,169	555
Stock-based compensation expense	877	577
Payroll tax expense related to stock-based compensation	50	10
Non-GAAP gross profit	$79,564	$78,772

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net loss	$(32,364)	$(38,268)
Amortization of stock-based compensation expense capitalized as internal-use software costs	1,169	555
Stock-based compensation expense	30,330	21,978
Restructuring charges	(5,659)	—
Payroll tax expense related to stock-based compensation	1,363	465
Non-GAAP net loss	$(5,161)	$(15,270)
Adjusted EBITDA and Adjusted EBITDA Margin
“Adjusted EBITDA” and “Adjusted EBITDA Margin,” which are non-GAAP financial measures, are key measures used by our management to help us analyze our financial results, establish budget and operational goals for managing our business, evaluate our performance, and make strategic decisions.
We define Adjusted EBITDA as our net loss excluding: (1) depreciation and amortization; (2) interest income; (3) other (income) expense, net; (4) stock-based compensation expense; (5) restructuring charges, (6) income tax expense; and (7) payroll tax expense related to stock-based compensation. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue.
The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except percentages)
Net loss	$(32,364)	$(38,268)
Depreciation and amortization	5,511	4,182
Interest income	(8,037)	(335)
Other (income) expense, net	(102)	425
Stock-based compensation expense	30,330	21,978
Restructuring charges	(5,659)	—
Income tax expense	1,426	1,008
Payroll tax expense related to stock-based compensation	1,363	465
Adjusted EBITDA	$(7,532)	$(10,545)
Net loss margin	(22)%	(32)%
Adjusted EBITDA Margin	(5)%	(9)%

Free Cash Flow
“Free Cash Flow” is a non-GAAP financial measure that we calculate as net cash provided by (used in) operating activities, less cash used for purchases of property, equipment, and software and capitalized internal-use software costs as we consider these capital expenditures necessary to support our ongoing operations.
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
The following table provides a reconciliation of net cash provided by (used in) operating activities, the most directly comparable GAAP financial measure, to Free Cash Flow:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$4,692	$(38,257)
Less: purchases of property, equipment, and software	(298)	(400)
Less: capitalized internal-use software costs	(2,862)	(3,544)
Free Cash Flow	$1,532	$(42,201)
Critical Accounting Estimates
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
There have been no material changes to our critical accounting estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Form 10-K.
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
Based on our investment positions as of March 31, 2023 and 2022, a hypothetical 100 basis point increase in interest rates across all maturities would have resulted in a $2.2 million and $2.3 million incremental decline in the fair value of the portfolio, respectively. Such losses would only be realized if we sold the investments prior to their maturities.
Based on the balance of our cash, cash equivalents, and marketable securities as of March 31, 2023 and 2022, a hypothetical 100 basis point increase or decrease in interest rates would have resulted in a $7.8 million increase or decrease, in all periods presented, on our interest income on an annualized basis.

Foreign Currency Risk
Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. The majority of our sales are denominated in U.S. dollars; therefore, our revenue is not typically subject to significant foreign currency risk. Our operating expenses are typically denominated in the local currencies of the countries in which our operations are located and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound sterling, Canadian dollar, and Indian rupee. We also hold cash and cash equivalents in foreign currencies, primarily in our foreign entities to support their ongoing operations. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our unaudited condensed consolidated statement of operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A 10% increase or decrease in current exchange rates would have resulted in an impact of $0.9 million and $2.0 million on our unaudited condensed consolidated financial statements for the three months ended March 31, 2023 and 2022, respectively.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See discussion of legal proceedings in Note 9 “Commitments and Contingencies” in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Item 1 of Part II.
Item 1A. Risk Factors
Risk Factors Summary
Our business is subject to numerous risks, as more fully described in the section entitled “Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Q. In particular, risks associated with our business include, among others, the following, any of which could have an adverse effect on our business, financial condition, results of operations, or prospects:
•Fluctuations in our quarterly and annual revenue and operating results, which could cause our stock price to fluctuate and the value of your investment to decline;
•Our historical growth, which may not be indicative of our current or future growth;
•Our limited operating history, which makes it difficult to predict our future financial and operating results;
•We have incurred significant net losses since inception, and we may not achieve or maintain profitability in the future;
•The nascency and market adoption of online learning solutions, which may not grow as we expect;
•Our ability to maintain and expand our partnerships with our university and industry partners;
•Our ability to attract and retain learners;
•Our ability to increase sales of our Enterprise offerings;
•Our ability to compete effectively;
•Our ability to successfully develop, launch, maintain, and scale new programs, offerings, and features;
•Any disclosure of sensitive information about our partners, their employees, or our learners, whether due to cyberattack or otherwise;
•The impact of the COVID-19 pandemic, which has impacted, and may continue to impact, our business, key metrics, and results of operations in volatile and unpredictable ways;
•Our and our educator partners’ ability to comply with international, federal, and state education laws and regulations, including applicable state authorizations for their programs;
•Any failure to obtain, maintain, protect, and enforce our intellectual property and proprietary rights and successfully defend against claims of infringement, misappropriation, or other violations of third-party intellectual property;
•Any changes to the validation or applicability of the United States (“U.S.”) Department of Education “dear colleague letter”, on which our business model relies;
•Any disruption or failure of our platform or operations; and
•Our status as a Delaware public benefit corporation (“PBC”), which may negatively impact our financial performance.
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
•our ability to maintain existing customers and attract new customers, including businesses, governmental organizations, and educational institutions that subscribe to our Enterprise platform, as well as learners who access the content and credentialing programs available on our platform;
•our ability to continue to offer compelling content and degrees or other credentialing programs created by our industry and university partners;
•changes in, or trends affecting, subscriptions to our Enterprise platform from businesses, governmental organizations, and educational institutions;
•changes in, or trends affecting, learner enrollment and retention levels, including with respect to learners electing to access our paid offerings;
•our ability to increase and manage the growth of our international operations, including our international customer base, and our ability to manage the risks associated therewith;
•the timing of our costs incurred in connection with the launch of new course content and offerings and new certification, degree, or other credentialing programs, and the timing and amount of revenue we generate from new offerings and programs or as a result of the pricing models and payment terms, or changes to the pricing models or payment terms, associated with our offerings and programs;
•trends and factors impacting the demand for, and acceptance of, online learning and credentialing programs and the prices consumers and businesses are willing to pay for such programs;
•changes in, or trends affecting, the mix of partners, including educational institutions, offering open online courses only and those offering certification, degree, or other credentialing programs;
•changes in the rate, volume, and demand for new content and credentialing programs created and offered by our partners on our platform;
•changes in the terms of our existing partnership agreements;
•the timing and terms of any new partnership agreements;
•the timing and amount of our sales and marketing expenses;
•costs necessary to improve and maintain our platform and compete on the basis of newly emerging technologies and functionality;
•changes in our key metrics or the methods used to calculate our key metrics;
•revenue mix shifts between our segments and seasonality, including seasonal engagement patterns of learners and Enterprise customers, which may vary from quarter to quarter or year to year, and seasonal operating practices or engagement patterns of partners resulting from academic calendars or fiscal years that may differ from our own;
•changes in laws, regulations, or accounting principles that impact our business; and
•general political, economic, or market conditions and events affecting any of the above, including the impact of inflation, currency and interest rate fluctuations, the outcome of political elections, geopolitical tensions or hostilities, such as the military conflict in Ukraine, supply chain disruptions, and the COVID-19 pandemic.
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
We experienced rapid revenue growth in recent periods with revenue of $147.6 million and $120.4 million in the three months ended March 31, 2023 and 2022, respectively. You should not rely on our revenue for any previous annual or quarterly period as any indication of our revenue or revenue growth in future periods. As we grow our business, we expect our revenue growth rates to decline compared to prior years for a number of reasons, which may include more challenging comparisons to prior periods as our revenue grows, slowing demand for our platform or offerings, slowing growth of our sales, increasing competition, increasing regulation, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities. In addition, our growth rates are likely to experience increased volatility, and may decline, due to inflation and currency and interest rate fluctuations, the world's recovery from the COVID-19 pandemic, and related shifts in societal and economic circumstances.
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
We incurred net losses of $32.4 million and $38.3 million in the three months ended March 31, 2023 and 2022, respectively, and we had an accumulated deficit of $696.5 million as of March 31, 2023. We may or may not achieve or maintain profitability in the future. Even if we achieve profitability, we may not be able to maintain or increase our level of profitability.
We will need to generate and sustain increased revenue levels in future periods to achieve profitability, and even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We anticipate that our operating expenses will increase substantially for the foreseeable future as we continue to, among other things:
•expand our course offerings and the robustness of our platform;
•expand our learner base and our sales and marketing efforts;
•improve and scale our technology;
•enter and expand into additional international markets;
•address increased competition; and
•incur significant accounting, legal, and other expenses as a public company.
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
Our future success will depend in part on the growth, if any, in the demand for online learning solutions. While the COVID-19 pandemic caused an acceleration of the market for online learning solutions, it is still less mature than the market for in-person learning and training, which many businesses currently utilize, and these businesses may be slow or unwilling to migrate from these legacy approaches. As such, it is difficult to predict learner or partner demand for our platform, learner or partner adoption and renewal, the rate at which existing learners and partners expand their engagement with our platform, the size and growth rate of the market for our platform, the entry of competitive offerings into the market, or the success of existing competitive offerings. Furthermore, even if educators and enterprises want to adopt an online learning solution, it may take them a substantial amount of time and resources to fully transition to this type of learning solution or they could be delayed due to budget constraints, weakening economic conditions, or other factors. Even if market demand for online learning solutions generally increases, we cannot ensure that adoption of our platform will also increase. If the market for online learning solutions does not grow as we expect or our platform does not achieve widespread adoption, it could result in reduced customer spending, learner and partner attrition, and decreased revenue, any of which would adversely affect our business and results of operations.

We may change the contract terms, including our pricing models, for our offerings, which in turn could impact our operating results.
We have limited experience with respect to determining the optimal prices and contract length for our offerings, and as a result, we have in the past, and expect that we may in the future, change our pricing models or target contract length from time to time, which could impact our operating and financial results. For example, in February 2020, we launched Coursera Plus, an annual subscription plan with unlimited access to a variety of our courses, Specializations, and professional certificates, at a fixed annual cost, and in the second quarter of 2020, we augmented our Coursera Plus pricing model to include a monthly subscription option. We are continuing to adjust our pricing models and conduct pricing experiments as we gain experience with our offerings. For instance, from time-to-time, we test pricing localization to account for market segmentation and conduct other pricing experiments. As the market for our learning platform grows (if ever), as new competitors introduce competitive applications or services, or as we enter into new international markets, we may be unable to attract new customers at the same price or based on the same pricing models we have historically used, or for contract lengths consistent with our historical averages. In addition, as we develop and roll out new offerings, or expand existing offerings, we will need to develop pricing and contract models for these offerings that appeal to customers and learners over time, and we may not be successful in doing so. Pricing and contract length decisions may also impact the mix of adoption and retention among our offerings and negatively impact our overall revenue. Competition may require us to make substantial price concessions or accept shorter contract durations, or other unfavorable contract terms. Our revenue and financial position may be adversely affected by any of the foregoing, and we may have increased difficulty achieving profitability.
If we fail to maintain and expand our partnerships with university and industry partners, our ability to grow our business and revenue will suffer.
The success of our business depends in large part on the continued and increased development and volume of compelling educational content and credentialing programs by our university and industry partners, which we refer to collectively as our educator partners, as well as maintaining existing educational content and credentialing programs. We may face several challenges in establishing, maintaining, and expanding these relationships. For instance, our educator partners who use our platform are required to invest significant time and resources to adjust the manner in which they develop educational content and credentialing programs for an online learning environment. The delivery of degree programs online at educational institutions has not yet achieved widespread acceptance, and administrators and faculty members may have concerns regarding the perceived loss of control over the educational process that might result from offering courses and degrees online, the effectiveness of asynchronous learning, the heightened potential for learners to use generative artificial intelligence tools to generate their online coursework, as well as concerns regarding the ability to provide high-quality education online that maintains the standards they set for their on-campus programs. There can be no assurance that online programs, such as those offered on our platform, will ever achieve significant market acceptance, and universities and organizations may therefore decline to engage with our platform. Further, if we were to lose a significant number of educator partners, including those who provide a significant portion of the educational content and credentialing programs available on our platform, or are no longer able to offer certain educational content or credentialing programs on our platform, particularly those in high demand, our reputation, growth, and revenue would be materially and adversely impacted. For the three months ended March 31, 2023, we generated approximately 32% of our total revenue from the content and credentialing programs of five partners. Total revenue includes both revenue directly attributable to a particular partner and revenue that we do not consider directly attributable, such as revenue from site-wide subscriptions or our Coursera for Teams offering. The loss of or reduction in educational content and credentialing programs from such partners could negatively affect our ability to sustain or generate revenue or reach future profitability, and would materially and adversely affect our business, financial condition, or results of operation if we are unable to timely secure comparable educational content and credentialing programs at a favorable cost from other partners.
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
Building awareness and acceptance among learners of the online educational course content and credentialing programs offered on our platform is critical to our ability to attract prospective learners and generate revenue. We must also continue to successfully work with our educator partners to maintain and develop new and compelling credentialing programs and content to maintain the relevancy of our platform and keep learners interested and engaged. A significant portion of our expenses is attributable to marketing efforts dedicated to attracting potential learners to our platform. Because we generate revenue based on fees from, or as a result of, learners subscribed to our content or enrolled in online programs offered on our platform, we must attract learners in a cost-effective manner and increase the rate at which learners enroll in and complete the programs offered by our educator partners. We also must retain learners and convert learners from our freemium model to paying customers, which depends in part on our ability to offer engaging and frequently updated content as well as quality customer support and service. The following factors, many of which are largely outside of our control, may prevent us from increasing and maintaining learner subscriptions and enrollment in a cost-effective manner or at all:
•Negative perceptions about online learning. Online education programs may not be successful or operate efficiently, which in turn could create the perception that online education in general is not effective. Learners may also be reluctant to enroll in online programs due to concerns that the learning experience may be substandard, that employers may be hesitant to hire learners who received their education or credentials online, or that organizations granting professional licenses or certifications may be reluctant to grant them based on credentials, including degrees, earned through online education or training. Further, concerns about the potential for learners to use generative artificial intelligence tools to generate their coursework may be heightened with respect to online programs.
•Reduced support from educator partners. If educator partners cease to maintain, or offer new and compelling, credentialing programs or content or limit our ability to promote their content or programs, learners may reduce or terminate their use of our platform.
•Harm to educator partner reputation. Many factors affecting our educator partners’ reputations are beyond our control and can change over time, including their academic performance and ranking among educational institutions, including with respect to a specific degree, certification, or other credentialing program.
•Lack of interest in the offerings, features, services, certifications, degrees, or other credentials offered on our platform. We may encounter difficulties attracting learners to use our offerings, features, and services, or enroll in credentialing programs that are not in demand due to shifting employer or societal preferences and priorities or that are in emerging or unproven fields.
•Learner dissatisfaction. Learner dissatisfaction with the quality of the offerings, features, services, course content, and presentation, changes to the availability or sequencing of course content, or the course presenters, changing views of the value of our educator partners’ credentialing programs and content offered, and perceptions of employment prospects following completion of a program on our platform may negatively impact learner retention. In addition, learner dissatisfaction that is shared via word of mouth or online platforms may also negatively affect the perceptions of potential new learners and negatively impact our learner acquisition efforts.
•Ineffective marketing efforts. Our marketing efforts use search engine optimization, publication of content related to higher education, career paths, our platform and offerings, paid search, and custom website development and deployment, and we rely on advertising through a limited number of third-party advertising platforms such as Google, Meta Platforms, and LinkedIn, to direct traffic to, and recruit new learners for, our offerings. Changes in the way these platforms operate, whether due to changes in law, the practices of mobile operating system providers, or otherwise, or their advertising prices, data use practices, or other terms, have impacted the cost and efficiency of our learner acquisition efforts in the past and could in the future make marketing our offerings more expensive, less effective, or more difficult. In addition, the elimination of a particular medium or platform on which we advertise, could limit our ability to direct traffic to our offerings and recruit new learners on a cost-effective basis, any of which could have a material adverse effect on our business, results of operations, and financial condition.
•Changes in search engine methodologies. We depend in part on various search engines to direct a significant amount of traffic to our website. Our ability to influence the number of learners directed to our website is not entirely within our control. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Our competitors’ search engine optimization efforts may result in their websites receiving a higher search result page ranking than ours, or search engines could revise their methodologies to refine their search results or incorporate artificial intelligence in ways that we cannot predict, which could adversely affect the placement of our search result page ranking, each of which could reduce the number of learners who visit these websites. We may not be able to replace this traffic, and any attempt to do so may require us to increase our sales and marketing expenditures, which may not be offset by additional revenue and could adversely affect our operating results.
•Lack of financial resources for learners. Any developments that reduce the availability of financial aid for higher education generally or that reduce the disposable income available to potential learners (including macro-economic developments such as inflation, currency and interest rate fluctuations, recessions, unemployment, or pandemics) could impair learners’ abilities to meet their financial obligations, which in turn could result in reduced enrollment and harm our ability to generate revenue.
•General economic conditions. Enrollment in the courses and credentialing programs offered on our platform may be affected by changes in the U.S. economy and by global economic conditions. For example, an improvement in economic conditions may reduce demand for higher educational services as potential learners may find adequate employment without additional education. Conversely, a decline in employment opportunities or economic conditions may reduce employers’ willingness to sponsor higher educational opportunities for employees given a lack of employer need for enhanced skill sets or an inability to fund such programs and could discourage learners from pursuing higher education due to an inability to afford our programs or a perception that the financial investment may not result in increased earning potential or improved employment opportunities.
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
Our platform enables our educator partners to offer learners the opportunity to enroll in live, or synchronous, courses and programs and pre-produced, or asynchronous, educational content that can be accessed at any time. To launch new educational content or a new credentialing program, whether synchronous or asynchronous, we must integrate our platform with the various learner information and other operating systems our educator partners use to manage functions within their institutions. In addition, our content development team must work closely with that partner’s faculty members or staff to produce engaging online course content, and we must commence learner acquisition activities. During the term of our agreement with the partner, we are responsible for the costs associated with maintaining our technology platform and providing non-academic and other support for learners enrolled in the program. We invest significant resources in these new programs from the beginning of our relationship with an educator partner, including marketing and other learner acquisition costs to attract and fill enrollment cohorts for a program, and in some cases, content development grants to assist our partners as they invest resources preparing content for an online medium. There is no guarantee that we will ever recoup these costs. In addition, delays in implementing a new program, including Specialization, certification, or Degrees programs, could negatively impact our revenue and operating results.
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
Our continued growth and potential profitability depend on our ability to successfully scale our operations and platform capabilities to support newly launched educational content and credentialing programs with our educator partners. If we cannot quickly and efficiently scale our sales and marketing teams and technology teams, which includes the hiring and training of new employees, we may not be successful in attracting potential learners to our platform, which would negatively impact our ability to generate revenue, and our educator partners and learners could lose confidence in our platform. If we cannot quickly and efficiently scale our technology and operations to handle increases in the volume and rate of learner enrollment and of new credentialing programs or content, our educator partners’ and learners’ experiences with our platform may suffer, which in turn could damage our reputation. Our ability to effectively manage any significant increase in the volume of new content or programs or in the rate or volume of learner enrollment and retention will depend on a number of factors, including our ability to:
•assist our educator partners in maintaining as well as developing and producing an increased volume of engaging educational content that is accessible to a wide variety of learners;
•successfully introduce new features and enhancements on our platform;
•maintain a high level of functionality and cross-functionality, and technological robustness of our platform; and
•deliver high-quality professional services and support (including training, implementation, and consulting services) to our educator partners, their faculty and employees, and learners on our platform.
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
We and our educator partners rely on a variety of third-party service providers to support our operations by providing customer support, mobile network, internet, content production, platform integration, and other services. We and our educator partners may not have the resources or technical sophistication to anticipate disruptions to the operations of our third-party service providers, which could arise from any of a number of different reasons, including financial instability, work stoppages or slowdowns, staffing difficulties, war, or the outbreak of hostilities, staff illness, inclement weather, or natural disasters. Disruptions to the operations of our third-party service providers could result in communication, content production, platform performance, or platform availability problems for us and our educator partners, which could adversely affect our business operations and financial condition.
If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, and changing customer needs or requirements, our platform may become less competitive.
Our future success depends on our ability to adapt and enhance our platform. To attract new learners and educator partners and increase revenue from existing learners and partners, we will need to continuously enhance and improve our offerings to meet learner and educator partner needs at prices that our customers are willing to pay. Such efforts will require adding new functionality and responding to technological advancements, which will increase our research and development costs. If we are unable to develop educational content that addresses learners’ and partners’ needs, or enhance and improve our platform in a timely manner, or if we fail to provide adequate safeguards and quality assurance related to the use of new technological advancements, we may not be able to maintain or increase market acceptance and use of our platform. Further, some of our competitors expend a considerably greater amount of funds on their research and development programs, and their sales and marketing practices, and those that do not may be acquired by larger companies that could allocate greater resources to our competitors’ research and development programs. If we fail to maintain adequate research and development resources or compete effectively with the research and development programs of our competitors, our business could be harmed. Our ability to grow is also subject to the risk of future disruptive technologies. Access to and use of our platform is provided via the internet, which, itself, was disruptive to the previous enterprise software model. If new technologies emerge that can deliver online learning programs at lower prices, more efficiently, more conveniently, more securely, with stronger or more cost-effective mechanisms to detect and prevent plagiarism or validate the learner's identity, or with more preferred or up-to-date content, and if we or our educator partners fail to adopt such technologies or fail to do so in a timely manner, our ability to compete would be adversely affected. For example, the emergence of enhanced generative artificial intelligence capabilities could provide such advantages to online learning providers able to deploy the technology effectively.
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
As we seek to increase sales of our Enterprise offerings, we face upfront sales costs, higher customer acquisition costs, more complex customer requirements, and discount requirements. In addition, entities that subscribe to our Enterprise platform may elect to begin to use our platform on a limited basis, but nevertheless require education and interactions with our sales team, which increases our upfront investment in the sales effort with no guarantee that our platform will be used widely enough across their organization to justify our upfront investment. Similarly, we may also incur significant upfront and servicing costs for contracts that are not renewed, or which the customer seeks to terminate early, even in the absence of a breach on our part or contractual terms permitting an early termination. For example, in 2022 and last quarter, multiple customers notified us that they wished to terminate, either seeking a refund of their prior payments or conveying an intention to stop or reduce any further payments due, or both. Even if we believe we are entitled to these payments, it may not be feasible to retain prior payments or collect future payments due to us, and our financial condition and results of operations could be adversely impacted. If we are unable to maintain or increase the number of subscriptions to our Enterprise platform while mitigating the risks associated with serving subscribers, our business, financial condition, and results of operations will suffer.
If we fail to maintain sufficient high-quality content from our educator partners, we will be unable to attract and retain customers.
Our success depends on our ability to provide learners with the information, outcomes, academic credit, and certifications they seek, which in turn depends on the quantity, quality, and format of the educational content provided by our partners. We may be unable to provide learners with the information and outcomes they seek if our educator partners do not contribute content that is helpful and reliable, if they remove content they previously submitted, or if supplemental or derivative materials are not reliable. If content on our platform attracts unfavorable media coverage or other commentary, our reputation and prospects could be harmed. We believe that certain learners value courses for which they can earn academic credit toward a degree or other credential. We may be unable to provide learners with such courses if our educator partners do not obtain or maintain the certification or quality necessary for such eligibility, and our business would be adversely affected. Further, if such certifications are obtained and maintained, but do not, or cease to, signal to learners and employers the high quality or reliability we or our educator partners intend to signal through such certifications, our business would be adversely affected. Any of the foregoing could materially and adversely affect our results of operations, competitive position, and growth prospects.
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
Our revenue increased to $147.6 million in the three months ended March 31, 2023 from $120.4 million in the three months ended March 31, 2022. Our growth has placed, and we expect will continue to place, a significant strain on our administrative and operational infrastructure, facilities, and other resources, and we face challenges of integrating, developing, training, and motivating our global employee base as well as maintaining our company culture with a predominantly remote workforce. Our ability to manage our operations and growth will require us to continue to improve our sales and marketing and content development capacity, and technology, finance, and administration teams globally, as well as our facilities and infrastructure. We will also be required to refine our operational, financial, and management controls and reporting systems and procedures, as well as effectively control our costs. If we fail to efficiently manage this global expansion of our business, our costs and expenses may increase more than anticipated and we may not successfully expand our partnerships with businesses, governmental and other organizations, and educational institutions, enhance our platform and technology-enabled services, increase the volume of new educational content and credentialing programs developed by our educator partners, attract a sufficient number of learners in a cost-effective manner, deploy preferred local payment methods and pricing models, satisfy our existing educator partners’ requirements, increase the volume of Enterprise platform subscriptions, respond to competitive challenges, or otherwise execute our business plan. Although our business has experienced significant growth in the past, we cannot provide any assurance that our business or revenue will continue to grow at the same rate or at all in the future.
Our ability to effectively manage any significant growth of our business will depend on a number of factors, including our ability to:
•effectively recruit, integrate, train, and motivate new employees while retaining existing employees that help us effectively execute our business plan;
•continue to improve our operational, financial, and management controls;
•protect and further develop our strategic assets, including our intellectual property rights; and
•make sound business decisions in light of the scrutiny associated with operating as a public company.
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
Participants in the global adult online learning ecosystem include:
•Direct-to-consumer, online education companies: 2U, Inc. through its subsidiary edX Inc.;
•Companies that provide technology solutions and services to universities offering online learning programs: 2U, Inc., Eruditus Learning Solutions Pte. Ltd., Noodle Partners, Inc., and upGrad Education Private Limited;
•Corporate training companies: Degreed, Inc., LinkedIn Corporation through its LinkedIn Learning services, Pluralsight, Inc., Udacity, Inc., and Udemy, Inc.;
•Providers of free educational resources: Khan Academy, Inc., The Wikimedia Foundation, Inc., and Google LLC through its YouTube services; and
•Internal online degree platforms: Online degree programs developed in-house by universities.
We expect these and other existing competitors and new entrants to the online learning market to continually revise and improve their business models. If these or other market participants introduce new or improved delivery of online education and technology-enabled services that are more compelling or widely accepted than ours, our ability to grow our revenue and achieve profitability could suffer. Several new and existing companies in the online education industry provide or may provide offerings similar to what we offer on our platform, and these companies may pursue relationships with our educator partners that may reduce the educational content our partners produce for our platform. In addition, educational institutions, as well as businesses, governmental and other organizations, may choose to continue using or develop their own online learning or training solutions in-house, which may become more prevalent as emerging technologies such as generative artificial intelligence provide additional means of developing educational programs, rather than pay for our solutions.
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
A number of factors could impact our ability to compete, including:
•the availability or development of alternative online education services that are more compelling than ours;
•changes in pricing policies and terms offered by our competitors or by us;
•the ability to adapt to new technologies and changes in requirements of our educator partners and learners;
•learner acquisition and retention costs;
•the ability of our current and future competitors to establish relationships with businesses, governmental and other organizations, and educational institutions to enhance their services and expand their markets; and
•industry consolidation (such as the acquisition of edX Inc. by 2U, Inc. in 2021) and the number and rate of new entrants.
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
We may choose to expand our business by making acquisitions that could be material. To date, we have only completed one acquisition, and our ability as an organization to successfully identify, evaluate, acquire, and integrate technologies or businesses is unproven and limited. Acquisitions involve many risks, including the following:
•an acquisition may negatively affect our results of operations and financial condition because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;
•we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, personnel, or operations of any entity or business that we acquire, particularly if key personnel of the acquired entity or business decide not to work for us;
•an acquisition may disrupt our ongoing business and distract our management;
•an acquisition may result in a delay or reduction of customer purchases for both us and the entity or business we acquired due to customer uncertainty about continuity and effectiveness of service;
•an acquisition may involve entry into geographic or business markets in which we have little or no prior experience or where competitors have stronger market positions;
•we may face challenges inherent in effectively managing an increased number of employees in diverse locations;
•we may experience strain on our financial and managerial controls and reporting systems and procedures;
•our use of cash to pay for acquisitions would limit other potential uses for our cash;
•if we incur debt to fund such acquisitions, such debt may subject us to material restrictions on our ability to conduct our business;
•we may incur impairment charges related to potential write-downs of acquired assets or goodwill; and
•to the extent that we issue a significant amount of equity or equity-based securities in connection with an acquisition, existing stockholders may be diluted.
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
We intend to expand our international operations and continue to establish a worldwide educator partner and learner base. Our expansion efforts into international markets may not be successful. In addition, we face risks in doing business internationally, including risks associated with sales to international governments and entities, that could constrain our operations, increase our cost structure, compromise our growth prospects, and damage our reputation, including:
•the need to localize and adapt online credentialing programs for specific countries, including translation into foreign languages and ensuring that these programs enable our educator partners to comply with local education laws and regulations;
•local laws restricting learners from pursuing certifications, degrees, or other credentials through online education platforms such as ours or limiting the availability of financial aid to finance online education;
•different data privacy and protection laws, see “Risk Factors—Risks Related to Privacy, Cybersecurity, and Infrastructure”;
•difficulties in staffing and managing employees and contractors in foreign countries, including in countries in which workers based outside of the U.S. may become part of labor unions, employee representative bodies, workers’ councils, or collective bargaining agreements, and challenges relating to labor shortages, work stoppages, or slowdowns;
•risks related to employee travel, including illness or accident, detention by foreign authorities, poor transportation infrastructure or services, kidnapping, natural or manmade disasters, or the outbreak of hostilities or war;
•different pricing environments, longer sales cycles, longer accounts receivable payment cycles, restrictions on remitting payments to the U.S. or converting local currency into U.S. dollars, difficulties in adopting and supporting new and different payment preferences, increased credit risk and levels of payment fraud, and collections issues;
•new and different sources of competition and practices, which may favor local competitors;
•weaker protection for intellectual property and other legal and contractual rights than in the U.S., and practical difficulties in enforcing intellectual property and other rights, including legal and contractual rights, and differing expectations regarding ongoing contractual obligations in the face of changed circumstances, outside of the U.S.;
•compliance and operational challenges related to the complexity of multiple, conflicting, and changing governmental laws and regulations addressing, but not limited to, employment, tax, privacy, data protection, foreign investment restrictions or requirements, economic sanctions, export controls, boycotting, money laundering, supply chain transparency, modern slavery, bribery, and corruption, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act;
•increased financial accounting and reporting burdens and complexities;
•risks associated with foreign tax regimes, trade tariffs, foreign investment restrictions or requirements, or similar issues, which could negatively impact international adoption of our offerings;
•adverse tax consequences, including corporate tax consequences, such as double taxation, transfer pricing burdens, taxation of dividends, and the potential for required withholding taxes for our overseas employees;
•difficulties in managing foreign business operations, including the potential need to localize our business infrastructure, translating our policies and information technology systems into the local language, and local challenges related to technology as well as internet speed and availability, among other challenges; and
•regional, global, economic, and political conditions, including geopolitical tensions or hostilities within or beyond areas where we currently have, or may in the future have, international operations, such as the ongoing Ukraine-Russia military conflict.
Further, as we continue to expand internationally, we may become more exposed to fluctuations in currency exchange rates. Future agreements with international educator partners may provide for payments to us to be denominated in local currencies, and in such cases, fluctuations in the value of the U.S. dollar and foreign currencies could impact our operating results when translated into U.S. dollars. Further, the strengthening of the U.S. dollar relative to foreign currencies could increase the real cost of our platform and offerings for our learners and educator partners outside of the U.S., which could lead to the lengthening of our sales cycle or reduced demand for our platform and offerings. For example, from the start of 2022 the value of the euro declined more than 10% against the U.S. dollar, falling to a 20-year low in September 2022, and the Indian rupee declined more than 10% against the U.S. dollar to a historic low in October 2022. If we are not able to successfully hedge against the risks associated with currency fluctuations, our financial condition and results of operations would be adversely affected. To date, our foreign currency exchange risk exposure has not been material, and as such, we have not entered into any hedging transactions in an effort to reduce this risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited, the results may not be as intended, and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and results of operations.
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
Additionally, the vast majority of our U.S.-based college and university partners participate in the federal student financial assistance programs under Title IV of the Higher Education Act of 1965, as amended (“HEA”), and are subject to extensive regulation by the Department of Education (“DOE”), as well as various state agencies, licensing boards, and accrediting agencies. To participate in the Title IV programs, an institution must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting agency recognized by the DOE, and be certified by the DOE as an eligible institution.
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
Our learner subscription plans charge learners on a recurring basis, and as a result we must comply with complex international, federal, and state laws and regulations related to automatic renewal, unfair competition, and false advertising. These laws, among other things, require us to make specific disclosures in specific ways at the time a learner purchases a subscription, and obtain the learner’s express consent to the recurring charges, as well as provide learners with refunds easily and promptly. The penalties for failing to comply with these requirements can be severe, including rendering the subscription contract null and void, and allowing the consumer to treat any services provided under such a contract as a gift, and any failure to comply with these requirements may constitute violations of more general consumer protection laws, which could subject us to third-party lawsuits, regulatory fines, or other action or liability, and we expect to incur ongoing costs of compliance.
In addition to the above, failure to comply with any of these laws and regulations could cause damage to our reputation and impair our ability to grow our business and achieve profitability.
Activities of the U.S. Congress or the DOE, such as changes in spending policies or budget priorities for government funding of colleges, universities, schools, and other education providers, could result in adverse legislation or regulatory action.
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
Our business model has been validated by a DOE “dear colleague letter” (“DCL”), but such validation is not codified by statute or regulation and may be subject to change.
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

The vast majority of our U.S.-based university partners, and a small number of our non-U.S. university partners, participate in the Title IV programs. Although this rule, referred to as the incentive compensation rule, generally prohibits entities or individuals from receiving incentive-based compensation payments for the successful recruitment, admission, or enrollment of learners, the DOE provided clarifying guidance in March 2011 interpreting the incentive compensation rule as permitting tuition revenue-sharing arrangements known as the “bundled services exception.” Our current business model relies heavily on the bundled services exception to enter into tuition revenue-sharing agreements with our Title IV participating university partners.
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
The DCL guidance indicates that an arrangement that complies with Example 2-B will be deemed to be in compliance with the incentive compensation provisions of the HEA and the DOE’s regulations. Our business model and contractual arrangements with our U.S.-based university partners are designed to follow Example 2-B in the DCL. However, the inherent ambiguity in the DCL and the incentive compensation rule creates the risk that DOE or a court, including, notably, in the context of a “whistleblower” claim under the federal False Claims Act, could disagree with that interpretation. If the DOE or a court determined that our business model or even the practices of a subcontractor did not meet the bundled services exception, we could have contractual obligations to our Title IV participating university partners, such as indemnifying a partner from private claims or government investigations or demands for repayment of Title IV program funds. Even if such claims are without merit, they could cause reputational harm, cause us to incur significant defense costs, result in the termination of our Title IV participating partner agreements, and negatively impact our ability to enter into new agreements.
Further, because the bundled services rule was promulgated by agency guidance through the DCL and is not codified by statute or regulation, there is risk that the exception could be altered or removed without prior notice, public comment period, or other administrative procedural requirements that accompany formal agency rulemaking. The DCL has been criticized by commentators and lawmakers, including in a June 2022 report by the U.S. House Committee on Appropriations, which urged the DOE to rescind the guidance. On February 15, 2023, the DOE announced that it is reviewing its DCL guidance on incentive compensation compliance. As a result, if the guidance is rescinded or amended, such changes may materially and adversely impact our business and operations as we may need to alter or replace the current tuition revenue-sharing models in our agreements with Title IV participating university partners.
In addition, the legal weight the DCL would carry in litigation over the propriety of any specific compensation arrangements under the HEA or the incentive compensation rule is uncertain.
We can offer no assurances as to whether the exception in the DCL would be upheld by a court or how it would be interpreted. The revision, removal, or invalidation of the bundled services exception by Congress, the DOE, or a court, whether in an action involving our company or our university partners, or in action that does not involve us, could require us to change our business model and renegotiate the terms of our university partner agreements and could compromise our ability to generate revenue, thereby potentially materially and adversely impacting our business and operations.
Recent guidance from the DOE, if unchanged, would classify us as a “Third-Party Servicer” under the HEA and will impose new compliance burdens on us and our Title IV participating university partners.
On February 15, 2023, the DOE issued “Requirements and Responsibilities for Third-Party Servicers (“TPS”) and Institutions” (“GEN-23-03”). Prior to GEN-23-03, longstanding DOE policy had classified only companies that assisted in financial aid administration functions as being TPSs. GEN-23-03 expanded the scope of TPS status to include companies that provide (among other things) recruiting services to Title IV participating universities. A Title IV participating university that engages a TPS must include specific provisions in the TPS contract and must report each TPS contract to the DOE. A company classified as a TPS falls under direct DOE oversight, is jointly and severally liable with the university for any HEA violations, and must undergo an annual audit. Subsequent to the receipt of numerous comments related to GEN-23-03 and a legal challenge, the DOE has deferred the effective date of GEN-23-03 until 6 months after re-issuance of the guidance. The DOE has not provided any estimate of the timing for re-issuance. If we are considered a TPS to those Title IV participating university partners who receive recruiting services from us, those university partners could hesitate to engage us for recruitment services to avoid compliance obligations and we would incur additional expense in complying with TPS requirements, which could materially and adversely impact our business and operations.
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
FERPA generally prohibits an institution of higher education from disclosing personally identifiable information (“PII”) from a learner’s education records without the learner’s consent. Certain U.S.-based university degree and certificate partners and Coursera for Campus customers and their learners disclose to us certain information that originates from or composes a learner education record under FERPA. Through our contracts to provide services to institutions, we are indirectly subject to FERPA, and we may not transfer or otherwise disclose any PII from a learner record to another party other than in a manner permitted under the statute and any applicable contract. If we violate FERPA, it could result in a material breach of agreement with one or more of our educator partners and Coursera for Campus customers could harm our reputation. Further, in the event that we disclose learner information in violation of FERPA, the DOE could require an educator partner to suspend our access to their learner information for at least five years.
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
While we rely on a variety of statutory and common-law frameworks and defenses, including those provided by the Digital Millennium Copyright Act of 1998 (“DMCA”), the Communications Decency Act (“CDA”), the fair-use doctrine in the U.S. and the E-Commerce Directive in the European Union (“EU”), differences between statutes, limitations on immunity, requirements to maintain immunity, and moderation efforts in the many jurisdictions in which we operate may affect our ability to rely on these frameworks and defenses, or create uncertainty regarding liability for information or content uploaded by educator partners or learners or otherwise contributed by third-parties to our platform. For example, while Section 230 of the CDA provides certain legal protections to online platforms from litigation related to content posted by users of their platforms, Section 230 has faced increasing litigation challenges and legislative proposals regarding the scope of its protection, including the Gonzalez v. Google case challenging Section 230, which the Supreme Court recently announced it will hear. These actions may increase the uncertainty of litigation risk for online platforms such as ours. As an additional example, Article 17 of the Directive on Copyright in the Digital Single Market was passed in the E.U., which affords copyright owners some enforcement rights that may conflict with U.S. safe harbor protections afforded to us under the DMCA. Member states in the EU are in the process of determining how Article 17 will be implemented in their particular country. Moreover, regulators in the U.S. and in other countries in which we operate may introduce new regulatory regimes that increase potential liability for information or content available on our platform, or which impose additional obligations to monitor such information or content, which could increase our costs.

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
From time to time, we may become involved in litigation matters including intellectual property, commercial, employment, class action, securities, whistleblower, accessibility, and other litigation and claims, and governmental and other regulatory investigations and proceedings. For example, in January 2023, a putative consumer class action was filed against us in the U.S. District Court for the Northern District of California alleging certain claims relating to California's Automatic Renewal Law and the Electronic Funds Transfer Act, although the plaintiffs subsequently voluntarily dismissed their class action complaint without prejudice. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. In addition, the expense of litigation and the timing of these expenses from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations. Refer to Note 9, Commitments and Contingencies, in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this risk factor.
Risks Related to Privacy, Cybersecurity, and Infrastructure
If sensitive information about our educator partners, their employees, or our learners is disclosed, or if we or our third-party providers are subject to cyberattacks, use of our platform could be curtailed, we may be exposed to liability, and our reputation would suffer.
Although we do not directly collect, transmit, and store financial information, such as credit cards and other payment information, except in very limited circumstances related to Enterprise customers, we utilize third-party payment processors who provide these services on our behalf. We also collect and store certain personal data provided by our educator partners, learners, and potential learners, such as names, email addresses, and other data pertaining to their activity on our platform. The collection, transmission, and storage of such information is subject to stringent legal and regulatory obligations. Some of our third-party service providers, such as identity verification and payment processing providers, also regularly have access to personal data. In an effort to protect sensitive information, we rely on a variety of security measures, including encryption and authentication technology licensed from third parties. However, advances in computer capabilities, increasingly sophisticated tools and methods used by hackers and cyberterrorists, new discoveries in the field of cryptography, or other developments may result in our failure or inability to adequately protect sensitive information. In addition, there may be scamming or phishing attempts, such as impersonating our personnel or our educator partners’ personnel, in an effort to obtain personal information from our learners or otherwise make inappropriate use of our platform, which could expose us to liability, reduce learner and educator partner satisfaction with our platform, or damage our reputation. For example, we have had several instances of users impersonating professors and inviting learners to off-platform forums in an effort to entice the learners to buy unrelated educational content.
Our platform is vulnerable to power outages, telecommunications failures, and catastrophic events, as well as computer viruses, worms, malicious code, break-ins, phishing attacks, denial-of-service attacks, ransomware, and other cyberattacks. Any of these incidents could lead to interruptions or shutdowns of our platform, loss of data, or unauthorized disclosure of personal data or other sensitive information. Cyberattacks could also result in the theft of our intellectual property. As we gain greater global visibility, we may face a higher risk of being targeted by cyberattacks. Advances in computer capabilities, new technological discoveries, or other developments may result in cyberattacks becoming more sophisticated and more difficult to detect.
Any failure or perceived failure by us to comply with our privacy policies, our privacy or data protection obligations to learners or other third parties, or our privacy or data protection legal obligations, or any compromise of security that results in the unauthorized access, release, use, or transfer of sensitive information, which may include personal data or other data, may result in governmental enforcement actions, litigation, or public statements against us by consumer advocacy groups or others and could cause learners to lose trust in us, which could have an adverse effect on our business. Furthermore, under the terms of our agreements with degree partners and customers, and our primary legal obligations, we are responsible for the costs of investigating and disclosing data breaches. In addition to costs associated with investigating and fully disclosing a data breach in such instances, we could be subject to substantial costs to remedy the data breach, substantial monetary fines, or private claims by affected parties, and our reputation would likely be harmed.
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
The laws and regulations related to payments are complex and vary across different jurisdictions in the U.S. and globally. As a result, we are required to spend significant time and effort to comply with those laws and regulations. Any failure or claim of our failure to comply, or any failure by our third-party service providers to comply, could cost us substantial resources, could result in liabilities, or could force us to stop offering certain third-party payment services. For example, in late 2021, the Reserve Bank of India imposed additional requirements for recurring credit card payments, and until financial institutions satisfied the new requirements, learners were unable to use credit cards from such institutions to purchase subscriptions. In 2022, Nigerian banks imposed limits on foreign currency spending, and later announced plans to suspend international card transactions completely. In addition, as we expand our international operations, we will need to accommodate international payment method alternatives. As we expand the availability of new payment methods in the future, including internationally, we may become subject to additional regulations and compliance requirements.
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
The success of our mobile apps could also be harmed by factors outside our control, such as:
•actions taken by mobile app distributors;

•unfavorable treatment received by our mobile apps, especially as compared to competing apps, such as the placement of our mobile apps in a mobile app download store;
•increased costs in the distribution and use of our mobile app; or
•changes in mobile operating systems, such as iOS and Android, that degrade the functionality of our mobile website or mobile apps or that give preferential treatment to competitive offerings.
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
In the ordinary course of our business, and in particular in connection with merchandising our services to our learners, we collect, process, store, and use personal information and data supplied by learners. Numerous federal, state, and foreign laws, rules, and regulations govern privacy, data protection, and the collection, use, and protection of personal information and other types of data we collect, use, disclose, and otherwise process. These laws, rules, and regulations are constantly evolving, and we expect that there will continue to be new proposed laws, regulations, and industry standards concerning privacy, data protection, and information security in the U.S., the EU, and globally.
In the U.S., a significant example of this is the California Consumer Privacy Act (the “CCPA”), which provides data privacy rights for California consumers and new operational requirements for covered companies. The CCPA provides that covered companies must provide disclosures to California consumers and afford such consumers new data privacy rights that include the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The California Privacy Rights Act (the “CPRA”), effective as of January 1, 2023, significantly modifies the CCPA, including by imposing additional obligations on covered companies and expanding consumers’ rights with respect to certain sensitive personal information and rights to object to sharing information for behavioral advertising purposes, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Additionally, the Virginia Consumer Data Protection Act, effective from January 1, 2023, the Colorado Privacy Act and the Connecticut Data Privacy Act, both effective from July 1, 2023, and the Utah Consumer Privacy Act, effective from December 31, 2023, each impose similar requirements on covered businesses. In addition, all 50 states have laws, including obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers, and others. Aspects of these U.S. state privacy laws and other laws and regulations relating to data protection, privacy, and information security, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them.
In addition to California, Colorado, Connecticut, Utah, and Virginia, there are a number of additional proposals for U.S. federal and state privacy laws that, if passed, could increase our potential liability, add layers of complexity to compliance in the U.S. market, increase our compliance costs, and adversely affect our business.
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
Furthermore, the future approach of legislators and regulators to artificial intelligence (“AI”) may have a significant impact on our business. The publication of the White House Blueprint for an AI Bill of Rights signals that compliance requirements on operators of AI systems in the U.S. may be significant. The European Commission’s proposal for the Artificial Intelligence Regulation (the “AI Regulation”) also proposes significant compliance obligations and regulatory fines for breaches on all operators of AI systems. A particular risk of the AI Regulation is the potential classification of certain uses of AI systems in an educational context as high risk, significantly increasing the compliance burden associated with running such AI systems and which may bring into question the feasibility of operating AI systems for certain use cases. The full extent and applicability of these requirements to our use cases will not be certain unless and until the proposal becomes law.
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
We rely on a combination of intellectual property rights, contractual protections, and other practices to protect our brand, proprietary information, technologies, and processes. We primarily rely on copyright and trade secret laws to protect our proprietary technologies and processes, including the algorithms we use throughout our business. Others may independently develop the same or similar technologies and processes, or may improperly acquire and use information about our technologies and processes, which may allow them to provide a service similar to ours, which could harm our competitive position. Our principal trademark assets include the registered trademark “Coursera” and our logos and taglines. We also hold the rights to the “Coursera.org” internet domain name and various related domain names, which are subject to internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. If we are unable to protect our trademarks or domain names, our brand recognition and reputation would suffer, we would incur significant expense establishing new brands, and our operating results would be adversely impacted. As of March 31, 2023, we had 19 issued patents relating to technology features of our platform, including identity verification, content delivery and navigation, and automation, which patents expire between 2034 and 2040, and a number of U.S. pending patent applications also relating to certain technology features of our platform. We cannot predict whether any pending patent application will result in an issued patent that will effectively protect and enforce our intellectual property. Even if a patent issues, the patent may be circumvented or its validity may be challenged in proceedings before the U.S. Patent and Trademark Office. In addition, we cannot assure you that every significant feature of technology and services will be protected by any patent or patent application. Further, to the extent we pursue patent protection for our innovations, patents we may apply for may not issue, and patents that do issue or that we acquire may not provide us with any competitive advantages or may be challenged by third parties. There can be no assurance that any patents we obtain will adequately protect our inventions or survive a legal challenge, as the legal standards relating to the validity, enforceability, and scope of protection of patent and other intellectual property rights are uncertain.
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
We believe that our company culture has been critical to our success. In addition, we believe that our status as a PBC and our commitment to providing global access to flexible and affordable world-class learning that supports personal development, career advancement, and economic opportunity distinguish us from our competitors and promote a relationship among our educator partners, learners, and employees founded on trust. However, we face a number of challenges that may affect our ability to sustain our company culture, including:
•a need to identify, attract, reward, and retain people in leadership positions in our organization who share and further our culture, values, mission, and public benefit objectives;
•the increasing size and geographic diversity of our workforce, and our ability to promote an inclusive and consistent culture across all our offices and employees, including those in a remote work environment;
•the market perception about our public benefit objectives;
•competitive pressures that may divert us from our mission, vision, and values;
•the continued challenges of a rapidly evolving industry; and
•the increasing need to develop expertise in new areas of business that affect us.
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
We have incurred substantial federal net operating losses (“NOLs”) during prior periods. NOLs may carry forward to offset future taxable income; however, they could expire unused and be unavailable to offset future income tax liabilities. Specifically, the Tax Cuts and Jobs Act imposes certain limitations on the deduction of NOLs generated in tax years that began on or after January 1, 2018, including a limitation on use of NOLs to offset only 80% of taxable income and the disallowance of NOL carrybacks. Although NOLs generated in tax years before 2018 may still be used to offset future income without limitation, the recent legislation, among other regulatory and economic changes, may limit our ability to use our NOLs to offset any future taxable income. Our NOLs may similarly expire under state laws. In addition, under the rules of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its NOLs and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. The applicable rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company, as well as changes in ownership arising from new issuances of stock by the company. As a result of these rules, in the event that we experience one or more ownership changes as a result of future transactions in our stock, we may be limited in our ability to use our NOL carryforwards to offset our future taxable income, if any.
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
We are required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“SOX”). In addition, our independent registered public accounting firm is required to annually attest to the effectiveness of our internal control over financial reporting. SOX requires that we maintain effective ICOFR and disclosure controls and procedures. In particular, on an ongoing basis, we must perform system and process evaluations, document our controls, and perform testing of our key controls over financial reporting to allow management and our independent public accounting firm to report on the effectiveness of our ICOFR. If we are not able to comply with SOX requirements, or if we or our independent public accounting firm identify deficiencies in our ICOFR that are deemed to be material weaknesses, the market price of our stock would likely decline, and we could be subject to lawsuits, sanctions, or investigations by regulatory authorities, which would require additional financial and management resources.
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
Our stock price may be volatile and may decline, and you may not be able to resell your shares at or above the price at which your shares were acquired. The trading price and volume of our common stock could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•variations in our operating results and other financial and operational metrics, including the key financial and operating metrics disclosed in this Quarterly Report on Form 10-Q, as well as how those results and metrics compare to analyst and investor expectations;
•speculation in the market about our operating results;
•the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates or ratings by any securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;
•events or factors resulting from global health crises such as the COVID-19 pandemic, war or other outbreak of hostilities, geopolitical tensions, acts of terrorism, responses to these events, or the perception that any such factors or events may occur;

•announcements of new services or enhancements, strategic alliances or significant agreements, or other developments by us or our competitors;
•announcements by us or our competitors of mergers or acquisitions or rumors of such transactions involving us or our competitors;
•changes in management, other key personnel, or our board of directors;
•disruptions in our platform due to hardware, software, or network problems, security breaches, or other issues;
•the strength of the global economy or the economy in the jurisdictions in which we operate, and market conditions in our industry and those affecting our educator partners and learners;
•trading activity by our principal stockholders, and other market participants, in whom ownership of our common stock may be concentrated;
•price and volume fluctuations in the overall stock market;
•the performance of the equity markets in general and in our industry;
•the operating performance of other similar companies;
•actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•new laws or regulations, new interpretations of existing laws, or regulations applicable to our business;
•litigation or other claims against us;
•the number of shares of our common stock that are available for public trading; and
•any other factors discussed in this Quarterly Report on Form 10-Q.
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
In addition, as of March 31, 2023, 41,500,883 shares were issuable upon exercise of outstanding stock options or the vesting of outstanding RSUs. Sales of stock by these equity holders or the perception that such sales could occur could adversely affect the trading price of our common stock.
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
Provisions in our amended and restated certificate of incorporation and bylaws, may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and bylaws include provisions that:
•authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our common stock;
•require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•specify that special meetings of our stockholders can be called only by our board of directors, the Chairman of our board of directors, our President, or our Chief Executive Officer;
•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;
•prohibit cumulative voting in the election of directors;
•provide that our directors may be removed only for cause;
•provide that vacancies on our board of directors may be filled by a majority of directors then in office, even if less than a quorum; and
•require the approval of our board of directors or the holders of at least 66 2/3% of our outstanding shares of capital stock to amend our bylaws and certain provisions of our certificate of incorporation.
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
____________________________
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

COURSERA, INC.

Date: May 4, 2023	By:	/s/ Jeffrey N. Maggioncalda
Jeffrey N. Maggioncalda
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Kenneth R. Hahn
Kenneth R. Hahn
Senior Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

Date: May 4, 2023	By:	/s/ Michele M. Meyers
Michele M. Meyers
Vice President, Accounting and Chief Accounting Officer
(Principal Accounting Officer)