Form 10-Q
period 2023-06-30
Coursera, Inc.
filed 2023-08-03
CIK 1651562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission File Number: 001-40275
_________________________________________________________
COURSERA, INC.
(Exact Name of Registrant as Specified in its Charter)
_________________________________________________________

Delaware	45-3560292
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
381 E. Evelyn Ave. Mountain View, California	94041
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (650) 963-9884
_________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	COUR	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 27, 2023, the registrant had 149,691,192 shares of common stock, $0.00001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$361,201	$320,817
Marketable securities	355,710	459,654
Accounts receivable, net of allowance for credit losses of $267 and $495 as of June 30, 2023 and December 31, 2022	73,209	53,734
Deferred costs, net	24,734	24,147
Prepaid expenses and other current assets	22,154	17,636
Total current assets	837,008	875,988
Property, equipment, and software, net	28,840	27,096
Operating lease right-of-use assets	7,199	9,605
Intangible assets, net	9,179	8,553
Other assets	36,484	26,355
Total assets	$918,710	$947,597
Liabilities and Stockholders’ Equity
Current liabilities:
Educator partners payable	$88,719	$66,375
Other accounts payable and accrued expenses	17,582	23,342
Accrued compensation and benefits	23,020	21,163
Operating lease liabilities, current	7,660	8,658
Deferred revenue, current	138,601	115,701
Other current liabilities	9,093	7,202
Total current liabilities	284,675	242,441
Operating lease liabilities, non-current	2,650	5,791
Deferred revenue, non-current	3,212	3,076
Other liabilities	1,692	1,714
Total liabilities	292,229	253,022
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized and no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value—300,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 156,904,092 shares issued and 149,635,861 shares outstanding as of June 30, 2023, and 150,683,607 shares issued and 147,935,669 shares outstanding as of December 31, 2022	2	1
Additional paid-in capital	1,414,559	1,364,116
Treasury stock—at cost, 7,268,231 and 2,747,938 shares as of June 30, 2023 and December 31, 2022	(59,230)	(4,701)
Accumulated other comprehensive loss	(620)	(718)
Accumulated deficit	(728,230)	(664,123)
Total stockholders’ equity	626,481	694,575
Total liabilities and stockholders’ equity	$918,710	$947,597
See notes to Condensed Consolidated Financial Statements (Unaudited).

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$153,702	$124,754	$301,344	$245,187
Cost of revenue	74,001	46,348	144,175	89,151
Gross profit	79,701	78,406	157,169	156,036
Operating expenses:
Research and development	41,286	44,929	85,095	82,884
Sales and marketing	52,001	55,586	104,873	107,253
General and administrative	24,937	25,726	50,460	50,904
Restructuring related charges	(147)	—	(5,806)	—
Total operating expenses	118,077	126,241	234,622	241,041
Loss from operations	(38,376)	(47,835)	(77,453)	(85,005)
Interest income	8,240	837	16,277	1,172
Other (expense) income, net	(8)	(1,173)	94	(1,598)
Loss before income taxes	(30,144)	(48,171)	(61,082)	(85,431)
Income tax expense	1,599	1,163	3,025	2,171
Net loss	$(31,743)	$(49,334)	$(64,107)	$(87,602)
Net loss per share—basic and diluted	$(0.21)	$(0.34)	$(0.43)	$(0.61)
Weighted average shares used in computing net loss per share—basic and diluted	150,262,064	144,782,220	149,621,816	143,909,469
See notes to Condensed Consolidated Financial Statements (Unaudited).

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(31,743)	$(49,334)	$(64,107)	$(87,602)
Change in unrealized (loss) gain on marketable securities, net of tax	(335)	(454)	98	(2,066)
Comprehensive loss	$(32,078)	$(49,788)	$(64,009)	$(89,668)
See notes to Condensed Consolidated Financial Statements (Unaudited).

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance—March 31, 2023	152,932,136	$1	$1,382,487	(2,747,938)	$(4,701)	$(285)	$(696,487)	$681,015
Issuance of common stock upon exercise of options	2,161,345	1	8,759	—	—	—	—	8,760
Vesting of restricted stock units	2,437,874	—	—	—	—	—	—	—
Tax withholding on vesting of restricted stock units	(979,202)	—	(11,819)	—	—	—	—	(11,819)
Repurchases of common stock	—	—	—	(4,520,293)	(54,529)	—	—	(54,529)
Issuance of common stock related to employee stock purchase plan	351,939	—	3,530	—	—	—	—	3,530
Stock-based compensation expense	—	—	31,602	—	—	—	—	31,602
Change in unrealized loss on marketable securities	—	—	—	—	—	(335)	—	(335)
Net loss	—	—	—	—	—	—	(31,743)	(31,743)
Balance—June 30, 2023	156,904,092	$2	$1,414,559	(7,268,231)	$(59,230)	$(620)	$(728,230)	$626,481
Balance—December 31, 2022	150,683,607	$1	$1,364,116	(2,747,938)	$(4,701)	$(718)	$(664,123)	$694,575
Issuance of common stock upon exercise of options	3,259,812	1	14,113	—	—	—	—	14,114
Vesting of restricted stock units	4,414,108	—	—	—	—	—	—	—
Tax withholding on vesting of restricted stock units	(1,812,179)	—	(24,855)	—	—	—	—	(24,855)
Repurchases of common stock	—	—	—	(4,520,293)	(54,529)	—	—	(54,529)
Issuance of restricted stock awards	6,805	—	—	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	351,939	—	3,530	—	—	—	—	3,530
Stock-based compensation expense	—	—	57,655	—	—	—	—	57,655
Change in unrealized gain on marketable securities	—	—	—	—	—	98	—	98
Net loss	—	—	—	—	—	—	(64,107)	(64,107)
Balance—June 30, 2023	156,904,092	$2	$1,414,559	(7,268,231)	$(59,230)	$(620)	$(728,230)	$626,481

Balance—March 31, 2022	146,578,434	$1	$1,262,283	(2,747,938)	$(4,701)	$(1,864)	$(527,034)	$728,685
Issuance of common stock upon exercise of options	1,145,682	—	5,035	—	—	—	—	5,035
Vesting of restricted stock units	400,030	—	—	—	—	—	—	—
Tax withholding on vesting of restricted stock units	(145,203)	—	(2,227)	—	—	—	—	(2,227)
Issuance of common stock related to employee stock purchase plan	353,828	—	4,596	—	—	—	—	4,596
Stock-based compensation expense	—	—	29,486	—	—	—	—	29,486
Change in unrealized loss on marketable securities	—	—	—	—	—	(454)	—	(454)
Net loss	—	—	—	—	—	—	(49,334)	(49,334)
Balance—June 30, 2022	148,332,771	$1	$1,299,173	(2,747,938)	$(4,701)	$(2,318)	$(576,368)	$715,787
Balance—December 31, 2021	144,653,979	$1	$1,235,231	(2,747,938)	$(4,701)	$(252)	$(488,766)	$741,513
Issuance of common stock upon exercise of options	2,873,688	—	11,485	—	—	—	—	11,485
Vesting of restricted stock units	722,365	—	—	—	—	—	—	—
Tax withholding on vesting of restricted stock units	(271,089)	—	(4,852)	—	—	—	—	(4,852)
Issuance of common stock related to employee stock purchase plan	353,828	—	4,596	—	—	—	—	4,596
Stock-based compensation expense	—	—	52,713	—	—	—	—	52,713
Change in unrealized loss on marketable securities	—	—	—	—	—	(2,066)	—	(2,066)
Net loss	—	—	—	—	—	—	(87,602)	(87,602)
Balance—June 30, 2022	148,332,771	$1	$1,299,173	(2,747,938)	$(4,701)	$(2,318)	$(576,368)	$715,787
See notes to Condensed Consolidated Financial Statements (Unaudited).

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(64,107)	$(87,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,842	8,621
Stock-based compensation expense	54,050	49,483
(Amortization) accretion of marketable securities	(9,413)	1,020
Impairment of long-lived assets	1,275	5,095
Other	202	493
Changes in operating assets and liabilities:
Accounts receivable, net	(19,686)	(23,428)
Prepaid expenses and other assets	(14,269)	(13,522)
Operating lease right-of-use assets	2,407	2,507
Accounts payable and accrued expenses	15,863	4,462
Accrued compensation and other liabilities	2,259	(1,151)
Operating lease liabilities	(4,139)	(3,136)
Deferred revenue	23,037	19,758
Net cash used in operating activities	(1,679)	(37,400)
Cash flows from investing activities:
Purchases of marketable securities	(121,756)	(180,552)
Proceeds from maturities of marketable securities	235,000	15,000
Purchases of property, equipment, and software	(721)	(717)
Capitalized internal-use software costs	(7,604)	(7,266)
Purchases of content assets	(1,300)	(954)
Net cash provided by (used in) investing activities	103,619	(174,489)
Cash flows from financing activities:
Proceeds from exercise of stock options	14,114	11,787
Proceeds from employee stock purchase plan	3,530	4,596
Payments for repurchases of common stock	(53,066)	—
Payment of deferred offering costs	—	(295)
Payments for tax withholding on vesting of restricted stock units	(24,855)	(4,852)
Net cash (used in) provided by financing activities	(60,277)	11,236
Net increase (decrease) in cash, cash equivalents, and restricted cash	41,663	(200,653)
Cash, cash equivalents, and restricted cash—Beginning of period	322,878	582,719
Cash, cash equivalents, and restricted cash—End of period	$364,541	$382,066
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$361,201	$380,005
Restricted cash, current	1,574	—
Restricted cash, non-current	1,766	2,061
Total cash, cash equivalents, and restricted cash	$364,541	$382,066
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$2,284	$1,475
Supplemental disclosure of noncash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$3,605	$3,230
Unsettled repurchases of common stock	$1,463	$—
Unpaid purchases of content assets	$1,193	$—
See notes to Condensed Consolidated Financial Statements (Unaudited).

COURSERA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
1.    BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) of Coursera, Inc., a Delaware public benefit corporation, and its subsidiaries (“Coursera,” the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These Condensed Consolidated Financial Statements (Unaudited) have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of our financial information. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period or for any other future year. The balance sheet as of December 31, 2022 has been derived from the Consolidated Financial Statements at that date but does not include all information required by GAAP for annual consolidated financial statements.
These Condensed Consolidated Financial Statements (Unaudited) should be read in conjunction with the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 23, 2023 (“Form 10-K”).
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
2.    SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The Condensed Consolidated Financial Statements (Unaudited) include the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Reporting Segments
We conduct our operations through three reporting segments: Consumer, Enterprise, and Degrees. Refer to Note 13 for additional information.
Use of Estimates
The preparation of the Condensed Consolidated Financial Statements (Unaudited) in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and related disclosures as of the date of the Condensed Consolidated Financial Statements (Unaudited), as well as the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience, current conditions, and various other factors that we believe to be reasonable under the circumstances. Significant items subject to such estimates, judgements, and assumptions include, but are not limited to, those related to the determination of principal versus agent and variable consideration in our revenue contracts; stock-based compensation expense; period of benefit for capitalized commissions; internal-use software costs; useful lives of long-lived assets; the carrying value of operating lease right-of-use assets; the valuation of intangible assets and income tax expense, including the valuation of deferred tax assets and liabilities, among others. Actual results could differ from those estimates, and any such differences could be material to our Condensed Consolidated Financial Statements (Unaudited).

Summary of Significant Accounting Policies
There have been no significant changes to our significant accounting policies, other than the update described below, as of and for the three and six months ended June 30, 2023 as compared to the significant accounting policies described in our Form 10-K.
Contract Acquisition and Fulfillment Costs
Deferred Commissions
Customer acquisition costs are primarily related to sales commissions and related payroll taxes earned by our Enterprise sales force, which are incremental costs we incur to obtain a contract. Sales commissions and related payroll costs earned by our Enterprise sales force, which are incremental costs we incur to obtain a contract, are deferred and then amortized on a straight-line basis over the expected period of benefit. On an annual basis, we assess the expected period of benefit by taking into consideration the length of terms in Enterprise customer contracts, the life of the technology, and other factors. Based on our most recent assessment, we determined that the expected period of benefit for incremental costs of our Enterprise customer contracts should be increased from three years to four years. This change in accounting estimate was effective January 1, 2023 and is accounted for prospectively in our Condensed Consolidated Financial Statements (Unaudited). For the three and six months ended June 30, 2023, the change in the expected period of benefit resulted in a benefit to sales and marketing expenses of $1,006 and $2,154. Sales commissions and related payroll taxes paid for Enterprise contract renewals continue to be amortized over the renewal term, which is generally two years.
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
For the purpose of assessing the concentration of credit risk with respect to accounts receivable and significant customers, we treat a group of customers under common control or customers that are affiliates of each other as a single customer. For the three and six months ended June 30, 2023 and 2022, we did not have any customers that accounted for more than 10% of our revenue. As of June 30, 2023, we had one customer that accounted for 12% of our net accounts receivable balance that has since been collected within typical business terms. As of December 31, 2022, we did not have any customers that accounted for more than 10% of our net accounts receivable balance.
3.    REVENUE RECOGNITION
Contract Balances
Contract assets and liabilities were as follows:

	June 30, 2023	December 31, 2022	January 1, 2022
Contract assets:
Billed accounts receivable, net of allowance for credit losses	$67,503	$45,337	$22,286
Unbilled accounts receivable	5,706	8,397	12,110
Total contract assets	$73,209	$53,734	$34,396
Contract liabilities:
Deferred revenue	$141,813	$118,777	$98,488
Total contract liabilities	$141,813	$118,777	$98,488
Revenue recognized during the six months ended June 30, 2023 and 2022 that was included in the corresponding deferred revenue balance at the beginning of each year was $89,329 and $70,323.

Remaining Performance Obligations
Remaining performance obligations represent future revenue that is under non-cancelable contracts but has not yet been recognized. As of June 30, 2023, we had remaining performance obligations of $320,406 and expect to recognize approximately 65% of this balance as revenue over the next 12 months and the remainder thereafter.
Costs to Obtain and Fulfill Contracts
During the three months ended June 30, 2023 and 2022, we capitalized $4,726 and $4,606 of commissions and related payroll tax expenditures, and we amortized $2,933 and $3,003 to sales and marketing expense in the Condensed Consolidated Statements of Operations (Unaudited). During the six months ended June 30, 2023 and 2022, we capitalized commissions and related payroll tax expenditures of $7,698 and $7,099, and we amortized $5,614 and $5,747 to sales and marketing expense. As of June 30, 2023 and December 31, 2022, deferred commissions and related payroll tax expenditures included in deferred costs were $11,473 and $13,300 and in other assets were $14,337 and $10,426.
During the three and six months ended June 30, 2022, we recognized an impairment loss of $0 and $1,886 on deferred partner fees that we do not expect to recover associated with content from Russian educator partners whose content we removed from our platform. The impairment loss was recorded within general and administrative expenses in the Condensed Consolidated Statements of Operations (Unaudited). No impairment loss related to deferred partner fees was recognized during the three and six months ended June 30, 2023.
4.    INVESTMENTS
The following table summarizes our investments measured at fair value on a recurring basis by balance sheet classification and investment type:

	June 30, 2023				December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value - Level 1	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value - Level 1
Cash equivalents—money market funds	$187,025	$—	$—	$187,025	$304,750	$—	$—	$304,750
Cash equivalents—U.S. Treasury securities	136,567	36	—	136,603	—	—	—	—
Total cash equivalents	323,592	36	—	323,628	304,750	—	—	304,750
Marketable securities—U.S. Treasury securities	356,366	4	(660)	355,710	460,372	26	(744)	459,654
Total	$679,958	$40	$(660)	$679,338	$765,122	$26	$(744)	$764,404
Gross realized gains and losses related to our marketable securities were not material for the three and six months ended June 30, 2023 and 2022.
The following table presents the cost basis and fair value of our available-for-sale (“AFS”) marketable securities by contractual maturity date:

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$356,366	$355,710	$460,372	$459,654
Investments in an unrealized loss position consisted of the following:

	June 30, 2023		December 31, 2022
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$325,741	$(660)	$356,767	$(744)

As of June 30, 2023 and December 31, 2022, our AFS marketable securities were comprised of U.S. Treasury securities, which are backed by the full faith and credit of the U.S. government. As a result, there were no credit or non-credit impairment charges recorded during the three and six months ended June 30, 2023 and 2022.
We remeasure our equity-method investment in a private company at fair value on a nonrecurring basis when an identifiable event or change in circumstance may have a significant adverse impact on its fair value. No such events or changes occurred during the three and six months ended June 30, 2023 and 2022.
5.    CONSOLIDATED BALANCE SHEET COMPONENTS
Restricted Cash
Restricted cash, current is included in prepaid expenses and other current assets, and restricted cash, non-current is included in other assets, both in the Condensed Consolidated Balance Sheets (Unaudited).
Property, Equipment, and Software, Net
Property, equipment, and software, net consisted of the following:

	June 30, 2023	December 31, 2022
Internal-use software and website development	$63,265	$53,215
Computer equipment and purchased software	5,020	4,662
Leasehold improvements	6,910	6,567
Furniture and fixtures	2,759	2,714
Total property, equipment, and software	77,954	67,158
Less accumulated depreciation and amortization	(49,114)	(40,062)
Property, equipment, and software, net	$28,840	$27,096
Depreciation and amortization expense related to property, equipment, and software for the three and six months ended June 30, 2023 was $4,650 and $9,472 and $3,779 and $7,318 for the three and six months ended June 30, 2022. These amounts include amortization expense for internal-use software and website development of $4,043 and $8,264 for the three and six months ended June 30, 2023 and $3,059, and $5,870 for the three and six months ended June 30, 2022, that is recorded within cost of revenue in the Condensed Consolidated Statements of Operations (Unaudited).
Intangible Assets, Net
Intangible assets, net consisted of the following:

	June 30, 2023			December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Content assets	$8,817	$(2,643)	$6,174	$6,821	$(1,971)	$4,850
Developed technology	8,446	(5,441)	3,005	8,446	(4,743)	3,703
Assembled workforce	181	(181)	—	181	(181)	—
Intangible assets	$17,444	$(8,265)	$9,179	$15,448	$(6,895)	$8,553
During the three and six months ended June 30, 2023, we capitalized content assets of $1,390 and $1,996 and $122 and $377 during the three and six months ended June 30, 2022. Intangible assets amortization expense was $681 and $660 for the three months ended June 30, 2023 and 2022 and $1,370 and $1,303 for the six months ended June 30, 2023 and 2022.

As of June 30, 2023, future expected amortization expense for intangible assets was as follows:

Remainder of 2023	$1,418
2024	3,175
2025	2,649
2026	983
2027	552
Thereafter	402
Total	$9,179
6.    LEASES
We have entered into various non-cancelable office space operating leases with lease periods expiring through April 2025. These leases do not contain residual value guarantees, covenants, or other restrictions.
In May 2022, we entered into a sublease agreement pursuant to which we subleased a part of our existing office space in Mountain View, California. We classified the sublease as an operating lease. The term of the sublease commenced on June 1, 2022 and terminates on October 31, 2024. Sublease income from this agreement was $680 and $1,360 for the three and six months ended June 30, 2023 and was not material for the three and six months ended June 30, 2022.
During the three and six months ended June 30, 2022, we recognized an impairment loss of $2,304 related to our operating lease right-of-use asset and $904 related to property and equipment, which were allocated within operating expenses in the Condensed Consolidated Statements of Operations (Unaudited), consistent with the allocation approach used for operating lease costs. No such impairment loss was recognized during the three and six months ended June 30, 2023.
7.    INCOME TAXES
Income tax expense or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, we update the estimate of the annual effective tax rate, and if the estimated tax rate changes, we record a cumulative adjustment.
Our effective tax rate for the three months ended June 30, 2023 and 2022 was (5.3)% and (2.4)% and (5.0)% and (2.5)% for the six months ended June 30, 2023 and 2022. The difference between the effective tax rate and the U.S. federal statutory rate is primarily due to a valuation allowance for our federal and state net deferred tax assets, income taxes on foreign operations, U.S. state income taxes, and stock-based compensation expense.
As of June 30, 2023, we continued to have a full valuation allowance against our U.S. federal and state deferred tax assets. Management regularly evaluates the realizability of our deferred tax assets. Adjustments are recorded to income during the period in which management makes the determination a deferred tax asset is more likely than not to be realized.
8.    NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(31,743)	$(49,334)	$(64,107)	$(87,602)
Denominator:
Weighted-average shares used in computing net loss per share—basic and diluted	150,262,064	144,782,220	149,621,816	143,909,469
Net loss per share—basic and diluted	$(0.21)	$(0.34)	$(0.43)	$(0.61)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2023	2022
Common stock options	14,874,208	19,489,493
RSUs	22,358,430	12,485,154
ESPP stock purchase rights (“ESPP Rights”)	122,467	117,711
Total	37,355,105	32,092,358
9.    COMMITMENTS AND CONTINGENCIES
Purchase Obligations
Purchase obligations relate mainly to a third-party cloud infrastructure agreement, subscription arrangements, and service agreements used to facilitate our operations. As of June 30, 2023, we had approximately $29,340 of future minimum payments under our non-cancelable purchase obligations with a remaining term in excess of one year, which are expected to be paid through 2026.
Litigation
We evaluate uncertainties associated with litigation and record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and (ii) the loss or range of loss can be reasonably estimated. If we determine that a loss is possible and a range of the loss can be reasonably estimated, we disclose the range of the possible loss in the notes to the Condensed Consolidated Financial Statements (Unaudited). We evaluate, on a quarterly basis, developments in our legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related ranges of possible losses in order to make adjustments and changes to our disclosures as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, possible losses related to such matters. Until the final resolution of such matters, there may be an exposure to loss, and such amounts could be material.
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

10.    STOCKHOLDERS' EQUITY
Share Repurchase Program
On April 26, 2023, our board of directors approved a share repurchase program with authorization to purchase up to $95 million of our common stock, excluding commissions and fees (the “Repurchase Program”). We may repurchase shares of common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The number of shares to be repurchased and the timing of the repurchases will depend on several factors, including, without limitation, business, economic, and market conditions, corporate, legal, and regulatory requirements, prevailing stock prices, trading volume, and other considerations. The Repurchase Program may be suspended or discontinued at any time and does not obligate us to acquire any amount of common stock.
To date, we have utilized our existing cash and cash equivalents to fund repurchases under the Repurchase Program. During the three and six months ended June 30, 2023, we repurchased an aggregate of 4,520,293 shares of our common stock for $54.5 million pursuant to a Rule 10b5-1 trading plan, including $0.1 million of commissions. As of June 30, 2023, $1.5 million in unsettled repurchases of our common stock were recorded within other current liabilities in our Condensed Consolidated Balance Sheets (Unaudited). As of June 30, 2023, we had $40.6 million remaining under the Repurchase Program, which has no expiration date and will continue unless otherwise suspended or discontinued.
11.    EMPLOYEE BENEFIT PLANS
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
As of June 30, 2023, 10,629,723 shares of our common stock were reserved for future issuance under the 2021 Plan. As of June 30, 2023, 4,571,095 shares of our common stock were reserved for issuance under the ESPP.
Stock Options
We may grant stock options at prices not less than the grant date fair value. These stock options generally expire 10 years from the grant date. Incentive stock options and non-statutory stock options generally vest ratably over a four-year service period.
Stock option activity for the six months ended June 30, 2023 was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balance—December 31, 2022	18,153,195	$6.07	5.41	$120,289
Granted	454,626	14.72
Exercised	(3,259,812)	4.33
Canceled	(473,801)	10.23
Balance—June 30, 2023	14,874,208	$6.58	5.34	$108,844
Options vested	11,720,796	$4.83	4.79	$100,517
The aggregate intrinsic value of options exercised was $26,152 for the six months ended June 30, 2023.
RSUs
RSUs granted have a service-based vesting condition, which are satisfied generally either (i) over four years with a 25% cliff vesting period after one year and 6.25% vesting each quarter thereafter for new hires, or (ii) over four years with 6.25% vesting each quarter for new grants to existing employees. The related stock-based compensation expense is recognized on a straight-line basis over the requisite service period.

RSU activity for the six months ended June 30, 2023 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested balance—December 31, 2022	22,773,053	$17.75	$269,779
Granted	5,840,206	11.14
Vested	(4,414,108)	19.00
Forfeited	(1,840,721)	21.60
Unvested balance—June 30, 2023	22,358,430	$15.46	$291,107
Stock-Based Compensation Expense
Stock-based compensation expense is classified in the Condensed Consolidated Statements of Operations (Unaudited) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$914	$812	$1,791	$1,389
Research and development	13,303	12,619	26,768	22,362
Sales and marketing	7,499	8,048	15,856	14,322
General and administrative	7,609	6,026	15,240	11,410
Restructuring related charges	(17)	—	$(5,605)	—
Total	$29,308	$27,505	$54,050	$49,483
We capitalized $2,294 and $1,981 of stock-based compensation related to the development of our internal-use software during the three months ended June 30, 2023 and 2022 and $3,605 and $3,230 during the six months ended June 30, 2023 and 2022.
As of June 30, 2023, there was a total of $22,334 unrecognized employee compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.0 years. In addition, as of June 30, 2023, total unrecognized compensation cost related to unvested RSUs was $275,014, which is expected to be recognized over a weighted-average period of approximately 2.9 years. Total unrecognized compensation cost related to ESPP Rights as of June 30, 2023 was $9,840, which is expected to be recognized over a weighted-average period of approximately 1.2 years.
Common Stock Reserved for Issuance
The following table presents total shares of our common stock reserved for future issuance:

	June 30, 2023	December 31, 2022
Stock options outstanding	14,874,208	18,153,195
RSUs outstanding	22,358,430	22,773,053
Shares available for future grants	15,200,818	8,819,998
Total shares of common stock reserved	52,433,456	49,746,246
401(k) Plan
We have a 401(k) savings plan that provides for a discretionary employer-matching contribution. We made matching contributions of $604 and $687 to the plan for the three months ended June 30, 2023 and 2022 and $1,460 and $1,354 for the six months ended June 30, 2023 and 2022.

12.    RELATED-PARTY TRANSACTION
During the year ended December 31, 2017, we entered into a content sourcing agreement with a related party in the normal course of business and under standard terms. Content fees earned by the related party during the three months ended June 30, 2023 and 2022 were $1,812 and $1,546. Content fees earned by the related party during the six months ended June 30, 2023 and 2022 were $3,505 and $3,176. Content fees earned by the related party were recorded within cost of revenue in the Condensed Consolidated Statements of Operations (Unaudited). As of June 30, 2023 and December 31, 2022, outstanding educator partner payables related to this content sourcing agreement were $1,812 and $1,223.
13.    SEGMENT AND GEOGRAPHIC INFORMATION
Segment Information
Our chief operating decision maker (“CODM”) is our Chief Executive Officer. For the purposes of allocating resources and assessing performance, the CODM examines three segments, which relate to our three revenue sources: Consumer, Enterprise, and Degrees. This is also consistent with how we disaggregate revenue.
The tables below summarize the financial information for each reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue	2023	2022	2023	2022
Consumer	$86,999	$69,688	$169,028	$137,784
Enterprise	54,180	43,704	106,353	82,750
Degrees	12,523	11,362	25,963	24,653
Total revenue	$153,702	$124,754	$301,344	$245,187

Segment gross profit
Consumer	$45,117	$50,716	$89,734	$99,012
Enterprise	38,676	31,114	73,646	59,066
Degrees	12,523	11,362	25,963	24,653
Total segment gross profit	$96,316	$93,192	$189,343	$182,731

Reconciliation of segment gross profit to gross profit
Platform and support costs	$10,977	$10,270	$20,749	$18,163
Stock-based compensation expense	914	812	1,791	1,389
Amortization of internal-use software	4,043	3,059	8,264	5,870
Amortization of intangible assets	681	645	1,370	1,273
Total reconciling items	16,615	14,786	32,174	26,695
Gross profit	$79,701	$78,406	$157,169	$156,036
Geographic Information
Revenue
The following table summarizes the revenue by region based on the billing address of our customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$81,713	$66,009	$160,222	$128,784
Europe, Middle East, and Africa	37,658	30,973	74,665	61,589
Asia Pacific	19,741	16,284	38,339	32,301
Other	14,590	11,488	28,118	22,513
Total	$153,702	$124,754	$301,344	$245,187

No single country other than the United States represented 10% or more of our total revenue during the three and six months ended June 30, 2023 and 2022.
Long-lived assets
The following table presents our long-lived assets, consisting of property, equipment, and software, net of depreciation and amortization, and operating lease right-of-use assets, by geographic region:

	June 30, 2023	December 31, 2022
United States	$34,715	$35,457
Rest of World	1,324	1,244
Total	$36,039	$36,701
14.    RESTRUCTURING RELATED CHARGES
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
As a result of this reduction, we recognized restructuring related charges, within operating expenses, mainly related to personnel expenses, such as employee severance and benefits costs, during the year ended December 31, 2022. Related cash payments made in the three and six months ended June 30, 2023 were immaterial and $5.1 million and reflected as cash used in operating activities within our Condensed Consolidated Statements of Cash Flows (Unaudited). We recorded a reversal of stock-based compensation expense of approximately $5.6 million during the six months ended June 30, 2023, when the forfeiture of RSUs and stock options occurred. We also recorded an immaterial reversal of unclaimed employee benefits costs in the same period. Restructuring related charges during the three months ended June 30, 2023 were immaterial. Essentially all expenses relating to this reduction were paid as of June 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following section discusses financial condition and results of operations of Coursera, Inc. and its subsidiaries (“Coursera,” the “Company,” “we,” “us,” or “our”) and should be read in conjunction with our Condensed Consolidated Financial Statements (Unaudited) and the related notes included in Item 1 of Part I of this report and together with our Consolidated Financial Statements and the related notes and the discussions under the heading “Management’s Discussions and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2022 included in our Form 10-K.
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
•the availability of capital to grow our business and our anticipated future capital requirements and factors affecting the same;
•our ability to successfully defend any current or future litigation brought against us;
•our ability to implement and maintain effective internal controls;
•potential changes in laws and regulations applicable to us or our partners and our partners’ ability to comply therewith;

•our share repurchase program;
•the amount of time for which we expect our cash balances and other available financial resources to be sufficient to fund our operations;
•our contractual obligations and commitments;
•the anticipated utility of our non-GAAP financial measures and key business metrics;
•our expectations as to interest rate and foreign currency risks; and
•the effect of COVID-19 on our business and operations, including the demand for online learning following the COVID-19 pandemic.
In addition, any statements contained herein that are not statements of historical facts are deemed to be forward-looking statements. These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this report and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied by our forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed in Part II, Item 1A “Risk Factors” of this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We qualify all of the forward-looking statements in this report with these cautionary statements.
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
As shifts in the digital economy are increasing the need for new skills, Coursera’s online learning offerings can meet this global demand and provide access to world-class education to learners, organizations, and institutions worldwide. We partner with over 300 leading global university and industry partners to create and distribute high-quality content that is modular, flexible, and affordable. As of June 30, 2023, approximately 129 million learners are registered on our platform to engage with a wide range of offerings from industry microcredentials, including entry-level Professional Certificates, to bachelor’s and master’s degree programs.
Coursera serves learners where and how they want to learn—in their homes, through their employers, through their colleges and universities, and through government-sponsored programs. We provide a broad range of learning content and credentials, including Clips, Guided Projects, Specializations, courses, and certificates that can build towards a broader course of study such as a degree or postgraduate diploma. Our go-to-market strategy centers on efficiently attracting learners to our platform through content and credentials from world-class brands, while promoting personalized pathways to jobs and degree programs. Additionally, our data-driven learner experience identifies potential Enterprise prospects, complemented by our direct sales team, which finds and engages with potential business, academic, government, and other institutional customers.
For the three months ended June 30, 2023 and 2022, we generated a net loss of $31.7 million and $49.3 million, which included stock-based compensation expense of $29.3 million and $27.5 million, and a net loss margin as a percentage of revenue of 21% and 40%.
For the six months ended June 30, 2023 and 2022, we generated a net loss of $64.1 million and $87.6 million, which included stock-based compensation expense of $54.1 million and $49.5 million, and a net loss margin as a percentage of revenue of 21% and 36%.

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
As a result of this reduction, we recognized restructuring related charges, within operating expenses, mainly related to personnel expenses, such as employee severance and benefits costs during the year ended December 31, 2022. We recorded a reversal of stock-based compensation expense of approximately $5.6 million during the six months ended June 30, 2023, when the forfeiture of restricted stock units (“RSUs”) and stock options occurred. We also recorded an immaterial reversal of unclaimed employee benefit costs in the same period. Restructuring related charges during the three months ended June 30, 2023 were immaterial. Essentially all expenses relating to this reduction were paid as of June 30, 2023.
Factors Affecting Our Performance
We believe that the growth of our business and our future success are dependent upon many factors. While each of these factors present significant opportunities for us, these factors also pose challenges that we must successfully address in order to sustain the growth of our business and enhance our results of operations.
Ability to attract and engage new learners, Enterprise customers, and Degrees students. In order to grow our business, we must attract new learners, Enterprise customers, and Degrees students efficiently and increase engagement on our platform over time. Our Consumer learners are the most important source of our overall learner base, as they contribute to both our Enterprise and Degrees revenue in addition to the Consumer revenue they may provide.
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
Impact of mix shift over time. Our mix of business amongst our Consumer, Enterprise, and Degrees segments shifts from time to time, and these shifts have and will affect our financial performance. We incur content costs generally in the form of a fee paid to our university and industry partners, determined as a percentage of total revenue generated from their content. We incur no content costs for our Degrees offerings, since our university partners pay us a percentage of learner tuition.
Ability to convert free learners to paid learners. New learners to our platform typically begin to engage with our free courses, which serve as a funnel to grow our total learner base and drive referrals to our other offerings, including our paid offerings. Through both our on-platform and off-platform marketing efforts, we engage our free learners by highlighting key features that encourage conversion to our paid offerings, including paid subscriptions. These efforts include campaigns targeting existing learners, personalized recommendations, and performance marketing on the internet.
Ability to expand our international footprint. We see a significant opportunity to expand our offerings into other regions, particularly in regions with large, underserved adult learning populations. We have invested, and plan to continue to invest, in personnel and marketing efforts to support our international growth as part of our strategy to grow our customer and learner base.
Ability to retain and expand our Enterprise customer relationships. Our efforts to grow our Enterprise segment are focused primarily on business, academic, government, and other institutional customers. We believe a significant opportunity exists to expand our customers’ use of our platform by identifying new use cases that increase the size of deployments. Our business and results of operations will depend in part on our ability to retain and expand usage of our platform within our existing customer base.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Revenue	$153,702	$124,754	$301,344	$245,187
Cost of revenue(1)	74,001	46,348	144,175	89,151
Gross profit	79,701	78,406	157,169	156,036
Operating expenses:
Research and development(1)	41,286	44,929	85,095	82,884
Sales and marketing(1)	52,001	55,586	104,873	107,253
General and administrative(1)	24,937	25,726	50,460	50,904
Restructuring related charges(1)	(147)	—	(5,806)	—
Total operating expenses	118,077	126,241	234,622	241,041
Loss from operations	(38,376)	(47,835)	(77,453)	(85,005)
Other income (expense):
Interest income	8,240	837	16,277	1,172
Other (expense) income, net	(8)	(1,173)	94	(1,598)
Loss before income taxes	(30,144)	(48,171)	(61,082)	(85,431)
Income tax expense	1,599	1,163	3,025	2,171
Net loss	$(31,743)	$(49,334)	$(64,107)	$(87,602)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$914	$812	$1,791	$1,389
Research and development	13,303	12,619	26,768	22,362
Sales and marketing	7,499	8,048	15,856	14,322
General and administrative	7,609	6,026	15,240	11,410
Restructuring related charges	(17)	—	(5,605)	—
Total stock-based compensation expense	$29,308	$27,505	$54,050	$49,483

The following table summarizes our results of operations as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Cost of revenue	48	37	48	36
Gross profit	52	63	52	64
Operating expenses:
Research and development	27	36	28	34
Sales and marketing	34	45	35	44
General and administrative	16	21	17	20
Restructuring related charges	—	—	(2)	—
Total operating expenses	77	102	78	98
Loss from operations	(25)	(39)	(26)	(34)
Other income (expense):
Interest income	5	1	6	—
Other (expense) income, net	—	(1)	—	(1)
Loss before income taxes	(20)	(39)	(20)	(35)
Income tax expense	1	1	1	1
Net loss	(21)%	(40)%	(21)%	(36)%
Comparison of the Three and Six Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Revenue:
Consumer	$86,999	$69,688	$17,311	25%	$169,028	$137,784	$31,244	23%
Enterprise	54,180	43,704	10,476	24%	106,353	82,750	23,603	29%
Degrees	12,523	11,362	1,161	10%	25,963	24,653	1,310	5%
Total revenue	$153,702	$124,754	$28,948	23%	$301,344	$245,187	$56,157	23%
Revenue for the three months ended June 30, 2023 was $153.7 million compared to $124.8 million for the three months ended June 30, 2022. Revenue increased by $28.9 million, or 23%, compared to the three months ended June 30, 2022. The increase was primarily driven by a 21% increase in the average total number of registered learners resulting in more paid learners, a 36% increase in the average total number of Paid Enterprise Customers, and a 9% increase in the number of Degrees students.
For the three months ended June 30, 2023, total Consumer revenue increased by $17.3 million, or 25%, compared to the three months ended June 30, 2022. New learners that registered after June 30, 2022 contributed $39.4 million to total Consumer revenue of $87.0 million for the three months ended June 30, 2023. The remaining Consumer revenue in the three months ended June 30, 2023 of $47.6 million is attributable to learners that were registered on our platform as of June 30, 2022, thus retaining 68% of the revenue from those registered learners.
For the three months ended June 30, 2023, total Enterprise revenue increased by $10.5 million, or 24%, compared to the three months ended June 30, 2022. Approximately $9.9 million of the increase in revenue was attributable to new customers, and the remaining increase of $0.6 million was attributable to growth from existing customers.
For the three months ended June 30, 2023, total Degrees revenue increased by $1.2 million, or 10%, compared to the three months ended June 30, 2022. The $1.2 million increase in revenue was primarily attributable to $1.0 million in revenue from an increase in the number of Degrees students.

Revenue for the six months ended June 30, 2023 was $301.3 million compared to $245.2 million for the six months ended June 30, 2022. Revenue increased by $56.2 million, or 23%, compared to the six months ended June 30, 2022. The increase was primarily driven by a 22% increase in the average total number of registered learners resulting in more paid learners, a 38% increase in the average total number of Paid Enterprise Customers, and a 9% increase in the number of Degrees students.
For the six months ended June 30, 2023, total Consumer revenue increased by $31.2 million, or 23%, compared to the six months ended June 30, 2022. New learners that registered after June 30, 2022 contributed $71.0 million to total Consumer revenue of $169.0 million for the six months ended June 30, 2023. The remaining Consumer revenue in the six months ended June 30, 2023 of $98.0 million is attributable to learners that were registered on our platform as of June 30, 2022, thus retaining 71% of the revenue from those registered learners.
For the six months ended June 30, 2023, total Enterprise revenue increased by $23.6 million, or 29%, compared to the six months ended June 30, 2022. Approximately $20.9 million of the increase in revenue was attributable to new customers, and the remaining increase of $2.7 million was attributable to growth from existing customers.
For the six months ended June 30, 2023, total Degrees revenue increased by $1.3 million, or 5%, compared to the six months ended June 30, 2022. The $1.3 million increase in revenue was primarily attributable to $2.3 million in revenue from an increase in the number of Degrees students, partially offset by a decrease of $1.0 million due to lower revenue per student resulting from student growth in lower priced regions.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Cost of revenue	$74,001	$46,348	$27,653	60%	$144,175	$89,151	$55,024	62%
Gross profit	$79,701	$78,406	$1,295	2%	$157,169	$156,036	$1,133	1%
Gross margin	52%	63%			52%	64%
Cost of revenue for the three months ended June 30, 2023 was $74.0 million compared to $46.3 million for the three months ended June 30, 2022. The primary drivers for the increase were revenue growth combined with higher content costs as a percentage of revenue that resulted in an increase of $25.8 million in costs related to educator partner fees, as explained in more detail below. The remaining increase was largely driven by an increase in paid learner usage on our platform, resulting in a $1.2 million cost increase in hosting fees, support services, and credit card processing fees, as well as an increase in amortization expense, primarily from internal-use software of $1.0 million.
Content costs for the Consumer segment were $41.9 million and $19.0 million for the three months ended June 30, 2023 and 2022, with content costs as a percentage of revenue of 48% and 27% for the same periods. Content costs for the Enterprise segment were $15.5 million and $12.6 million for the three months ended June 30, 2023 and 2022, with content costs as a percentage of revenue of 29% for both periods. Content costs as a percentage of revenue increased for both the Consumer and Enterprise segments mainly due to the extension of a multi-year agreement with our largest educator partner. In 2023, our largest educator partner started earning typical content fees, whereas we had historically supported their program primarily through marketing and content production efforts. Overall, the change in this agreement's structure is expected to result in a prospective shift of expenses from operating expenses to cost of revenue of approximately 10% of revenue for the year ending December 31, 2023. The increase in content costs as a percentage of revenue for the Enterprise segment was entirely offset by a one-time benefit associated with a contract amendment with one of our educator partners.
Gross margin was 52% for the three months ended June 30, 2023, compared to 63% for the three months ended June 30, 2022. The decrease in gross margin was driven by a higher revenue content cost rate in our Consumer segment for the reason described above.
Cost of revenue for the six months ended June 30, 2023 was $144.2 million compared to $89.2 million for the six months ended June 30, 2022. The primary drivers for the increase were revenue growth combined with higher content costs as a percentage of revenue that resulted in an increase of $49.5 million in costs related to educator partner fees, as explained in more detail above. The remaining increase was largely driven by an increase in paid learner usage on our platform, resulting in a $2.9 million cost increase in hosting fees, support services, and credit card processing fees, as well as an increase in amortization expense, primarily from internal-use software of $2.5 million.

Content costs for the Consumer segment were $79.3 million and $38.8 million for the six months ended June 30, 2022 and 2022, with content costs as a percentage of revenue of 47% and 28% for the same periods. Content costs for the Enterprise segment were $32.7 million and $23.7 million for the six months ended June 30, 2022 and 2022, with content costs as a percentage of revenue of 31% and 29% for the same periods. Content costs as a percentage of revenue were higher mainly due to the extension of a multi-year agreement with our largest educator partner as detailed above. The increase in content costs as a percentage of revenue for the Enterprise segment was partially offset by a one-time benefit associated with a contract amendment with one of our educator partners.
Gross margin was 52% for the six months ended June 30, 2023, compared to 64% for the six months ended June 30, 2022. The decrease in gross margin was driven by a higher revenue content cost rate in both our Consumer and Enterprise segments for the reason described above.
Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$41,286	$44,929	$(3,643)	(8)%	$85,095	$82,884	$2,211	3%
Sales and marketing	52,001	55,586	(3,585)	(6)%	104,873	107,253	(2,380)	(2)%
General and administrative	24,937	25,726	(789)	(3)%	50,460	50,904	(444)	(1)%
Restructuring related charges	(147)	—	(147)	nm	(5,806)	—	(5,806)	nm
Total operating expenses	$118,077	$126,241	$(8,164)	(6)%	$234,622	$241,041	$(6,419)	(3)%
Total operating expenses for the three and six months ended June 30, 2023 were $118.1 million and $234.6 million compared to $126.2 million and $241.0 million for the three and six months ended June 30, 2022.
Research and development expenses for the three months ended June 30, 2023 were $41.3 million compared to $44.9 million for the three months ended June 30, 2022. The decrease was primarily due to lower content creation and consulting fees of $3.6 million, a prior year non-recurring impairment charge resulting from a partial sublease of our office space of $1.5 million, and a decrease in other employee expenses of $1.0 million. This decrease was partially offset by higher personnel-related expenses of $1.8 million primarily related to incentive compensation and merit increases.
Research and development expenses for the six months ended June 30, 2023 were $85.1 million compared to $82.9 million for the six months ended June 30, 2022. The increase was primarily due to higher personnel-related expenses of $8.4 million, including stock-based compensation expense of $4.4 million, incentive compensation, and merit bonuses. This increase was partially offset by decreases in content creation and consulting fees of $3.1 million and other employee expenses of $2.0 million as well as a prior year non-recurring impairment charge resulting from a partial sublease of our office space of $1.5 million.
Sales and marketing expenses for the three months ended June 30, 2023 were $52.0 million compared to $55.6 million for the three months ended June 30, 2022. The decrease was primarily due to lower marketing and advertising expenses of $1.7 million and a prior year non-recurring impairment charge resulting from a partial sublease of our office space of $1.2 million.
Sales and marketing expenses for the six months ended June 30, 2023 were $104.9 million compared to $107.3 million for the six months ended June 30, 2022. The decrease was primarily due to lower marketing and advertising expenses of $4.1 million and a prior year non-recurring impairment charge resulting from a partial sublease of our office space of $1.2 million. This decrease was partially offset by higher personnel-related expenses of $2.5 million, including stock-based compensation expense of $1.5 million, incentive compensation, and merit increases.
General and administrative expenses for the three months ended June 30, 2023 were $24.9 million compared to $25.7 million for the three months ended June 30, 2022. The decrease was primarily due to lower consulting fees, other employee expenses, facility expenses, and a prior year non-recurring impairment charge resulting from a partial sublease of our office space totaling $3.0 million. This decrease was partially offset by higher personnel-related expenses of $2.7 million, including stock-based compensation expense of $1.6 million, incentive compensation, and merit increases.

General and administrative expenses for the six months ended June 30, 2023 were $50.5 million compared to $50.9 million for the six months ended June 30, 2022. The decrease was primarily due to prior year non-recurring impairment charges totaling $2.5 million, relating to deferred partner fees that we do not expect to recover associated with content from Russian educator partners whose content we removed from our platform and to a partial sublease of our office space. Additionally, there were decreases of $1.6 million each in consulting fees and facility expenses and a decrease of $1.1 million in other employee expenses. This decrease was partially offset by higher personnel-related expenses of $6.4 million, including stock-based compensation expense of $3.8 million, incentive compensation, and merit increases.
Restructuring related charges for the three months ended June 30, 2023 were immaterial. There were no restructuring related charges in the three months ended June 30, 2022.
Restructuring related charges for the six months ended June 30, 2023 were $(5.8) million primarily relating to the reversal of stock-based compensation expense for the forfeitures of RSUs and stock options resulting from our global workforce reduction initiated in November 2022. Refer to Note 14, “Restructuring Related Charges,” in the notes to our Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information. There were no restructuring related charges in the six months ended June 30, 2022.
Other Income (Expense)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Interest income	$8,240	$837	$7,403	nm	$16,277	$1,172	$15,105	nm
Other (expense) income, net	(8)	(1,173)	1,165	nm	94	(1,598)	1,692	nm
Total other income (expense), net	$8,232	$(336)	$8,568	nm	$16,371	$(426)	$16,797	nm
Total other income (expense), net for the three and six months ended June 30, 2023 primarily reflected interest income earned on cash, cash equivalents, and marketable securities. Interest income was higher during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 due to a rise in interest rates and our average rate of return on investments in U.S. Treasury securities. The fluctuations in other (expense) income, net primarily reflect changes in unrealized foreign exchange losses and gains for the periods presented. Our operating expenses are typically denominated in the local currencies of the countries in which our operations are located and are subject to fluctuations due to changes in foreign currency exchange rates. We also hold cash and cash equivalents in foreign currencies, primarily in our foreign entities to support their ongoing operations.
Income Tax Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Income tax expense	$1,599	$1,163	$436	37%	$3,025	$2,171	$854	39%
Income tax expense for the three and six months ended June 30, 2023 and 2022 was primarily related to our foreign operations.
Liquidity and Capital Resources
Overview
Since our inception, we have financed our operations primarily through proceeds from our initial public offering completed in April 2021 (the “IPO”), issuance of redeemable convertible preferred stock, and cash generated from our business operations. As of June 30, 2023, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $716.9 million. Our investments consist of U.S. Treasury securities.
Our principal uses of cash in recent periods include the funding of our business operations, investments in our internal-use software, and repurchases of our common stock, as discussed below. We believe that our existing cash, cash equivalents, and marketable securities and our expected cash flows from operations will be sufficient to meet our cash needs for at least the next 12 months. Over the longer term, our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, the continuing market acceptance of our offerings, and any investments or acquisitions we may choose to pursue in the future.

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
Contractual Obligations and Commitments
Except as discussed in Note 6, Leases, and Note 9, Commitments and Contingencies, in the notes to our Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the three and six months ended June 30, 2023 from the commitments and contractual obligations in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, set forth in our Form 10-K.
Share Repurchase Program
On April 26, 2023, our board of directors approved a share repurchase program with authorization to purchase up to $95 million of our common stock, excluding commissions and fees (the “Repurchase Program”). We may repurchase shares of common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The number of shares to be repurchased and the timing of the repurchases will depend on several factors, including, without limitation, business, economic, and market conditions, corporate, legal, and regulatory requirements, prevailing stock prices, trading volume, and other considerations. The Repurchase Program may be suspended or discontinued at any time and does not obligate us to acquire any amount of common stock.
To date, we have utilized our existing cash and cash equivalents to fund repurchases under the Repurchase Program. During the three and six months ended June 30, 2023, we repurchased an aggregate of 4,520,293 shares of our common stock for $54.5 million pursuant to a Rule 10b5-1 trading plan, including $0.1 million of commissions. As of June 30, 2023, we had $40.6 million remaining under the Repurchase Program, which has no expiration date and will continue unless otherwise suspended or discontinued.
Cash Flows
The following table summarizes our cash flows:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(1,679)	$(37,400)
Net cash provided by (used in) investing activities	103,619	(174,489)
Net cash (used in) provided by financing activities	(60,277)	11,236
Net increase (decrease) in cash, cash equivalents, and restricted cash	$41,663	$(200,653)
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

For the six months ended June 30, 2023, net cash used in operating activities was $1.7 million, primarily consisting of our net loss of $64.1 million, adjusted for non-cash charges of $57.0 million and net cash inflows of $5.5 million provided by changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $23.0 million increase in deferred revenue, resulting primarily from our business growth, and a $15.9 million increase in accounts payable and accrued expenses primarily due to an increase in content fees mainly resulting from the extension of a multi-year agreement with our largest educator partner, offset by a $19.7 million increase in accounts receivables due to timing of invoicing and collections for Enterprise and Degrees customers, a $14.3 million increase in prepaid expenses and other assets due to grants to educator partners as well as timing of prepayments to vendors.
For the six months ended June 30, 2022, net cash used in operating activities was $37.4 million, primarily consisting of our net loss of $87.6 million, adjusted for non-cash charges of $64.7 million and net cash outflows of $14.5 million used in changes in our operating assets and liabilities. The main drivers of the changes in operating assets and liabilities were a $23.4 million increase in accounts receivables due to timing of invoicing for Enterprise and Degrees customers and a $13.5 million increase in prepaid expenses and other assets due to (i) timing of deferred partner fees and (ii) an increase in deferred commissions and prepayments to vendors resulting from business growth, offset by a $19.8 million increase in deferred revenue resulting primarily from our Enterprise business growth, and a $4.5 million increase in accounts payable and accrued expenses due to timing of payments.
Cash provided by operating activities increased by $35.7 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to an increase in accounts payable and accrued expenses related to content fees mainly resulting from the extension of a multi-year agreement with our largest educator partner and timing of invoicing and collections.
Investing Activities
For the six months ended June 30, 2023, net cash provided by investing activities was $103.6 million, primarily as a result of proceeds from maturities of marketable securities, partially offset by purchases of marketable securities, capitalized internal-use software costs, capital expenditures of property, equipment and software, and purchases of content assets.
For the six months ended June 30, 2022, net cash used in investing activities was $174.5 million, primarily as a result of purchases of marketable securities and capital expenditures to develop internal-use software, partially offset by proceeds from maturities of marketable securities.
Financing Activities
For the six months ended June 30, 2023, net cash used in financing activities was $60.3 million, primarily as a result of payments related to repurchases of common stock under the Repurchase Program and employee payroll taxes paid for vesting of RSUs, partially offset by proceeds from issuance of common stock from employee stock option exercises and proceeds from the employee stock purchase plan.
For the six months ended June 30, 2022, net cash provided by financing activities was $11.2 million, primarily as a result of proceeds from issuance of common stock following employee stock option exercises and proceeds from the employee stock purchase plan, offset by employee payroll taxes paid for vesting of RSUs.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
New Registered Learners	5.7	5.2	11.2	10.1

	June 30,
	2023	2022
	(in millions, except percentages)
Total Registered Learners	129.4	106.9
Total Registered Learners year-over-year (“YoY”) growth	21%
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
The Degrees student count is affected by the seasonality of the school class cycles, combined with the underlying growth interacting with those trends. For quarter-over-quarter fluctuations, the number of Degrees students fluctuates in part because the academic terms for each degree program often begins and/or ends within different calendar quarters, and the frequency with which each degree program is offered within a given year varies.

	Three Months Ended June 30,
	2023	2022
Number of Degrees Students	19,068	17,460
YoY growth	9%

Paid Enterprise Customers
We count the total number of Paid Enterprise Customers that are active on our platform at the end of each period. For purposes of determining our customer count, we treat each customer account that has a corresponding contract as a unique customer, and a single organization with multiple divisions, segments, or subsidiaries may be counted as multiple customers. We define a “Paid Enterprise Customer” as a customer who purchases Coursera via our direct sales force. For purposes of determining our Paid Enterprise Customer count, we exclude our Enterprise customers who do not purchase Coursera via our direct sales force, which include organizations engaging on our platform through our Coursera for Teams offering or through our channel partners. For the six months ended June 30, 2023, approximately 90% of our total Enterprise segment revenue was generated from our Paid Enterprise Customers. We believe that the number of Paid Enterprise Customers and our ability to increase this number is an important indicator of the growth of our Enterprise business and future Enterprise segment revenue trends.

	June 30,
	2023	2022
Paid Enterprise Customers	1,291	958
YoY growth	35%
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
We calculate annual recurring revenue (“ARR”) by annualizing each customer’s monthly recurring revenue (“MRR”) for the most recent month at period end. We calculate “Net Retention Rate” as of a period end by starting with the ARR from all Paid Enterprise Customers as of the 12 months prior to such period end, or “Prior Period ARR”. We then calculate the ARR from these same Paid Enterprise Customers as of the current period end, or “Current Period ARR”. Current Period ARR includes expansion within Paid Enterprise Customers and is net of contraction or attrition over the trailing 12 months but excludes revenue from new Paid Enterprise Customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at our Net Retention Rate for Paid Enterprise Customers.
Our Net Retention Rate for Paid Enterprise Customers decreased to 97% as of June 30, 2023 from 111% as of June 30, 2022, mainly due to lower than expected renewals and expansion in our Coursera for Business vertical. Our Net Retention Rate for Paid Enterprise Customers is expected to fluctuate in future periods due to a number of factors, including the growth of our revenue base, the penetration within our Paid Enterprise Customer base, expansion of products and features, and our ability to retain and expand our Paid Enterprise Customers.
Segment Revenue
Our revenue is generated from three sources: Consumer, Enterprise, and Degrees, each of which is an individual segment of our business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Consumer revenue	$86,999	$69,688	$169,028	$137,784
YoY growth	25%		23%
Enterprise revenue	$54,180	$43,704	$106,353	$82,750
YoY growth	24%		29%
Degrees revenue	$12,523	$11,362	$25,963	$24,653
YoY growth	10%		5%
Total revenue	$153,702	$124,754	$301,344	$245,187
YoY growth	23%		23%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Consumer gross profit	$45,117	$50,716	$89,734	$99,012
Consumer segment gross margin %	52%	73%	53%	72%
Enterprise gross profit	$38,676	$31,114	$73,646	$59,066
Enterprise segment gross margin %	71%	71%	69%	71%
Degrees gross profit	$12,523	$11,362	$25,963	$24,653
Degrees segment gross margin %	100%	100%	100%	100%
Consumer segment gross margin decreased to 52% and 53% in the three and six months ended June 30, 2023 from 73% and 72% in the three and six months ended June 30, 2022. Content costs were higher mainly due to the extension of a multi-year agreement with our largest educator partner. During the three months ended March 31, 2023, our largest educator partner started earning typical content fees, whereas we had historically supported their program primarily through marketing and content production efforts.
Enterprise segment gross margin remained at 71% and decreased to 69% for the three and six months ended June 30, 2023 from 71% in the three and six months ended June 30, 2023 due to an increase from the extension of a multi-year agreement with our largest educator partner, described above, offset by a one-time benefit associated with a contract amendment with one of our educator partners.
Non-GAAP Financial Measures
Non-GAAP Gross Profit and Non-GAAP Net Loss
We define non-GAAP gross profit and non-GAAP net loss as GAAP gross profit and GAAP net loss excluding the impact of amortization of stock-based compensation expense capitalized as internal-use software costs, stock-based compensation expense, restructuring related charges, and payroll tax expense related to stock-based compensation. We believe the presentation of operating results that exclude these non-cash items provides useful supplemental information to investors and facilitates the analysis of our operating results and comparison of operating results across reporting periods.
The following tables provide a reconciliation of GAAP gross profit and GAAP net loss, the most directly comparable GAAP financial measure, to non-GAAP gross profit and non-GAAP net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Gross profit	$79,701	$78,406	$157,169	$156,036
Amortization of stock-based compensation expense capitalized as internal-use software costs	1,217	685	2,386	1,240
Stock-based compensation expense	914	812	1,791	1,389
Payroll tax expense related to stock-based compensation	26	3	76	13
Non-GAAP gross profit	$81,858	$79,906	$161,422	$158,678

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net loss	$(31,743)	$(49,334)	$(64,107)	$(87,602)
Amortization of stock-based compensation expense capitalized as internal-use software costs	1,217	685	2,386	1,240
Stock-based compensation expense	29,325	27,505	59,655	49,483
Restructuring related charges	(147)	—	(5,806)	—
Payroll tax expense related to stock-based compensation	1,014	268	2,377	733
Non-GAAP net loss	$(334)	$(20,876)	$(5,495)	$(36,146)
Adjusted EBITDA and Adjusted EBITDA Margin
“Adjusted EBITDA” and “Adjusted EBITDA Margin,” which are non-GAAP financial measures, are key measures used by our management to help us analyze our financial results, establish budget and operational goals for managing our business, evaluate our performance, and make strategic decisions.
We define Adjusted EBITDA as our net loss excluding: (i) depreciation and amortization; (ii) interest income; (iii) other expense (income), net; (iv) stock-based compensation expense; (v) restructuring related charges, (vi) income tax expense; and (vii) payroll tax expense related to stock-based compensation. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue.
The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Net loss	$(31,743)	$(49,334)	$(64,107)	$(87,602)
Depreciation and amortization	5,331	4,439	10,842	8,621
Interest income	(8,240)	(837)	(16,277)	(1,172)
Other expense (income), net	8	1,173	(94)	1,598
Stock-based compensation expense	29,325	27,505	59,655	49,483
Restructuring related charges	(147)	—	(5,806)	—
Income tax expense	1,599	1,163	3,025	2,171
Payroll tax expense related to stock-based compensation	1,014	268	2,377	733
Adjusted EBITDA	$(2,853)	$(15,623)	$(10,385)	$(26,168)
Net loss margin	(21)%	(40)%	(21)%	(36)%
Adjusted EBITDA Margin	(2)%	(13)%	(3)%	(11)%
Free Cash Flow
“Free Cash Flow” is a non-GAAP financial measure that we calculate as net cash used in operating activities, less cash used for purchases of property, equipment, and software and capitalized internal-use software costs as we consider these capital expenditures necessary to support our ongoing operations.
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

The following table provides a reconciliation of net cash used in operating activities, the most directly comparable GAAP financial measure, to Free Cash Flow:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(1,679)	$(37,400)
Less: purchases of property, equipment, and software	(721)	(717)
Less: capitalized internal-use software costs	(7,604)	(7,266)
Free Cash Flow	$(10,004)	$(45,383)
Critical Accounting Estimates
Our Condensed Consolidated Financial Statements (Unaudited) and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these Condensed Consolidated Financial Statements (Unaudited) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.
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
Based on our investment positions as of June 30, 2023 and 2022, a hypothetical 100 basis point increase in interest rates across all maturities would have resulted in a $1.3 million incremental decline in the fair value of the portfolio in all periods presented. Such losses would only be realized if we sold the investments prior to their maturities.
Based on the balance of our cash, cash equivalents, and marketable securities as of June 30, 2023 and 2022, a hypothetical 100 basis point increase or decrease in interest rates would have resulted in a $7.2 million and $7.8 million increase or decrease on our interest income on an annualized basis.

Foreign Currency Risk
Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. The majority of our sales are denominated in U.S. dollars; therefore, our revenue is not typically subject to significant foreign currency risk. Our operating expenses are typically denominated in the local currencies of the countries in which our operations are located and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, British pound sterling, and Indian rupee. We also hold cash and cash equivalents in foreign currencies, primarily in our foreign entities to support their ongoing operations. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our Condensed Consolidated Statement of Operations (Unaudited). To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A 10% increase or decrease in current exchange rates would have resulted in an impact of $1.0 million and $2.4 million on our Condensed Consolidated Financial Statements (Unaudited)for the three months ended June 30, 2023 and 2022.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See discussion of legal proceedings in Note 9, “Commitments and Contingencies,” in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Item 1 of Part II.
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
•Any changes to the validation or applicability of the United States (“U.S.”) Department of Education “dear colleague letter,” on which our business model relies;
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

Our historical growth may not be indicative of our future growth, and our revenue growth rate may decline compared to prior years.
Our historical growth may not be indicative of our future growth, and our revenue growth rate may decline compared to prior years. Accordingly, you should not rely on our revenue for any previous annual or quarterly period as any indication of our revenue or revenue growth in future periods. As we grow our business, we expect our revenue growth rates to decline compared to prior years for a number of reasons, which may include more challenging comparisons to prior periods as our revenue grows, slowing demand for our platform or offerings, slowing growth of our sales, increasing competition, increasing regulation, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities. In addition, our growth rates are likely to experience increased volatility, and may decline, due to inflation and currency and interest rate fluctuations, the world's recovery from the COVID-19 pandemic, and related shifts in societal and economic circumstances.
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
We incurred net losses of $31.7 million and $49.3 million in the three months ended June 30, 2023 and 2022, and we had an accumulated deficit of $728.2 million as of June 30, 2023. We may or may not achieve or maintain profitability in the future. Even if we achieve profitability, we may not be able to maintain or increase our level of profitability.
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
The success of our business depends in large part on the continued and increased development and volume of compelling educational content and credentialing programs by our university and industry partners, which we refer to collectively as our educator partners, as well as maintaining existing educational content and credentialing programs. We have faced, and may continue to face challenges in establishing, maintaining, and expanding these relationships. For instance, our educator partners who use our platform are required to invest significant time and resources to adjust the manner in which they develop educational content and credentialing programs for an online learning environment. The delivery of degree programs online at educational institutions has not yet achieved widespread acceptance, and administrators and faculty members may have concerns regarding the perceived loss of control over the educational process that might result from offering courses and degrees online, the effectiveness of asynchronous learning, the heightened potential for learners to use generative artificial intelligence tools to generate their online coursework, as well as concerns regarding the ability to provide high-quality education online that maintains the standards they set for their on-campus programs. There can be no assurance that online programs, such as those offered on our platform, will ever achieve significant market acceptance, and universities and organizations may therefore decline to engage with our platform. Further, if we were to lose a significant number of educator partners, including those who provide a significant portion of the educational content and credentialing programs available on our platform, or are no longer able to offer certain educational content or credentialing programs on our platform, particularly those in high demand, our reputation, growth, and revenue would be materially and adversely impacted. For the six months ended June 30, 2023, we generated approximately 32% of our total revenue from the content and credentialing programs of five partners. Total revenue includes both revenue directly attributable to a particular partner and revenue that we do not consider directly attributable, such as revenue from site-wide subscriptions or our Coursera for Teams offering. The loss of or reduction in educational content and credentialing programs from such partners could negatively affect our ability to sustain or generate revenue or reach future profitability, and would materially and adversely affect our business, financial condition, or results of operation if we are unable to timely secure comparable educational content and credentialing programs at a favorable cost from other partners.

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

We, our partners, and production providers may devote a significant number of hours, and up to a year or more, to develop and launch new content or a new credentialing program. We have spent, and may continue to spend, substantial effort and management resources on securing a new partnership and working with our existing partners to maintain as well as develop and launch new credentialing programs and content without any assurance that our efforts will result in a successful launch or revenue generation. If we invest substantial resources pursuing opportunities that do not attract sufficient interest from learners, we may forgo other more successful content and program development efforts, and our operating results, revenue, and growth could be harmed.
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
As we seek to increase sales of our Enterprise offerings, we face upfront sales costs, higher customer acquisition costs, more complex customer requirements, and discount requirements. In addition, entities that subscribe to our Enterprise platform may elect to begin to use our platform on a limited basis, but nevertheless require education and interactions with our sales team, which increases our upfront investment in the sales effort with no guarantee that our platform will be used widely enough across their organization to justify our upfront investment. Similarly, we may also incur significant upfront and servicing costs for contracts that are not renewed, or which the customer seeks to terminate early, even in the absence of a breach on our part or contractual terms permitting an early termination. For example, in 2022 and 2023, multiple customers have notified us that they wished to terminate, either seeking a refund of their prior payments or conveying an intention to stop or reduce any further payments due, or both. Even if we believe we are entitled to these payments, it may not be feasible to retain prior payments or collect future payments due to us, and our financial condition and results of operations could be adversely impacted. If we are unable to maintain or increase the number of subscriptions to our Enterprise platform while mitigating the risks associated with serving subscribers, our business, financial condition, and results of operations will suffer.
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
Our revenue increased to $153.7 million in the three months ended June 30, 2023 from $124.8 million in the three months ended June 30, 2022. Our growth has placed, and we expect will continue to place, a significant strain on our administrative and operational infrastructure, facilities, and other resources, and we face challenges of integrating, developing, training, and motivating our global employee base as well as maintaining our company culture with a predominantly remote workforce. Our ability to manage our operations and growth will require us to continue to improve our sales and marketing and content development capacity, and technology, finance, and administration teams globally, as well as our facilities and infrastructure. We will also be required to refine our operational, financial, and management controls and reporting systems and procedures, as well as effectively control our costs. If we fail to efficiently manage this global expansion of our business, our costs and expenses may increase more than anticipated and we may not successfully expand our partnerships with businesses, governmental and other organizations, and educational institutions, enhance our platform and technology-enabled services, increase the volume of new educational content and credentialing programs developed by our educator partners, attract a sufficient number of learners in a cost-effective manner, deploy preferred local payment methods and pricing models, satisfy our existing educator partners’ requirements, increase the volume of Enterprise platform subscriptions, respond to competitive challenges, or otherwise execute our business plan. Although our business has experienced significant growth in the past, we cannot provide any assurance that our business or revenue will continue to grow at the same rate or at all in the future.
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
Participants in the global adult online learning ecosystem include:
•Direct-to-consumer, online education companies: 2U, Inc. through its subsidiary edX Inc., and Udemy, Inc.;
•Companies that provide technology solutions and services to universities offering online learning programs: 2U, Inc., Eruditus Learning Solutions Pte. Ltd., Noodle Partners, Inc., Think & Learn Private Limited (BYJU's) through its subsidiary Great Learning PTE Ltd, and upGrad Education Private Limited;
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
A number of factors could impact our ability to compete, including:
•the availability or development of alternative online education services that are, or are perceived to be, more compelling than ours;
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
The consequences of, and uncertainty around, the COVID-19 pandemic will likely continue to adversely impact the U.S. and global economy. Although the COVID-19 pandemic has subsided to a significant extent, we may continue to experience the impact of the pandemic on our business. The full extent and nature of its impact on our business, key metrics, and results of operations depends on future developments that are uncertain and unpredictable, including the impact of new strains or variants of the virus, the uptake of vaccines and boosters, future and ongoing actions that may or may not be taken by governmental authorities, the impact on the businesses of our customers and partners, the impact on capital and financial markets, and any new information that may emerge concerning the virus or vaccines or other efforts to control the virus.

As a result of the COVID-19 pandemic, we transitioned to a primarily remote work environment, which presented costs and challenges relating to the management and support of a geographically (including internationally) dispersed workforce, and we continue to permit our employees to work remotely. See “We have transitioned to being a remote-first company, which could have a negative impact on the execution of our business plans and operations and create productivity, connectivity, and oversight challenges.” This remote and dispersed work environment could have a negative impact on the execution of our business plans and operations and create productivity, connectivity, and oversight challenges. For example, if a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult for us to continue our business for a period of time. Further, if there is a resurgence of the COVID-19 pandemic, or if another widespread health crisis were to emerge, we may experience disruptions if our employees or our partners’ or third-party service providers’ employees become ill and are unable to perform their duties, and our operations, internet, or mobile networks, or the operations of one or more of our third-party service providers, is impacted.
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
Even after the COVID-19 pandemic has fully subsided, we may experience an adverse impact to our business and the value of our common stock as a result of its global economic impact, including inflation and any recession that has occurred or may occur in the future. Further, to the extent the COVID-19 pandemic, or any comparable event, adversely affects our business, results of operations, financial condition, and cash flows, it may also heighten many of the other risks described in this “Risk Factors” section.
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
In addition to the above, we have made, and will continue to make, certain contractual commitments to our educator partners regarding compliance with laws and regulations, and failure to comply could result in breach of contract and indemnification claims and could cause damage to our reputation and impair our ability to grow our business and achieve profitability.
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
From time to time, we may become involved in litigation matters including intellectual property, commercial, employment, class action, securities, whistleblower, accessibility, and other litigation and claims, and governmental and other regulatory investigations and proceedings. For example, in January 2023, a putative consumer class action was filed against us in the U.S. District Court for the Northern District of California alleging certain claims relating to California's Automatic Renewal Law and the Electronic Funds Transfer Act, although the plaintiffs subsequently voluntarily dismissed their class action complaint without prejudice. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. In addition, the expense of litigation and the timing of these expenses from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations. Refer to Note 9, “Commitments and Contingencies,” in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this risk factor.
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

In the U.S., a significant example of this is the California Consumer Privacy Act (the “CCPA”), which provides data privacy rights for California consumers and new operational requirements for covered companies. The CCPA provides that covered companies must provide disclosures to California consumers and afford such consumers new data privacy rights that include the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The California Privacy Rights Act (the “CPRA”), effective as of January 1, 2023, significantly modifies the CCPA, including by imposing additional obligations on covered companies and expanding consumers’ rights with respect to certain sensitive personal information and rights to object to sharing information for behavioral advertising purposes, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Additionally, the Virginia Consumer Data Protection Act, effective from January 1, 2023, the Colorado Privacy Act and the Connecticut Data Privacy Act, both effective from July 1, 2023, and the Utah Consumer Privacy Act, effective from December 31, 2023, each impose similar requirements on covered businesses. As of June 30, 2023, new privacy laws have also been passed in Indiana (Indiana Consumer Data Protection Act), Iowa (Iowa Consumer Data Protection Act), Montana (Montana Consumer Data Privacy Act) and Tennessee (Tennessee Information Protection Act), which will become effective between 2024 and 2026. There are a number of additional proposals for U.S. federal and state privacy laws that, if passed, could increase our potential liability, add layers of complexity to compliance in the U.S. market, increase our compliance costs, and adversely affect our business. In addition, all 50 states have laws, including obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers, and others. Aspects of these U.S. state privacy laws and other laws and regulations relating to data protection, privacy, and information security, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them.
The General Data Protection Regulation (the “GDPR”) imposes stringent data protection requirements on businesses processing personal data of EU data subjects. The GDPR is wide-ranging in scope and imposes numerous additional requirements on companies that process personal data, including requiring that lawful bases exist for all processing of personal data, requiring disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security of personal data, creating mandatory data breach notification requirements in certain circumstances, and requiring that certain measures (including contractual obligations) are taken when engaging third-party processors or transferring data overseas. The GDPR also provides individuals with various rights in respect of their personal data, including rights of access, erasure, portability, rectification, restriction, and objection. Complying with the GDPR remains an onerous and potentially costly obligation as interpretations of the specific requirements emerge through the courts, enforcement decisions and regulatory guidance. In addition, where personal data subject to the GDPR is transferred to non-adequate jurisdictions (e.g., where an EU customer transfers personal data to us in the U.S.), there is still considerable uncertainty surrounding the future trajectory of the perception of such transfers by EU courts and data protection authorities following the decision on July 16, 2020 by the Court of Justice of the EU (ECJ) in its Case C-311/18 Data Protection Commissioner v Facebook Ireland and Maximillian Schrems and associated enforcement action by certain EU data protection authorities (such as the Irish Data Protection Commission in May 2023).
Similar data privacy laws, rules, and regulations in other countries may also impact our business. The People’s Republic of China implemented the Personal Information Protection Law on November 1, 2021, which includes both similarities and differences to the GDPR. India has drafted a complete overhaul of its privacy regime with the draft The Digital Personal Data Protection Bill, 2022. This bill, while not yet law, would grant Indian data subjects many of the same rights as granted by the GDPR to EU data subjects and impose similar obligations on businesses processing the personal data of Indian data subjects. Singapore also amended its privacy law in 2021, imposing additional obligations on businesses processing the data of Singaporean data subjects, including restrictions on foreign transfers. In addition, the Brazilian General Data Protection Law, in force since late 2020, is a comprehensive data protection regime modeled in part on the GDPR.
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
Any failure or perceived failure by us or any third parties with which we do business to comply with these laws, rules, and regulations, or with other obligations to which we or such third parties are or may become subject, may result in actions against us by governmental entities or private claims and litigation. Any such action would be expensive to defend, may require the expenditure of substantial legal and other costs and substantial time and resources, may result in fines, penalties, or other liabilities, and likely would damage our reputation and adversely affect our business and operating results. In many jurisdictions, enforcement actions and consequences for non-compliance with protection, privacy, and information security laws and regulations are rising. In the U.S., possible consequences for non-compliance include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. In the EU, data protection authorities may impose large penalties for violations of the data protection laws, including potential fines of up to €20 million or 4% of annual global revenue, whichever is greater. The authorities have shown a willingness to impose significant fines and issue orders preventing the processing of personal data on non-compliant businesses. Data subjects also have a private right of action, as do consumer associations, to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of applicable data protection laws. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards that may legally or contractually apply to us. If we fail to follow these standards, even if no customer information is compromised, we may incur significant fines or experience a significant increase in costs.
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
We rely on a combination of intellectual property rights, contractual protections, and other practices to protect our brand, proprietary information, technologies, and processes. We primarily rely on copyright and trade secret laws to protect our proprietary technologies and processes, including the algorithms we use throughout our business. Others may independently develop the same or similar technologies and processes, or may improperly acquire and use information about our technologies and processes, which may allow them to provide a service similar to ours, which could harm our competitive position. Our principal trademark assets include the registered trademark “Coursera” and our logos and taglines. We also hold the rights to the “Coursera.org” internet domain name and various related domain names, which are subject to internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. If we are unable to protect our trademarks or domain names, our brand recognition and reputation would suffer, we would incur significant expense establishing new brands, and our operating results would be adversely impacted. As of June 30, 2023, we had 19 issued patents relating to technology features of our platform, including identity verification, content delivery and navigation, and automation, which patents expire between 2034 and 2040, and a number of U.S. pending patent applications also relating to certain technology features of our platform. We cannot predict whether any pending patent application will result in an issued patent that will effectively protect and enforce our intellectual property. Even if a patent issues, the patent may be circumvented or its validity may be challenged in proceedings before the U.S. Patent and Trademark Office. In addition, we cannot assure you that every significant feature of technology and services will be protected by any patent or patent application. Further, to the extent we pursue patent protection for our innovations, patents we may apply for may not issue, and patents that do issue or that we acquire may not provide us with any competitive advantages or may be challenged by third parties. There can be no assurance that any patents we obtain will adequately protect our inventions or survive a legal challenge, as the legal standards relating to the validity, enforceability, and scope of protection of patent and other intellectual property rights are uncertain.
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
As a public company, we incur significant legal, accounting, and other expenses. Our management team and other personnel devote a substantial amount of time to, and we may not effectively, or efficiently manage our operations as a public company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of SOX and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of the SEC and the NYSE. If, notwithstanding our efforts to comply with these laws, regulations, and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. Further, failure to comply with these rules might make it more difficult for us to obtain some types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as members of senior management. As such, we invest resources to comply with evolving laws, regulations, and standards. This investment results in increased general and administrative expenses.

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
•market perception of, or reaction to, our share repurchase program;
•price and volume fluctuations, and general volatility, in the overall stock market;
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
In addition, as of June 30, 2023, 37,232,638 shares were issuable upon exercise of outstanding stock options or the vesting of outstanding RSUs. Sales of stock by these equity holders or the perception that such sales could occur could adversely affect the trading price of our common stock.
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
Our amended and restated certificate of incorporation and bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware (or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware) shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws, or (iv) any action asserting a claim against us governed by the internal affairs doctrine. Our amended and restated charter and bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts are the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On April 26, 2023, our board of directors approved a share repurchase program with authorization to purchase up to $95 million of our common stock with no expiration date (the “Repurchase Program”). We may repurchase shares of common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The Repurchase Program may be suspended or discontinued at any time and does not obligate us to acquire any amount of common stock. To date, we have utilized our existing cash and cash equivalents to fund repurchases under the Repurchase Program.
The following table presents details of our monthly share repurchases for the second quarter of 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be repurchased under the program
				(in thousands)
April 1, 2023 - April 30, 2023	—	$—	—	$95,000
May 1, 2023 - May 31, 2023	3,611,623	$11.85	3,611,623	$52,285
June 1, 2023 - June 30, 2023	908,670	$12.92	908,670	$40,561
Total	4,520,293	$12.06	4,520,293	$40,561
Item 5. Other Information
Rule 10b5-1 Plan Elections
Amanda Clark, Director, entered into a prearranged stock trading plan on June 13, 2023. This plan provides for the potential exercise of vested stock options and the associated sale of up to 15,903 shares of our common stock between September 12, 2023 and August 20, 2024.
This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and our policies regarding transactions in our securities.

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

COURSERA, INC.

Date: August 3, 2023	By:	/s/ Jeffrey N. Maggioncalda
Jeffrey N. Maggioncalda
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: August 3, 2023	By:	/s/ Kenneth R. Hahn
Kenneth R. Hahn
Senior Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

Date: August 3, 2023	By:	/s/ Michele M. Meyers
Michele M. Meyers
Vice President, Accounting and Chief Accounting Officer
(Principal Accounting Officer)