Form 10-Q
period 2023-09-30
Coursera, Inc.
filed 2023-11-02
CIK 1651562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 26, 2023, the registrant had 152,547,664 shares of common stock, $0.00001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$507,157	$320,817
Marketable securities	213,996	459,654
Accounts receivable, net of allowance for credit losses of $196 and $495 as of September 30, 2023 and December 31, 2022	62,104	53,734
Deferred costs, net	26,428	24,147
Prepaid expenses and other current assets	19,450	17,636
Total current assets	829,135	875,988
Property, equipment, and software, net	29,699	27,096
Operating lease right-of-use assets	5,975	9,605
Intangible assets, net	10,690	8,553
Other assets	38,846	26,355
Total assets	$914,345	$947,597
Liabilities and Stockholders’ Equity
Current liabilities:
Educator partners payable	$98,063	$66,375
Other accounts payable and accrued expenses	25,108	23,342
Accrued compensation and benefits	18,912	21,163
Operating lease liabilities, current	7,376	8,658
Deferred revenue, current	138,687	115,701
Other current liabilities	7,497	7,202
Total current liabilities	295,643	242,441
Operating lease liabilities, non-current	1,093	5,791
Deferred revenue, non-current	2,540	3,076
Other liabilities	1,668	1,714
Total liabilities	300,944	253,022
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized and no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value—300,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 159,836,721 shares issued and 152,258,980 shares outstanding as of September 30, 2023, and 150,683,607 shares issued and 147,935,669 shares outstanding as of December 31, 2022	2	1
Additional paid-in capital	1,437,092	1,364,116
Treasury stock—at cost, 7,577,741 and 2,747,938 shares as of September 30, 2023 and December 31, 2022	(63,154)	(4,701)
Accumulated other comprehensive loss	(219)	(718)
Accumulated deficit	(760,320)	(664,123)
Total stockholders’ equity	613,401	694,575
Total liabilities and stockholders’ equity	$914,345	$947,597
See notes to Condensed Consolidated Financial Statements (Unaudited).

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$165,540	$136,389	$466,884	$381,576
Cost of revenue	82,267	48,821	226,442	137,972
Gross profit	83,273	87,568	240,442	243,604
Operating expenses:
Research and development	37,616	39,415	122,711	122,299
Sales and marketing	59,792	58,504	164,665	165,757
General and administrative	25,449	25,998	75,909	76,902
Restructuring related charges	—	—	(5,806)	—
Total operating expenses	122,857	123,917	357,479	364,958
Loss from operations	(39,584)	(36,349)	(117,037)	(121,354)
Interest income	8,857	2,301	25,134	3,473
Other expense, net	(325)	(976)	(231)	(2,574)
Loss before income taxes	(31,052)	(35,024)	(92,134)	(120,455)
Income tax expense	1,038	1,014	4,063	3,185
Net loss	$(32,090)	$(36,038)	$(96,197)	$(123,640)
Net loss per share—basic and diluted	$(0.21)	$(0.25)	$(0.64)	$(0.85)
Weighted average shares used in computing net loss per share—basic and diluted	150,853,611	146,020,571	150,036,927	144,619,748
See notes to Condensed Consolidated Financial Statements (Unaudited).

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(32,090)	$(36,038)	$(96,197)	$(123,640)
Change in unrealized gain (loss) on marketable securities, net of tax	401	839	499	(1,227)
Comprehensive loss	$(31,689)	$(35,199)	$(95,698)	$(124,867)
See notes to Condensed Consolidated Financial Statements (Unaudited).

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance—June 30, 2023	156,904,092	$2	$1,414,559	(7,268,231)	$(59,230)	$(620)	$(728,230)	$626,481
Issuance of common stock upon exercise of options	1,667,145	—	6,788	—	—	—	—	6,788
Vesting of restricted stock units	2,144,526	—	—	—	—	—	—	—
Tax withholding on vesting of restricted stock units	(885,753)	—	(13,827)	—	—	—	—	(13,827)
Repurchases of common stock	—	—	—	(309,510)	(3,924)	—	—	(3,924)
Issuance of restricted stock awards	6,711	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	29,572	—	—	—	—	29,572
Change in unrealized gain on marketable securities	—	—	—	—	—	401	—	401
Net loss	—	—	—	—	—	—	(32,090)	(32,090)
Balance—September 30, 2023	159,836,721	$2	$1,437,092	(7,577,741)	$(63,154)	$(219)	$(760,320)	$613,401
Balance—December 31, 2022	150,683,607	$1	$1,364,116	(2,747,938)	$(4,701)	$(718)	$(664,123)	$694,575
Issuance of common stock upon exercise of options	4,926,957	1	20,901	—	—	—	—	20,902
Vesting of restricted stock units	6,558,634	—	—	—	—	—	—	—
Tax withholding on vesting of restricted stock units	(2,697,932)	—	(38,682)	—	—	—	—	(38,682)
Repurchases of common stock	—	—	—	(4,829,803)	(58,453)	—	—	(58,453)
Issuance of restricted stock awards	13,516	—	—	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	351,939	—	3,530	—	—	—	—	3,530
Stock-based compensation expense	—	—	87,227	—	—	—	—	87,227
Change in unrealized gain on marketable securities	—	—	—	—	—	499	—	499
Net loss	—	—	—	—	—	—	(96,197)	(96,197)
Balance—September 30, 2023	159,836,721	$2	$1,437,092	(7,577,741)	$(63,154)	$(219)	$(760,320)	$613,401

Balance—June 30, 2022	148,332,771	$1	$1,299,173	(2,747,938)	$(4,701)	$(2,318)	$(576,368)	$715,787
Issuance of common stock upon exercise of options	635,319	—	2,713	—	—	—	—	2,713
Vesting of restricted stock units	372,157	—	—	—	—	—	—	—
Tax withholding on vesting of restricted stock units	(139,829)	—	(1,946)	—	—	—	—	(1,946)
Issuance of restricted stock awards	5,518	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	27,626	—	—	—	—	27,626
Change in unrealized gain on marketable securities	—	—	—	—	—	839	—	839
Net loss	—	—	—	—	—	—	(36,038)	(36,038)
Balance—September 30, 2022	149,205,936	$1	$1,327,566	(2,747,938)	$(4,701)	$(1,479)	$(612,406)	$708,981
Balance—December 31, 2021	144,653,979	$1	$1,235,231	(2,747,938)	$(4,701)	$(252)	$(488,766)	$741,513
Issuance of common stock upon exercise of options	3,509,007	—	14,198	—	—	—	—	14,198
Vesting of restricted stock units	1,094,522	—	—	—	—	—	—	—
Tax withholding on vesting of restricted stock units	(410,918)	—	(6,798)	—	—	—	—	(6,798)
Issuance of restricted stock awards	5,518	—	—	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	353,828	—	4,596	—	—	—	—	4,596
Stock-based compensation expense	—	—	80,339	—	—	—	—	80,339
Change in unrealized loss on marketable securities	—	—	—	—	—	(1,227)	—	(1,227)
Net loss	—	—	—	—	—	—	(123,640)	(123,640)
Balance—September 30, 2022	149,205,936	$1	$1,327,566	(2,747,938)	$(4,701)	$(1,479)	$(612,406)	$708,981
See notes to Condensed Consolidated Financial Statements (Unaudited).

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(96,197)	$(123,640)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,502	13,507
Stock-based compensation expense	81,903	75,853
(Amortization) accretion of marketable securities	(12,301)	1,046
Impairment of long-lived assets	2,844	6,124
Other	693	1,070
Changes in operating assets and liabilities:
Accounts receivable, net	(9,032)	(21,059)
Prepaid expenses and other assets	(17,008)	(19,454)
Operating lease right-of-use assets	3,631	3,655
Accounts payable and accrued expenses	32,568	18,232
Accrued compensation and other liabilities	(2,003)	(4,498)
Operating lease liabilities	(5,980)	(4,788)
Deferred revenue	22,451	21,343
Net cash provided by (used in) operating activities	18,071	(32,609)
Cash flows from investing activities:
Purchases of marketable securities	(121,756)	(287,639)
Proceeds from maturities of marketable securities	380,000	165,000
Purchases of property, equipment, and software	(1,026)	(1,386)
Capitalized internal-use software costs	(11,463)	(10,082)
Purchase of investment in private company	(1,701)	—
Purchases of content assets	(3,377)	(1,295)
Net cash provided by (used in) investing activities	240,677	(135,402)
Cash flows from financing activities:
Proceeds from exercise of stock options	20,901	14,641
Proceeds from employee stock purchase plan	3,530	4,596
Payments for repurchases of common stock	(58,453)	—
Payment of deferred offering costs	—	(295)
Payments for tax withholding on vesting of restricted stock units	(38,682)	(6,793)
Net cash (used in) provided by financing activities	(72,704)	12,149
Net increase (decrease) in cash, cash equivalents, and restricted cash	186,044	(155,862)
Cash, cash equivalents, and restricted cash—Beginning of period	322,878	582,719
Cash, cash equivalents, and restricted cash—End of period	$508,922	$426,857
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$507,157	$424,796
Restricted cash, non-current	1,765	2,061
Total cash, cash equivalents, and restricted cash	$508,922	$426,857
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$3,809	$2,622
Supplemental disclosure of noncash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$5,324	$4,486
Unpaid purchases of content assets	$1,361	$—
See notes to Condensed Consolidated Financial Statements (Unaudited).

COURSERA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
1.    BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) of Coursera, Inc., a Delaware public benefit corporation, and its subsidiaries (“Coursera,” the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These Condensed Consolidated Financial Statements (Unaudited) have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of our financial information. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period or for any other future year. The balance sheet as of December 31, 2022 has been derived from the Consolidated Financial Statements at that date but does not include all information required by GAAP for annual consolidated financial statements.
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

Summary of Significant Accounting Policies
There have been no significant changes to our significant accounting policies, other than the update described below, as of and for the three and nine months ended September 30, 2023 as compared to the significant accounting policies described in our Form 10-K.
Contract Acquisition and Fulfillment Costs
Deferred Commissions
Customer acquisition costs are primarily related to sales commissions and related payroll taxes earned by our Enterprise sales force, which are incremental costs we incur to obtain a contract. Sales commissions and related payroll costs earned by our Enterprise sales force, which are incremental costs we incur to obtain a contract, are deferred and then amortized on a straight-line basis over the expected period of benefit. On an annual basis, we assess the expected period of benefit by taking into consideration the length of terms in Enterprise customer contracts, the life of the technology, and other factors. Based on our most recent assessment, we determined that the expected period of benefit for incremental costs of our Enterprise customer contracts should be increased from three years to four years. This change in accounting estimate was effective January 1, 2023 and is accounted for prospectively in our Condensed Consolidated Financial Statements (Unaudited). For the three and nine months ended September 30, 2023, the change in the expected period of benefit resulted in a benefit to sales and marketing expenses of $802 and $2,956. Sales commissions and related payroll taxes paid for Enterprise contract renewals continue to be amortized over the renewal term, which is generally two years.
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
For the purpose of assessing the concentration of credit risk with respect to accounts receivable and significant customers, we treat a group of customers under common control or customers that are affiliates of each other as a single customer. For the three and nine months ended September 30, 2023 and 2022, we did not have any customers that accounted for more than 10% of our revenue. As of September 30, 2023 and December 31, 2022, we did not have any customers that accounted for more than 10% of our net accounts receivable balance.
3.    REVENUE RECOGNITION
Contract Balances
Contract assets and liabilities were as follows:

	September 30, 2023	December 31, 2022	January 1, 2022
Contract assets:
Billed accounts receivable, net of allowance for credit losses	$55,647	$45,337	$22,286
Unbilled accounts receivable	6,457	8,397	12,110
Total contract assets	$62,104	$53,734	$34,396
Contract liabilities:
Deferred revenue	$141,227	$118,777	$98,488
Total contract liabilities	$141,227	$118,777	$98,488
Revenue recognized during the nine months ended September 30, 2023 and 2022 that was included in the corresponding deferred revenue balance at the beginning of each year was $107,448 and $85,754.
Remaining Performance Obligations
Remaining performance obligations represent future revenue that is under non-cancelable contracts but has not yet been recognized. As of September 30, 2023, we had remaining performance obligations of $318,806 and expect to recognize approximately 66% of this balance as revenue over the next 12 months and the remainder thereafter.

Costs to Obtain and Fulfill Contracts
The following table presents our capitalization and amortization of commissions and related payroll tax expenditures:

	Three Months Ended September 30,		Nine Months Ended September 30,
Commissions and related payroll tax expenditures:	2023	2022	2023	2022
Capitalization	$3,856	$4,365	$11,554	$11,464
Amortization	$3,189	$3,304	$8,803	$9,051
Deferred commissions and related payroll tax expenditures included in deferred costs, net and in other assets were as follows:

	September 30, 2023	December 31, 2022
Deferred costs, net	$12,219	$13,300
Other assets	$14,258	$10,426
During the three and nine months ended September 30, 2022, we recognized impairment losses of $1,029 and $2,915, within general and administrative expenses in the Condensed Consolidated Statements of Operations (Unaudited), on deferred partner fees that we do not expect to recover from Russian educator partners whose content we removed from our platform. During the three and nine months ended September 30, 2023, we recognized impairment losses of $1,473 and $2,008, within sales and marketing expenses in the Condensed Consolidated Statements of Operations (Unaudited), on content development grants that we do not expect to recover related to our Degrees programs.
4.    INVESTMENTS
Investments Measured at Fair Value on a Recurring Basis
The following table summarizes our investments measured at fair value on a recurring basis by balance sheet classification and investment type:

	September 30, 2023				December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value - Level 1	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value - Level 1
Cash equivalents—money market funds	$204,011	$—	$—	$204,011	$304,750	$—	$—	$304,750
Cash equivalents—U.S. Treasury securities	271,695	40	—	271,735	—	—	—	—
Total cash equivalents	475,706	40	—	475,746	304,750	—	—	304,750
Marketable securities—U.S. Treasury securities	214,255	1	(260)	213,996	460,372	26	(744)	459,654
Total	$689,961	$41	$(260)	$689,742	$765,122	$26	$(744)	$764,404
Gross realized gains and losses related to our marketable securities were not material for the three and nine months ended September 30, 2023 and 2022.
The following table presents the cost basis and fair value of our available-for-sale (“AFS”) marketable securities by contractual maturity date:

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$214,255	$213,996	$460,372	$459,654

Investments in an unrealized loss position consisted of the following:

	September 30, 2023		December 31, 2022
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$204,001	$(260)	$356,767	$(744)
As of September 30, 2023 and December 31, 2022, our AFS marketable securities were comprised of U.S. Treasury securities, which are backed by the full faith and credit of the U.S. government. As a result, there were no credit or non-credit impairment charges recorded during the three and nine months ended September 30, 2023 and 2022.
Investments Measured at Fair Value on a Nonrecurring Basis
In August 2023, we acquired an approximate 7% ownership interest in a privately held company, which is measured and accounted for using the fair value measurement alternative basis. This investment is classified within other assets on the Condensed Consolidated Balance Sheets (Unaudited). The carrying value of the investment was $1,701 as of September 30, 2023.
Our existing equity investments are remeasured at fair value on a nonrecurring basis when an identifiable event or change in circumstance may have a significant adverse impact on its fair value. No such events or changes occurred during the three and nine months ended September 30, 2023 and 2022.
5.    CONSOLIDATED BALANCE SHEET COMPONENTS
Restricted Cash
Restricted cash, current is included in prepaid expenses and other current assets, and restricted cash, non-current is included in other assets, both in the Condensed Consolidated Balance Sheets (Unaudited).
Property, Equipment, and Software, Net
Property, equipment, and software, net consisted of the following:

	September 30, 2023	December 31, 2022
Internal-use software and website development	$68,746	$53,215
Computer equipment and purchased software	5,310	4,662
Leasehold improvements	6,923	6,567
Furniture and fixtures	2,759	2,714
Total property, equipment, and software	83,738	67,158
Less accumulated depreciation and amortization	(54,039)	(40,062)
Property, equipment, and software, net	$29,699	$27,096
The following table presents depreciation and amortization expense related to property, equipment, and software as well as the portion of amortization expense related to internal-use software and website development that is recorded within cost of revenue in the Condensed Consolidated Statements of Operations (Unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation and amortization expense	$4,924	$4,223	$14,396	$11,541
Amortization expense for internal-use software and website development	$4,320	$3,545	$12,584	$9,415

Intangible Assets, Net
Intangible assets, net consisted of the following:

	September 30, 2023			December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Content assets	$11,064	$(3,025)	$8,039	$6,821	$(1,971)	$4,850
Developed technology	8,446	(5,795)	2,651	8,446	(4,743)	3,703
Assembled workforce	—	—	—	181	(181)	—
Intangible assets	$19,510	$(8,820)	$10,690	$15,448	$(6,895)	$8,553
Capitalization of content assets and amortization expense for intangible assets was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Capitalization of content assets	$2,247	$484	$4,243	$861
Amortization expense for intangible assets	$736	$664	$2,106	$1,967
As of September 30, 2023, future expected amortization expense for intangible assets was as follows:

Remainder of 2023	$877
2024	3,801
2025	3,214
2026	1,306
2027	875
Thereafter	617
Total	$10,690
6.    LEASES
We have entered into various non-cancelable office space operating leases with lease periods expiring through April 2025. These leases do not contain residual value guarantees, covenants, or other restrictions.
In May 2022, we entered into a sublease agreement pursuant to which we subleased a part of our existing office space in Mountain View, California. We classified the sublease as an operating lease. The term of the sublease commenced on June 1, 2022 and terminates on October 31, 2024. Sublease income from this agreement was $680 and $2,040 for the three and nine months ended September 30, 2023 and was $680 and $907 for the three and nine months ended September 30, 2022.
During the three and nine months ended September 30, 2022, we recognized an impairment loss of $0 and $2,304 related to our operating lease right-of-use asset and $0 and $904 related to property and equipment, which were allocated within operating expenses in the Condensed Consolidated Statements of Operations (Unaudited), consistent with the allocation approach used for operating lease costs. No such impairment loss was recognized during the three and nine months ended September 30, 2023.
7.    INCOME TAXES
Income tax expense or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, we update the estimate of the annual effective tax rate, and if the estimated tax rate changes, we record a cumulative adjustment.
Our effective tax rate for the three months ended September 30, 2023 and 2022 was (3.3%) and (2.9%). For the nine months ended September 30, 2023 and 2022, our effective tax rate was (4.4%) and (2.6%). The difference between the effective tax rate and the U.S. federal statutory rate is primarily due to a valuation allowance for our federal and state net deferred tax assets, income taxes on foreign operations, U.S. state income taxes, and stock-based compensation expense.

As of September 30, 2023, we continued to have a full valuation allowance against our U.S. federal and state deferred tax assets. Management regularly evaluates the realizability of our deferred tax assets. Adjustments are recorded to income during the period in which management makes the determination a deferred tax asset is more likely than not to be realized.
8.    NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(32,090)	$(36,038)	$(96,197)	$(123,640)
Denominator:
Weighted-average shares used in computing net loss per share—basic and diluted	150,853,611	146,020,571	150,036,927	144,619,748
Net loss per share—basic and diluted	$(0.21)	$(0.25)	$(0.64)	$(0.85)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2023	2022
Common stock options	12,962,760	18,815,019
Restricted stock units (“RSUs”)	20,125,138	19,522,108
Shares subject to repurchase	6,711	5,518
ESPP stock purchase rights (“ESPP Rights”)	335,440	287,284
Total	33,430,049	38,629,929
9.    COMMITMENTS AND CONTINGENCIES
Purchase Obligations
Purchase obligations relate mainly to a third-party cloud infrastructure agreement, subscription arrangements, and service agreements used to facilitate our operations. As of September 30, 2023, we had approximately $24,934 of future minimum payments under our non-cancelable purchase obligations with a remaining term in excess of one year, which are expected to be paid through 2026.
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
To date, we have utilized our existing cash and cash equivalents to fund repurchases under the Repurchase Program. During the three and nine months ended September 30, 2023, we repurchased an aggregate of 309,510 shares and 4,829,803 shares of our common stock for $3.9 million and $58.5 million pursuant to a Rule 10b5-1 trading plan. As of September 30, 2023, we had $36.6 million remaining under the Repurchase Program, which has no expiration date and will continue unless otherwise suspended or discontinued.
11.    EMPLOYEE BENEFIT PLANS
Stock Incentive Plans
Our 2021 Stock Incentive Plan (the “2021 Plan”) provides for the granting of incentive and non-statutory stock options, RSUs, and other equity-based awards. Pursuant to our 2021 Employee Stock Purchase Plan (the “ESPP”), eligible employees may purchase shares of our common stock through payroll deductions at 85% percent of the lower of the market price of our common stock on the date of commencement of the applicable offering period or on the last day of each six-month purchase period.
As of September 30, 2023, 11,841,834 shares and 4,571,095 shares of our common stock were reserved for future issuance under the 2021 Plan and ESPP.
Stock Options
We may grant stock options at prices not less than the grant date fair value. These stock options generally expire 10 years from the grant date. Incentive stock options and non-statutory stock options generally vest ratably over a four-year service period.
Stock option activity for the nine months ended September 30, 2023 was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balance—December 31, 2022	18,153,195	$6.07	5.41	$120,289
Granted	454,626	14.72
Exercised	(4,926,957)	4.24
Canceled	(718,104)	11.91
Balance—September 30, 2023	12,962,760	$6.74	5.23	$160,706
Options vested	10,605,948	$5.19	4.65	$145,858
The aggregate intrinsic value of options exercised was $45,941 for the nine months ended September 30, 2023.

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
RSU activity for the nine months ended September 30, 2023 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested balance—December 31, 2022	22,773,053	$17.75	$269,779
Granted	6,809,447	11.93
Vested	(6,558,634)	18.04
Forfeited	(2,898,728)	19.99
Unvested balance—September 30, 2023	20,125,138	$15.36	$376,139
Stock-Based Compensation Expense
Stock-based compensation expense is classified in the Condensed Consolidated Statements of Operations (Unaudited) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$239	$683	$2,030	$2,072
Research and development	11,595	11,675	38,363	34,037
Sales and marketing	7,479	7,630	23,335	21,952
General and administrative	8,540	6,382	23,780	17,792
Restructuring related charges	—	—	(5,605)	—
Total	$27,853	$26,370	$81,903	$75,853
We capitalized $1,719 and $1,256 of stock-based compensation related to the development of our internal-use software during the three months ended September 30, 2023 and 2022 and $5,324 and $4,486 during the nine months ended September 30, 2023 and 2022.
As of September 30, 2023, there was a total of $18,639 unrecognized employee compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.0 years. In addition, as of September 30, 2023, total unrecognized compensation cost related to unvested RSUs was $254,070, which is expected to be recognized over a weighted-average period of approximately 2.7 years. Total unrecognized compensation cost related to ESPP Rights as of September 30, 2023 was $7,419, which is expected to be recognized over a weighted-average period of approximately 1.0 year.
Common Stock Reserved for Issuance
The following table presents total shares of our common stock reserved for future issuance:

	September 30, 2023	December 31, 2022
Stock options outstanding	12,962,760	18,153,195
RSUs outstanding	20,125,138	22,773,053
Shares available for future grants	16,412,929	8,819,998
Total shares of common stock reserved	49,500,827	49,746,246
401(k) Plan
We have a 401(k) savings plan that provides for a discretionary employer-matching contribution. We made matching contributions of $179 and $395 to the plan for the three months ended September 30, 2023 and 2022 and $1,640 and $1,749 for the nine months ended September 30, 2023 and 2022.

12.    RELATED-PARTY TRANSACTION
During the year ended December 31, 2017, we entered into a content sourcing agreement with a related party in the normal course of business and under standard terms. Content fees earned by the related party during the three months ended September 30, 2023 and 2022 were $1,974 and $1,280. Content fees earned by the related party during the nine months ended September 30, 2023 and 2022 were $5,479 and $4,456. Content fees earned by the related party were recorded within cost of revenue in the Condensed Consolidated Statements of Operations (Unaudited). As of September 30, 2023 and December 31, 2022, outstanding educator partner payables related to this content sourcing agreement were $1,974 and $1,223.
13.    SEGMENT AND GEOGRAPHIC INFORMATION
Segment Information
Our chief operating decision maker (“CODM”) is our Chief Executive Officer. For the purposes of allocating resources and assessing performance, the CODM examines three segments, which relate to our three revenue sources: Consumer, Enterprise, and Degrees. This is also consistent with how we disaggregate revenue.
The tables below summarize the financial information for each reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue	2023	2022	2023	2022
Consumer	$98,973	$78,002	$268,001	$215,786
Enterprise	54,887	48,044	161,240	130,794
Degrees	11,680	10,343	37,643	34,996
Total revenue	$165,540	$136,389	$466,884	$381,576

Segment gross profit
Consumer	$51,762	$57,078	$141,496	$156,090
Enterprise	37,099	33,993	110,745	93,059
Degrees	11,680	10,343	37,643	34,996
Total segment gross profit	$100,541	$101,414	$289,884	$284,145

Reconciliation of segment gross profit to gross profit
Platform and support costs	$11,973	$8,962	$32,722	$27,125
Stock-based compensation expense	239	683	2,030	2,072
Amortization of internal-use software	4,320	3,545	12,584	9,415
Amortization of intangible assets	736	656	2,106	1,929
Total reconciling items	17,268	13,846	49,442	40,541
Gross profit	$83,273	$87,568	$240,442	$243,604
Geographic Information
Revenue
The following table summarizes the revenue by region based on the billing address of our customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$89,018	$72,466	$249,240	$201,250
Europe, Middle East, and Africa	38,813	33,004	113,478	94,593
Asia Pacific	21,867	18,290	60,206	50,591
Other	15,842	12,629	43,960	35,142
Total	$165,540	$136,389	$466,884	$381,576

No single country other than the United States represented 10% or more of our total revenue during the three and nine months ended September 30, 2023 and 2022.
Long-lived assets
The following table presents our long-lived assets, consisting of property, equipment, and software, net of depreciation and amortization, and operating lease right-of-use assets, by geographic region:

	September 30, 2023	December 31, 2022
United States	$34,384	$35,457
Rest of World	1,290	1,244
Total	$35,674	$36,701
14.    RESTRUCTURING RELATED CHARGES
We have been focusing our effort and prioritizing investments in key initiatives that are expected to drive long-term, sustainable growth. In connection with this effort, on November 9, 2022, we enacted a plan to reduce our global workforce to better align our cost structure and personnel needs with our business objectives, growth opportunities, and operational priorities.
As a result of this reduction, we recognized restructuring related charges, within operating expenses, mainly related to personnel expenses, such as employee severance and benefits costs, during the year ended December 31, 2022. Related cash payments made in the three and nine months ended September 30, 2023 were $0 and $5.1 million, and reflected as cash used in operating activities within our Condensed Consolidated Statements of Cash Flows (Unaudited). We recognized a reversal of stock-based compensation expense of approximately $5.6 million during the nine months ended September 30, 2023, resulting from the forfeiture of RSUs and stock options. No restructuring related charges were recorded during the three months ended September 30, 2023. All expenses relating to this restructuring were paid as of September 30, 2023.

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
•our ability to successfully develop, launch, maintain, and scale new programs, offerings, and features, including with respect to our artificial intelligence (“AI”) initiative;
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
•the anticipated utility of our non-GAAP financial measures and key business metrics; and
•our expectations as to interest rate and foreign currency risks.
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
As shifts in the digital economy are increasing the need for new skills, Coursera’s online learning offerings can meet this global demand and provide access to world-class education to learners, organizations, and institutions worldwide. We partner with over 300 leading global university and industry partners to create and distribute high-quality content that is modular, flexible, and affordable. As of September 30, 2023, approximately 136 million learners are registered on our platform to engage with a wide range of offerings from industry microcredentials, including entry-level Professional Certificates, to bachelor’s and master’s degree programs.
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
For the three months ended September 30, 2023 and 2022, we generated a net loss of $32.1 million and $36.0 million, which included stock-based compensation expense of $27.9 million and $26.4 million, and a net loss margin as a percentage of revenue of 19% and 26%.
For the nine months ended September 30, 2023 and 2022, we generated a net loss of $96.2 million and $123.6 million, which included stock-based compensation expense of $81.9 million and $75.9 million, and a net loss margin as a percentage of revenue of 21% and 32%.

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
As a result of this reduction, we recognized restructuring related charges, within operating expenses, mainly related to personnel expenses, such as employee severance and benefits costs during the year ended December 31, 2022. We recognized a reversal of stock-based compensation expense of approximately $5.6 million during the nine months ended September 30, 2023, resulting from the forfeiture of restricted stock units (“RSUs”) and stock options. No restructuring related charges were recorded during the three months ended September 30, 2023. All expenses relating to this restructuring were paid as of September 30, 2023.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Revenue	$165,540	$136,389	$466,884	$381,576
Cost of revenue(1)	82,267	48,821	226,442	137,972
Gross profit	83,273	87,568	240,442	243,604
Operating expenses:
Research and development(1)	37,616	39,415	122,711	122,299
Sales and marketing(1)	59,792	58,504	164,665	165,757
General and administrative(1)	25,449	25,998	75,909	76,902
Restructuring related charges(1)	—	—	(5,806)	—
Total operating expenses	122,857	123,917	357,479	364,958
Loss from operations	(39,584)	(36,349)	(117,037)	(121,354)
Other income (expense):
Interest income	8,857	2,301	25,134	3,473
Other expense, net	(325)	(976)	(231)	(2,574)
Loss before income taxes	(31,052)	(35,024)	(92,134)	(120,455)
Income tax expense	1,038	1,014	4,063	3,185
Net loss	$(32,090)	$(36,038)	$(96,197)	$(123,640)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$239	$683	$2,030	$2,072
Research and development	11,595	11,675	38,363	34,037
Sales and marketing	7,479	7,630	23,335	21,952
General and administrative	8,540	6,382	23,780	17,792
Restructuring related charges	—	—	(5,605)	—
Total stock-based compensation expense	$27,853	$26,370	$81,903	$75,853

The following table summarizes our results of operations as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Cost of revenue	50	36	49	36
Gross profit	50	64	51	64
Operating expenses:
Research and development	23	29	26	33
Sales and marketing	36	43	35	43
General and administrative	15	19	16	20
Restructuring related charges	—	—	(1)	—
Total operating expenses	74	91	76	96
Loss from operations	(24)	(27)	(25)	(32)
Other income (expense):
Interest income	6	2	5	1
Other expense, net	—	(1)	—	(1)
Loss before income taxes	(18)	(26)	(20)	(32)
Income tax expense	1	—	1	—
Net loss	(19)%	(26)%	(21)%	(32)%
Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Revenue:
Consumer	$98,973	$78,002	$20,971	27%	$268,001	$215,786	$52,215	24%
Enterprise	54,887	48,044	6,843	14%	161,240	130,794	30,446	23%
Degrees	11,680	10,343	1,337	13%	37,643	34,996	2,647	8%
Total revenue	$165,540	$136,389	$29,151	21%	$466,884	$381,576	$85,308	22%
Revenue for the three months ended September 30, 2023 was $165.5 million compared to $136.4 million for the three months ended September 30, 2022. Revenue increased by $29.2 million, or 21%, compared to the three months ended September 30, 2022. The increase was primarily driven by a 20% increase in the average total number of registered learners resulting in more paid learners, a 21% increase in the average total number of Paid Enterprise Customers, and a 15% increase in the number of Degrees students.
For the three months ended September 30, 2023, total Consumer revenue increased by $21.0 million, or 27%, compared to the three months ended September 30, 2022. New learners that registered after September 30, 2022 contributed $44.0 million to total Consumer revenue of $99.0 million for the three months ended September 30, 2023. The remaining Consumer revenue in the three months ended September 30, 2023 of $55.0 million is attributable to learners that were registered on our platform as of September 30, 2022, thus retaining 71% of the revenue from those registered learners.
For the three months ended September 30, 2023, total Enterprise revenue increased by $6.8 million, or 14%, compared to the three months ended September 30, 2022 attributable to an increase in new customers. Acquisitions of new customers drove an increase of $8.6 million, offset by a $1.8 million decrease attributable to contraction of existing customer spend.

For the three months ended September 30, 2023, total Degrees revenue increased by $1.3 million, or 13%, compared to the three months ended September 30, 2022. The $1.3 million increase in revenue was primarily attributable to $1.6 million in revenue from an increase in the number of Degrees students.
Revenue for the nine months ended September 30, 2023 was $466.9 million compared to $381.6 million for the nine months ended September 30, 2022. Revenue increased by $85.3 million, or 22%, compared to the nine months ended September 30, 2022. The increase was primarily driven by a 20% increase in the average total number of registered learners resulting in more paid learners, a 21% increase in the average total number of Paid Enterprise Customers, and a 15% increase in the number of Degrees students.
For the nine months ended September 30, 2023, total Consumer revenue increased by $52.2 million, or 24%, compared to the nine months ended September 30, 2022. New learners that registered after September 30, 2022 contributed $95.7 million to total Consumer revenue of $268.0 million for the nine months ended September 30, 2023. The remaining Consumer revenue in the nine months ended September 30, 2023 of $172.3 million is attributable to learners that were registered on our platform as of September 30, 2022, thus retaining 80% of the revenue from those registered learners.
For the nine months ended September 30, 2023, total Enterprise revenue increased by $30.4 million, or 23%, compared to the nine months ended September 30, 2022. Acquisitions of new customers drove $25.5 million of the increase, and the remaining increase of $4.9 million was attributable to growth from existing customers.
For the nine months ended September 30, 2023, total Degrees revenue increased by $2.6 million, or 8%, compared to the nine months ended September 30, 2022. The $2.6 million increase in revenue was primarily attributable to $4.0 million in revenue from an increase in the number of Degrees students, partially offset by a decrease of $1.4 million due to lower revenue per student resulting from student growth in lower priced regions.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Cost of revenue	$82,267	$48,821	$33,446	69%	$226,442	$137,972	$88,470	64%
Gross profit	$83,273	$87,568	$(4,295)	(5)%	$240,442	$243,604	$(3,162)	(1)%
Gross margin	50%	64%			51%	64%
Cost of revenue for the three months ended September 30, 2023 was $82.3 million compared to $48.8 million for the three months ended September 30, 2022. The primary drivers for the increase were revenue growth combined with higher content costs as a percentage of revenue that resulted in an increase of $30.0 million in costs related to educator partner fees, as explained in more detail below. The remaining increase was largely driven by a $1.9 million increase in content translations as well as an increase in paid learner usage on our platform, resulting in a $1.0 million cost increase in hosting fees, support services, and credit card processing fees.
Content costs for the Consumer segment were $47.2 million and $20.9 million for the three months ended September 30, 2023 and 2022, with content costs as a percentage of revenue of 48% and 27% for the same periods. Content costs for the Enterprise segment were $17.8 million and $14.1 million for the three months ended September 30, 2023 and 2022, with content costs as a percentage of revenue of 32% and 29% for the same periods. Content costs as a percentage of revenue increased for both the Consumer and Enterprise segments mainly due to the extension of a multi-year agreement with our largest educator partner. In 2023, our largest educator partner started earning typical content fees, whereas we had historically supported their program primarily through marketing and content production efforts. Overall, the change in this agreement’s structure is expected to result in a prospective shift of expenses from operating expenses to cost of revenue of approximately 10% of revenue for the year ending December 31, 2023.
Gross margin was 50% for the three months ended September 30, 2023, compared to 64% for the three months ended September 30, 2022. The decrease in gross margin was driven by a higher revenue content cost rate in both our Consumer and Enterprise segments for the reason described above.

Cost of revenue for the nine months ended September 30, 2023 was $226.4 million compared to $138.0 million for the nine months ended September 30, 2022. The primary drivers for the increase were revenue growth combined with higher content costs as a percentage of revenue that resulted in an increase of $79.6 million in costs related to educator partner fees, as explained in more detail below. The remaining increase was largely driven by an increase in paid learner usage on our platform, resulting in a $3.8 million cost increase in support services and credit card processing fees, an increase in amortization expense, primarily from internal-use software of $3.3 million, as well as a $2.0 million increase in content translations.
Content costs for the Consumer segment were $126.5 million and $59.7 million for the nine months ended September 30, 2023 and 2022, with content costs as a percentage of revenue of 47% and 28% for the same periods. Content costs for the Enterprise segment were $50.5 million and $37.7 million for the nine months ended September 30, 2023 and 2022, with content costs as a percentage of revenue of 31% and 29% for the same periods. Content costs as a percentage of revenue were higher mainly due to the extension of a multi-year agreement with our largest educator partner as detailed above. The increase in content costs as a percentage of revenue for the Enterprise segment was partially offset by a one-time benefit associated with a contract amendment with one of our educator partners.
Gross margin was 51% for the nine months ended September 30, 2023, compared to 64% for the nine months ended September 30, 2022. The decrease in gross margin was driven by a higher revenue content cost rate in both our Consumer and Enterprise segments for the reason described above.
Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$37,616	$39,415	$(1,799)	(5)%	$122,711	$122,299	$412	—%
Sales and marketing	59,792	58,504	1,288	2%	164,665	165,757	(1,092)	(1)%
General and administrative	25,449	25,998	(549)	(2)%	75,909	76,902	(993)	(1)%
Restructuring related charges	—	—	—	nm	(5,806)	—	(5,806)	nm
Total operating expenses	$122,857	$123,917	$(1,060)	(1)%	$357,479	$364,958	$(7,479)	(2)%
Total operating expenses for the three and nine months ended September 30, 2023 were $122.9 million and $357.5 million compared to $123.9 million and $365.0 million for the three and nine months ended September 30, 2022.
Research and development expenses for the three months ended September 30, 2023 were $37.6 million compared to $39.4 million for the three months ended September 30, 2022. The decrease was primarily due to lower personnel-related expenses of $1.9 million.
Research and development expenses for the nine months ended September 30, 2023 were $122.7 million compared to $122.3 million for the nine months ended September 30, 2022. The increase was primarily due to higher personnel-related expenses of $6.6 million, including stock-based compensation expense of $5.3 million. This increase was partially offset by decreases in consulting services of $3.1 million and other employee expenses of $2.2 million.
Sales and marketing expenses for the three months ended September 30, 2023 were $59.8 million compared to $58.5 million for the three months ended September 30, 2022. The increase was primarily due to an increase in marketing and advertising expenses of $1.3 million and an impairment charge of $1.5 million associated with Degrees content development grants. This increase was partially offset by a decrease in personnel-related expenses of $1.4 million.
Sales and marketing expenses for the nine months ended September 30, 2023 were $164.7 million compared to $165.8 million for the nine months ended September 30, 2022. The decrease was primarily due to lower marketing and advertising expenses of $2.8 million. This decrease was partially offset by higher stock-based compensation expense of $1.9 million.

General and administrative expenses for the three months ended September 30, 2023 were $25.4 million compared to $26.0 million for the three months ended September 30, 2022. The decrease was primarily due to lower consulting fees, other employee expenses, indirect taxes, and a prior year non-recurring impairment charge resulting from a partial sublease of our office space totaling $2.7 million. This decrease was partially offset by higher stock-based compensation expense of $2.4 million.
General and administrative expenses for the nine months ended September 30, 2023 were $75.9 million compared to $76.9 million for the nine months ended September 30, 2022. The decrease was primarily due to prior year non-recurring impairment charges of $3.8 million, relating to deferred partner fees that we do not expect to recover associated with content from Russian educator partners whose content we removed from our platform and to a partial sublease of our office space. Additionally, there were decreases in consulting services of $2.1 million, offices, facilities, and indirect taxes totaling $3.0 million, as well as other employee expenses of $1.6 million. These decreases were partially offset by higher personnel-related expenses of $9.2 million, including stock-based compensation expense of $6.6 million.
Restructuring related charges for the nine months ended September 30, 2023 were $(5.8) million primarily relating to the reversal of stock-based compensation expense for the forfeitures of RSUs and stock options resulting from our global workforce reduction initiated in November 2022. Refer to Note 14, “Restructuring Related Charges,” in the notes to our Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information. There were no restructuring related charges in the nine months ended September 30, 2022.
Other Income (Expense)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Interest income	$8,857	$2,301	$6,556	nm	$25,134	$3,473	$21,661	nm
Other expense, net	(325)	(976)	651	nm	(231)	(2,574)	2,343	nm
Total other income, net	$8,532	$1,325	$7,207	nm	$24,903	$899	$24,004	nm
Total other income, net for the three and nine months ended September 30, 2023 primarily reflected interest income earned on cash, cash equivalents, and marketable securities. Interest income was higher during the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 due to a rise in interest rates and our average rate of return on investments in U.S. Treasury securities. The fluctuations in other expense, net primarily reflect changes in unrealized foreign exchange losses and gains for the periods presented. Our operating expenses are typically denominated in the local currencies of the countries in which our operations are located and are subject to fluctuations due to changes in foreign currency exchange rates. We also hold cash and cash equivalents in foreign currencies, primarily in our foreign entities to support their ongoing operations.
Income Tax Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Income tax expense	$1,038	$1,014	$24	2%	$4,063	$3,185	$878	28%
Income tax expense for the three and nine months ended September 30, 2023 and 2022 was primarily related to our foreign operations.
Liquidity and Capital Resources
Overview
As of September 30, 2023, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $721.2 million. Our investments consist of U.S. Treasury securities.
Since our inception, we have financed our operations primarily through proceeds from issuance of redeemable convertible preferred stock, and our initial public offering completed in April 2021 (the “IPO”).

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
Contractual Obligations and Commitments
Except as discussed in Note 6, Leases, and Note 9, Commitments and Contingencies, in the notes to our Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the three and nine months ended September 30, 2023 from the commitments and contractual obligations in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, set forth in our Form 10-K.
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
To date, we have utilized our existing cash and cash equivalents to fund repurchases under the Repurchase Program. During the three and nine months ended September 30, 2023, we repurchased an aggregate of 309,510 shares and 4,829,803 shares of our common stock for $3.9 million and $58.5 million pursuant to a Rule 10b5-1 trading plan. As of September 30, 2023, we had $36.6 million remaining under the Repurchase Program, which has no expiration date and will continue unless otherwise suspended or discontinued.
Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$18,071	$(32,609)
Net cash provided by (used in) investing activities	240,677	(135,402)
Net cash (used in) provided by financing activities	(72,704)	12,149
Net increase (decrease) in cash, cash equivalents, and restricted cash	$186,044	$(155,862)
Operating Activities
Cash provided by (used in) operating activities mainly consists of our net loss adjusted for certain non-cash items, including stock-based compensation expense and depreciation and amortization, as well as the effect of changes in operating assets and liabilities during each period.
Our main source of operating cash is payments received from our customers. Our primary use of cash from operating activities is for personnel-related expenses, partner fees, marketing and advertising expenses, indirect taxes, and third-party cloud infrastructure expenses.
For the nine months ended September 30, 2023, net cash provided by operating activities was $18.1 million    , primarily resulting from improved working capital driven by (i) the timing of content fees payable to our largest educator partner due to the extension of our multi-year agreement with them and (ii) deferred revenue growth, partially offset by (iii) educator partner grants, and (iv) an increase in accounts receivables primarily from invoice and collection timing as well as an offset from an increase in our paid media spending.

For the nine months ended September 30, 2022, net cash used in operating activities was $32.6 million, primarily resulting from (i) an increase in personnel related expenses driven by headcount growth, (ii) an increase in content costs due to Enterprise segment growth, (iii), an increase in our paid media spending, and (iv) an increase in content creation costs.
Cash provided by operating activities increased by $50.7 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to the timing of (i) content fees payable to our largest educator partner resulting from the extension of our multi-year agreement with them and (ii) customer invoicing and collections.
Investing Activities
For the nine months ended September 30, 2023, net cash provided by investing activities was $240.7 million, primarily as a result of proceeds from maturities of marketable securities, partially offset by purchases of marketable securities, capitalized internal-use software costs, capital expenditures of property, equipment and software, and purchases of content assets.
For the nine months ended September 30, 2022, net cash used in investing activities was $135.4 million, primarily as a result of purchases of marketable securities, capitalized internal-use software costs, capital expenditures of property, equipment and software, and purchases of content assets, partially offset by proceeds from maturities of marketable securities.
Financing Activities
For the nine months ended September 30, 2023, net cash used in financing activities was $72.7 million, primarily as a result of payments related to repurchases of common stock under the Repurchase Program and employee payroll taxes paid for vesting of RSUs, partially offset by proceeds from the issuance of common stock from employee stock option exercises and proceeds from the employee stock purchase plan.
For the nine months ended September 30, 2022, net cash provided by financing activities was $12.1 million, primarily as a result of proceeds from the issuance of common stock following employee stock option exercises and proceeds from the employee stock purchase plan, offset by employee payroll taxes paid for vesting of RSUs and payment of deferred offering costs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
New Registered Learners	6.5	6.2	17.7	16.4

	September 30,
	2023	2022
	(in millions, except percentages)
Total Registered Learners	135.9	113.0
Total Registered Learners year-over-year (“YoY”) growth	20%
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

	Three Months Ended September 30,
	2023	2022
Number of Degrees Students	20,432	17,723
YoY growth	15%

Paid Enterprise Customers
We count the total number of Paid Enterprise Customers that are active on our platform at the end of each period. For purposes of determining our customer count, we treat each customer account that has a corresponding contract as a unique customer, and a single organization with multiple divisions, segments, or subsidiaries may be counted as multiple customers. We define a “Paid Enterprise Customer” as a customer who purchases Coursera via our direct sales force. For purposes of determining our Paid Enterprise Customer count, we exclude our Enterprise customers who do not purchase Coursera via our direct sales force, which include organizations engaging on our platform through our Coursera for Teams offering or through our channel partners. For the nine months ended September 30, 2023, approximately 90% of our total Enterprise segment revenue was generated from our Paid Enterprise Customers. We believe that the number of Paid Enterprise Customers and our ability to increase this number is an important indicator of the growth of our Enterprise business and future Enterprise segment revenue trends.

	September 30,
	2023	2022
Paid Enterprise Customers	1,315	1,086
YoY growth	21%
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

Our Net Retention Rate for Paid Enterprise Customers decreased to 99% as of September 30, 2023 from 111% as of September 30, 2022, mainly due to lower renewals and expansion in our Coursera for Business vertical. Our Net Retention Rate for Paid Enterprise Customers is expected to fluctuate in future periods due to a number of factors, including the growth of our revenue base, the penetration within our Paid Enterprise Customer base, expansion of products and features, and our ability to retain and expand our Paid Enterprise Customers.
Segment Revenue
Our revenue is generated from three sources: Consumer, Enterprise, and Degrees, each of which is an individual segment of our business.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Consumer revenue	$98,973	$78,002	$268,001	$215,786
YoY growth	27%		24%
Enterprise revenue	$54,887	$48,044	$161,240	$130,794
YoY growth	14%		23%
Degrees revenue	$11,680	$10,343	$37,643	$34,996
YoY growth	13%		8%
Total revenue	$165,540	$136,389	$466,884	$381,576
YoY growth	21%		22%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Consumer gross profit	$51,762	$57,078	$141,496	$156,090
Consumer segment gross margin %	52%	73%	53%	72%
Enterprise gross profit	$37,099	$33,993	$110,745	$93,059
Enterprise segment gross margin %	68%	71%	69%	71%
Degrees gross profit	$11,680	$10,343	$37,643	$34,996
Degrees segment gross margin %	100%	100%	100%	100%
Consumer segment gross margin decreased to 52% and 53% in the three and nine months ended September 30, 2023 from 73% and 72% in the three and nine months ended September 30, 2022. Content costs were higher mainly due to the extension of a multi-year agreement with our largest educator partner. During the three months ended March 31, 2023, our largest educator partner started earning typical content fees, whereas we had historically supported their program primarily through marketing and content production efforts.
Enterprise segment gross margin decreased to 68% and 69% for the three and nine months ended September 30, 2023 from 71% in the three and nine months ended September 30, 2022 due to an increase in content costs from the extension of a multi-year agreement with our largest educator partner, described above.

Non-GAAP Financial Measures
Non-GAAP Gross Profit and Non-GAAP Net Loss
We define non-GAAP gross profit and non-GAAP net loss as GAAP gross profit and GAAP net loss excluding the impact of amortization of stock-based compensation capitalized as internal-use software costs, stock-based compensation expense, restructuring related charges, and payroll tax expense related to stock-based compensation. We believe the presentation of operating results that exclude these non-cash items provides useful supplemental information to investors and facilitates the analysis of our operating results and comparison of operating results across reporting periods.
The following tables provide a reconciliation of GAAP gross profit and GAAP net loss, the most directly comparable GAAP financial measure, to non-GAAP gross profit and non-GAAP net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Gross profit	$83,273	$87,568	$240,442	$243,604
Amortization of stock-based compensation capitalized as internal-use software costs	1,325	903	3,711	2,143
Stock-based compensation expense	239	683	2,030	2,072
Payroll tax expense related to stock-based compensation	24	3	100	16
Non-GAAP gross profit	$84,861	$89,157	$246,283	$247,835

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net loss	$(32,090)	$(36,038)	$(96,197)	$(123,640)
Amortization of stock-based compensation capitalized as internal-use software costs	1,325	903	3,711	2,143
Stock-based compensation expense	27,853	26,370	87,508	75,853
Restructuring related charges	—	—	(5,806)	—
Payroll tax expense related to stock-based compensation	765	158	3,142	891
Non-GAAP net loss	$(2,147)	$(8,607)	$(7,642)	$(44,753)
Adjusted EBITDA and Adjusted EBITDA Margin
“Adjusted EBITDA” and “Adjusted EBITDA Margin,” which are non-GAAP financial measures, are key measures used by our management to help us analyze our financial results, establish budget and operational goals for managing our business, evaluate our performance, and make strategic decisions.
We define Adjusted EBITDA as our net loss excluding: (i) depreciation and amortization; (ii) interest income; (iii) other expense, net; (iv) stock-based compensation expense; (v) restructuring related charges, (vi) income tax expense; and (vii) payroll tax expense related to stock-based compensation. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue.

The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Net loss	$(32,090)	$(36,038)	$(96,197)	$(123,640)
Depreciation and amortization	5,660	4,886	16,502	13,507
Interest income	(8,857)	(2,301)	(25,134)	(3,473)
Other expense, net	325	976	231	2,574
Stock-based compensation expense	27,853	26,370	87,508	75,853
Restructuring related charges	—	—	(5,806)	—
Income tax expense	1,038	1,014	4,063	3,185
Payroll tax expense related to stock-based compensation	765	158	3,142	891
Adjusted EBITDA	$(5,306)	$(4,935)	$(15,691)	$(31,103)
Net loss margin	(19)%	(26)%	(21)%	(32)%
Adjusted EBITDA Margin	(3)%	(4)%	(3)%	(8)%
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
The following table provides a reconciliation of net cash used in operating activities, the most directly comparable GAAP financial measure, to Free Cash Flow:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$18,071	$(32,609)
Less: purchases of property, equipment, and software	(1,026)	(1,386)
Less: capitalized internal-use software costs	(11,463)	(10,082)
Free Cash Flow	$5,582	$(44,077)
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
Based on our investment positions as of September 30, 2023 and 2022, a hypothetical 100 basis point increase in interest rates across all maturities would have resulted in a $0.7 million and $1.1 million incremental decline in the fair value of the portfolio. Such losses would only be realized if we sold the investments prior to their maturities.
Based on the balance of our cash, cash equivalents, and marketable securities as of September 30, 2023 and 2022, a hypothetical 100 basis point increase or decrease in interest rates would have resulted in a $7.2 million and $7.9 million increase or decrease on our interest income on an annualized basis.
Foreign Currency Risk
Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. The majority of our sales are denominated in U.S. dollars; therefore, our revenue is not typically subject to significant foreign currency risk. Our operating expenses are typically denominated in the local currencies of the countries in which our operations are located and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, British pound sterling, and Indian rupee. We also hold cash and cash equivalents in foreign currencies, primarily in our foreign entities to support their ongoing operations. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our Condensed Consolidated Statement of Operations (Unaudited). To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A 10% increase or decrease in current exchange rates would have resulted in an impact of $0.8 million and $2.3 million on our Condensed Consolidated Financial Statements (Unaudited) for the three months ended September 30, 2023 and 2022.
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
•Our ability to compete effectively;
•Our ability to successfully develop, launch, maintain, and scale new programs, offerings, and features, including with respect to our artificial intelligence (“AI”) initiative and challenges and risks associated with the utilization of AI in our business;
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
•changes in laws, regulations, or accounting principles that impact our business; and
•general political, economic, or market conditions and events affecting any of the above, including the impact of inflation, currency and interest rate fluctuations, labor strikes or other widespread work stoppages, the political environment, the impact of the election season, or the outcome of political elections, geopolitical tensions or hostilities, such as the conflicts in Ukraine and the Middle East, supply chain disruptions, and the COVID-19 pandemic.
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
We incurred net losses of $32.1 million and $36.0 million in the three months ended September 30, 2023 and 2022, and we had an accumulated deficit of $760.3 million as of September 30, 2023. We may or may not achieve or maintain profitability in the future. Even if we achieve profitability, we may not be able to maintain or increase our level of profitability.
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
The success of our business depends in large part on the continued and increased development and volume of compelling educational content and credentialing programs by our university and industry partners, which we refer to collectively as our educator partners, as well as maintaining existing educational content and credentialing programs. We have faced, and may continue to face challenges in establishing, maintaining, and expanding these relationships. For instance, our educator partners who use our platform are required to invest significant time and resources to adjust the manner in which they develop educational content and credentialing programs for an online learning environment. The delivery of degree programs online at educational institutions has not yet achieved widespread acceptance, and administrators and faculty members may have concerns regarding the perceived loss of control over the educational process that might result from offering courses and degrees online, the effectiveness of asynchronous learning, the heightened potential for learners to use generative artificial intelligence tools to generate their online coursework, as well as concerns regarding the ability to provide high-quality education online that maintains the standards they set for their on-campus programs. There can be no assurance that online programs, such as those offered on our platform, will ever achieve significant market acceptance, and universities and organizations may therefore decline to engage with our platform. Further, if we were to lose a significant number of educator partners, including those who provide a significant portion of the educational content and credentialing programs available on our platform, or are no longer able to offer certain educational content or credentialing programs on our platform, particularly those in high demand, our reputation, growth, and revenue would be materially and adversely impacted. For the nine months ended September 30, 2023, we generated approximately 32% of our total revenue from the content and credentialing programs of five partners. Total revenue includes both revenue directly attributable to a particular partner and revenue that we do not consider directly attributable, such as revenue from site-wide subscriptions or our Coursera for Teams offering. The loss of or reduction in educational content and credentialing programs from such partners could negatively affect our ability to sustain or generate revenue or reach future profitability, and would materially and adversely affect our business, financial condition, or results of operation if we are unable to timely secure comparable educational content and credentialing programs at a favorable cost from other partners.

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
•Ineffective marketing efforts. Our marketing efforts use various channels (e.g., search engine optimization, television, affiliates, paid search, and custom website development and deployment), publication of content related to higher education, career paths, our platform, and our offerings, and we rely on advertising through a limited number of third-party advertising platforms (e.g., Google, Meta Platforms, and LinkedIn) to direct traffic to, and recruit new learners for, our offerings. Changes in the way these platforms operate, whether due to changes in law, the practices of mobile operating system providers, or otherwise, or their advertising prices, data use practices, or other terms, have impacted the cost and efficiency of our learner acquisition efforts in the past and could in the future make marketing our offerings more expensive, less effective, or more difficult. In addition, the elimination of a particular medium or platform on which we advertise, could limit our ability to direct traffic to our offerings and recruit new learners on a cost-effective basis, any of which could have a material adverse effect on our business, results of operations, and financial condition.

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

Our introduction and use of artificial intelligence technologies (“AI”) may not be successful and may present business, compliance, and reputational challenges which could lead to operational or reputational damage, competitive harm, legal and regulatory risk, and additional costs, any of which could materially and adversely affect our business, financial condition, and results of operations.
We have incorporated, and may continue to incorporate, AI in the content and credentials offerings from our industry and university partners, as well as in our AI-powered platform innovations and features, and this incorporation of AI in our business and operations may become more significant over time. The use of generative AI technology, which is considered to be a relatively new and emerging technology in the early stages of commercial use, exposes us to additional risks, which could result in damage to our reputation, competitive position, and business, and expose us to legal and regulatory risks and additional costs. For example, AI algorithms are based on machine learning and predictive analytics, which can create inaccurate or misleading content, unintended biases, and other discriminatory or unexpected results. Accordingly, while AI-powered applications may help provide more tailored or personalized learner experiences, if the content, analyses, or recommendations that AI applications assist in producing on our platform are, or are perceived to be, deficient, inaccurate, or biased, our reputation, competitive position, and business may be materially and adversely affected. Further, the use of AI technology is subject to ongoing debate in the education industry, including with respect to issues such as plagiarism, cheating, academic integrity, and the scope of appropriate or permissible use of generative AI in the context of both learning and teaching. For example, there is a risk that AI-generated information may be inaccurate or misleading, or not appropriately attribute authors or creators for their work (including if used in the context of course content creation), or that students may use generative AI to draft written assignments or for other projects, any of which, absent sufficient and cost-effective methods to detect and prevent such risks, may devalue or undervalue the certificates and other credentials offered through our platform due to the actual or perceived threat of increased plagiarism or cheating, concerns of academic integrity, or appropriate and permissible use of AI. Any of the foregoing or similar issues, whether actual or perceived, could negatively impact the learner experience and diminish the perceived quality and value of the content and certifications provided through our platform to learners, employers, or organizations granting professional licenses or certifications. This in turn could damage our brand, reputation, competitive position, and business. See “- Our financial performance depends heavily on our ability to attract and retain learners, and if we fail to do so, our business and operating results will suffer.” In addition, the use of AI technology has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of AI applications. To the extent we experience cybersecurity incidents in connection with our use of AI technology, it could similarly adversely affect our reputation and expose us to legal liability or regulatory risk. Further, our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively.
As the utilization of AI becomes more prevalent, we anticipate that it will continue to present new or unanticipated ethical, technical, legal, competitive, and regulatory issues, among others. We expect that our incorporation of AI in our business will require additional resources, including the incurrence of additional costs, to develop and maintain our platform offerings, services, and features to minimize potentially harmful or unintended consequences, to comply with applicable laws and regulations, to maintain or extend our competitive position, and to address any reputational, technical, or operational issues which may arise as a result of the foregoing. As a result, the challenges presented with our use of artificial intelligence could materially and adversely affect our business, financial condition, and results of operations.
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
Our revenue increased to $165.5 million in the three months ended September 30, 2023 from $136.4 million in the three months ended September 30, 2022. Our growth has placed, and we expect will continue to place, a significant strain on our administrative and operational infrastructure, facilities, and other resources, and we face challenges of integrating, developing, training, and motivating our global employee base as well as maintaining our company culture with a predominantly remote workforce. Our ability to manage our operations and growth will require us to continue to improve our sales and marketing and content development capacity, and technology, finance, and administration teams globally, as well as our facilities and infrastructure. We will also be required to refine our operational, financial, and management controls and reporting systems and procedures, as well as effectively control our costs. If we fail to efficiently manage this global expansion of our business, our costs and expenses may increase more than anticipated and we may not successfully expand our partnerships with businesses, governmental and other organizations, and educational institutions, enhance our platform and technology-enabled services, increase the volume of new educational content and credentialing programs developed by our educator partners, attract a sufficient number of learners in a cost-effective manner, deploy preferred local payment methods and pricing models, satisfy our existing educator partners’ requirements, increase the volume of Enterprise platform subscriptions, respond to competitive challenges, or otherwise execute our business plan. Although our business has experienced significant growth in the past, we cannot provide any assurance that our business or revenue will continue to grow at the same rate or at all in the future.
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
Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, contractual, reputational, and political risks that are different from those in the U.S. In addition to our employee base in the U.S., including Puerto Rico, we have employees in Australia, Bulgaria, Canada, France, Germany, India, Singapore, the United Arab Emirates, and the United Kingdom in several functional areas, including product and software development, sales and marketing, talent recruitment, and general facilities management, and we have retained professional employer organizations and staffing agencies to engage personnel in certain international locations. Our international operations subject us to the compensation and benefits regulations of those jurisdictions, as well as other employer duties and obligations, that differ from the U.S. Further, enrollments of learners from other countries require us to comply with international data privacy regulations of those countries. Failure to comply with international regulations or to adequately adapt to international markets could harm our ability to successfully operate our business and pursue our business goals.
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

•difficulties in staffing and managing employees and contractors in foreign countries, including in countries in which workers based outside of the U.S. may become part of labor unions, employee representative bodies, workers’ councils, or collective bargaining agreements, and challenges relating to labor shortages, government shutdowns, work stoppages, such as labor strikes or lockouts, or slowdowns;
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
•difficulties in managing foreign business operations, including the potential need to localize our business infrastructure, translating our policies and information technology systems into the local language, and local challenges related to technology as well as internet speed and availability, among other challenges; and
•regional, global, economic, and political conditions, including geopolitical tensions or hostilities within or beyond areas where we currently have, or may in the future have, international operations, such as the ongoing conflicts in Ukraine and the Middle East.
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
Our business and operations could be materially and adversely affected in the event of earthquakes, floods, fires, telecommunications failures, blackouts or other power losses, break-ins, acts of terrorism, an outbreak of hostilities, political or geopolitical crises, such as the conflicts in Ukraine and the Middle East, inclement weather, public health crises, pandemics or epidemics, or other catastrophic events. For example, the uncertain nature, magnitude, and duration of hostilities stemming from Russia’s military invasion of the Ukraine or the conflict in the Middle East, including the potential effects of sanctions and retaliatory cyberattacks on the world economy and markets, have contributed to increased market volatility and uncertainty, and may impact our customers’ intent or ability to pay for services, which could negatively impact our results of operations. Furthermore, our executive offices are located in the San Francisco Bay Area, an earthquake-sensitive area and one that has been increasingly vulnerable to wildfires and floods, and damage to or total destruction of our executive offices resulting from earthquakes may not be covered in whole or in part by any insurance we may have. If floods, fire, inclement weather including extreme rain, wind, heat, or cold, or accidents due to human error were to occur and cause damage to our properties or other locations from which our employees are working, or if our operations or the operations of our service providers were interrupted by telecommunications failures, blackouts, acts of terrorism or outbreak of hostilities, political or geopolitical crises, or public health crises, our results of operations would suffer, especially if such events were to occur during peak periods. We may not be able to effectively shift our operations due to disruptions arising from the occurrence of such events, and our business could be affected adversely as a result. See also “Risk Factors—Risks Related to Our Business and Industry—Climate change may have an adverse impact on our business”.

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
Our educator partners include colleges, universities, and other education providers, many of which depend substantially on government funding. Any general decrease, delay, or change in federal, state, or local funding for colleges, universities, and other education providers could cause our current and potential partners to reduce their use of our platform, or delay development of content for our platform, any of which could cause us to lose learners and revenue. For example, a government shutdown as a result of failure to enact funding legislation for the government's next fiscal year, which in turn could negatively impact our business, financial condition, and results of operations.
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

In the U.S., a significant example of this is the California Consumer Privacy Act (the “CCPA”), which provides data privacy rights for California consumers and new operational requirements for covered companies. The CCPA provides that covered companies must provide disclosures to California consumers and afford such consumers new data privacy rights that include the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The California Privacy Rights Act (the “CPRA”), effective as of January 1, 2023, significantly modifies the CCPA, including by imposing additional obligations on covered companies and expanding consumers’ rights with respect to certain sensitive personal information and rights to object to sharing information for behavioral advertising purposes, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Additionally, the Virginia Consumer Data Protection Act, effective from January 1, 2023, the Colorado Privacy Act and the Connecticut Data Privacy Act, both effective from July 1, 2023, and the Utah Consumer Privacy Act, effective from December 31, 2023, each impose similar requirements on covered businesses. New privacy laws have also recently been passed in Indiana (Indiana Consumer Data Protection Act), Iowa (Iowa Consumer Data Protection Act), Montana (Montana Consumer Data Privacy Act) and Tennessee (Tennessee Information Protection Act), which will become effective between 2024 and 2026. There are a number of additional proposals for U.S. federal and state privacy laws that, if passed, could increase our potential liability, add layers of complexity to compliance in the U.S. market, increase our compliance costs, and adversely affect our business. In addition, all 50 states have laws, including obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers, and others. Aspects of these U.S. state privacy laws and other laws and regulations relating to data protection, privacy, and information security, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them.
The EU General Data Protection Regulation and UK General Data Protection Regulation (together, the “GDPR”) impose stringent data protection requirements on businesses processing personal data of EU and UK data subjects, respectively. The GDPR is wide-ranging in scope and imposes numerous additional requirements on companies that process personal data, including requiring that lawful bases exist for all processing of personal data, requiring disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security of personal data, creating mandatory data breach notification requirements in certain circumstances, and requiring that certain measures (including contractual obligations) are taken when engaging third-party processors or transferring data overseas. The GDPR also provides individuals with various rights in respect of their personal data, including rights of access, erasure, portability, rectification, restriction, and objection. Complying with the GDPR remains an onerous and potentially costly obligation as interpretations of the specific requirements emerge through the courts, enforcement decisions and regulatory guidance. In addition, where personal data subject to the GDPR is transferred to non-adequate jurisdictions (e.g., where an EU customer transfers personal data to us in the U.S.), there is still considerable uncertainty surrounding the future trajectory of the perception of such transfers by EU courts and data protection authorities following the decision on July 16, 2020 by the Court of Justice of the EU (ECJ) in its Case C-311/18 Data Protection Commissioner v Facebook Ireland and Maximillian Schrems and associated enforcement action by certain EU data protection authorities (such as the Irish Data Protection Commission in May 2023). The European Commission issued an adequacy decision in respect of the EU-US Data Privacy Framework on July 10, 2023, permitting transfers of personal data from the EU to U.S. organizations certified under the Framework, without additional transfer mechanisms. However, legal challenges to the validity of this adequacy decision have already been lodged in the EU, with further challenges expected.
Similar data privacy laws, rules, and regulations in other countries may also impact our business. The People’s Republic of China implemented the Personal Information Protection Law on November 1, 2021, which includes both similarities and differences to the GDPR. Singapore also amended its privacy law in 2021, imposing additional obligations on businesses processing the data of Singaporean data subjects, including restrictions on foreign transfers. In addition, the Brazilian General Data Protection Law, in force since late 2020, is a comprehensive data protection regime modeled in part on the GDPR. In August 2023, the Indian Parliament passed a new data privacy law, the Digital Personal Data Protection Act, 2023, which completely overhauls India’s privacy regime. The law has received the President’s assent and is expected to come into force shortly.

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
We rely on a combination of intellectual property rights, contractual protections, and other practices to protect our brand, proprietary information, technologies, and processes. We primarily rely on copyright and trade secret laws to protect our proprietary technologies and processes, including the algorithms we use throughout our business. Others may independently develop the same or similar technologies and processes, or may improperly acquire and use information about our technologies and processes, which may allow them to provide a service similar to ours, which could harm our competitive position. Our principal trademark assets include the registered trademark “Coursera” and our logos and taglines. We also hold the rights to the “Coursera.org” internet domain name and various related domain names, which are subject to internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. If we are unable to protect our trademarks or domain names, our brand recognition and reputation would suffer, we would incur significant expense establishing new brands, and our operating results would be adversely impacted. As of September 30, 2023, we had 20 issued patents relating to technology features of our platform, including identity verification, content delivery and navigation, and automation, which patents expire between 2034 and 2040, and a number of U.S. pending patent applications also relating to certain technology features of our platform. We cannot predict whether any pending patent application will result in an issued patent that will effectively protect and enforce our intellectual property. Even if a patent issues, the patent may be circumvented or its validity may be challenged in proceedings before the U.S. Patent and Trademark Office. In addition, we cannot assure you that every significant feature of technology and services will be protected by any patent or patent application. Further, to the extent we pursue patent protection for our innovations, patents we may apply for may not issue, and patents that do issue or that we acquire may not provide us with any competitive advantages or may be challenged by third parties. There can be no assurance that any patents we obtain will adequately protect our inventions or survive a legal challenge, as the legal standards relating to the validity, enforceability, and scope of protection of patent and other intellectual property rights are uncertain.
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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited..
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
In addition, as of September 30, 2023, 33,087,898 shares were issuable upon exercise of outstanding stock options or the vesting of outstanding RSUs. Sales of stock by these equity holders or the perception that such sales could occur could adversely affect the trading price of our common stock.
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
The following table presents details of our monthly share repurchases for the third quarter of 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be repurchased under the program
				(in thousands)
July 1, 2023 - July 31, 2023	309,510	$12.67	309,510	$36,645
August 1, 2023 - August 31, 2023	—	—	—	$36,645
September 1, 2023 - September 30, 2023	—	—	—	$36,645
Total	309,510	$12.67	309,510	$36,645
Item 5. Other Information
Rule 10b5-1 Plan Elections
During the three months ended September 30, 2023, the following officers, as defined in Rule 16a-1(f) of the Exchange Act, (the “Section 16 officers”) of the Company adopted Rule 105-1 trading arrangements, as defined in Item 408 of Regulation S-K, for the sale of our common stock.
Shravan K. Goli, Senior Vice President and Chief Operating Officer, entered into a prearranged stock trading plan on August 28, 2023. This plan provides for the potential exercise of vested stock options and the associated sale of up to 350,022 shares of our common stock, the potential sale of vested restricted stock units of up to 215,645 shares, and the potential sale of a to-be-determined number of shares purchased under our Employee Stock Purchase Plan between November 27, 2023, and August 23, 2024.
Michele M. Meyers, Vice President, Accounting and Chief Accounting Officer, entered into a prearranged stock trading plan on August 28, 2023. This plan provides for the potential sale of vested restricted stock units of up to 16,580 shares between November 27, 2023, and May 20, 2024.
These trading plans were entered into during an open insider trading window and are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and our policies regarding transactions in our securities.
During the three months ended September 30, 2023, no other directors or Section 16 officers adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 105-1 trading arrangement", as defined in Item 408 of Regulation S-K.

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

COURSERA, INC.

Date: November 2, 2023	By:	/s/ Jeffrey N. Maggioncalda
Jeffrey N. Maggioncalda
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: November 2, 2023	By:	/s/ Kenneth R. Hahn
Kenneth R. Hahn
Senior Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

Date: November 2, 2023	By:	/s/ Michele M. Meyers
Michele M. Meyers
Vice President, Accounting and Chief Accounting Officer
(Principal Accounting Officer)