Form 10-K
period 2023-12-31
Coursera, Inc.
filed 2024-02-22
CIK 1651562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________
FORM 10-K
_____________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission File Number: 001-40275
_____________________________________________
COURSERA, INC.
(Exact Name of Registrant as Specified in its Charter)
_____________________________________________

Delaware	45-3560292
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
381 E. Evelyn Ave. Mountain View, California	94041
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (650) 963-9884
_____________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	COUR	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒     No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐     No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days     Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant on June 30, 2023, based on the closing price of the Registrant's common stock as reported by the New York Stock Exchange, was approximately $1.7 billion. As of February 15, 2024, the Registrant had 156,946,046 shares of common stock, $0.00001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated herein by references in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2023.

Coursera, Inc.
Form 10-K
For the Year Ended December 31, 2023
i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. Any statements contained in this Form 10-K that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “can,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “target,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “forecast,” and “outlook,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements include statements about:
•trends and expectations for growth in the higher education and online education markets;
•the acceptance, adoption, and growth of online learning and credentialing;
•market acceptance and demand for our platform;
•the potential benefits of our solutions to learners and educator partners;
•anticipated launch dates of new educator partner programs;
•our business model;
•our expectations of our future financial performance, including revenue, expenses, and profitability;
•our ability to successfully develop, launch, maintain, and scale new programs, offerings, and features, including artificial intelligence (“AI”);
•our ability to expand our platform's content and credentialing programs;
•our ability to manage or sustain our growth and to effectively expand our global customer base and operations;
•our ability to acquire new educator partners and expand program offerings with existing educator partners;
•our ability to acquire prospective learners and increase learner enrollment, revenue, and retention;
•our growth strategies, plans, objectives, and goals;
•our ability to compete and expectations about the future competitive landscape;
•our ability to attract and retain key employees;
•the scalability of our platform and operations;
•our ability to develop and protect our brand;
•the size of our addressable markets, market share, and market trends;
•the affordability and convenience of our platform;
•our ability to obtain, maintain, protect, and enforce our intellectual property (“IP”) and proprietary rights and successfully defend against claims of infringement, misappropriation, or other violations of third-party IP;
•our anticipated future capital requirements, including the availability of capital to sustain and grow our business;
•our ability to successfully defend any current or future litigation brought against us;
•our ability to implement and maintain effective policies, procedures, and internal controls;
•potential changes in laws and regulations applicable to us or our educator partners and ability to comply;
•our share repurchase program;
•our contractual obligations and commitments;
•the anticipated utility of our non-GAAP financial measures and key business metrics; and
•our expectations as to interest rate and foreign currency risks.
ii

In addition, any statements contained herein that are not statements of historical facts are deemed to be forward-looking statements. These forward-looking statements reflect our management’s beliefs and views with respect to future events, are based on estimates and assumptions as of the date of this report, and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied by our forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed in Part I, Item 1A “Risk Factors” of the Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We qualify all of the forward-looking statements in the Form 10-K with these cautionary statements.
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance, events, or circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of the Form 10-K to conform these statements to actual results or to changes in our expectations, except as required by law.
In the Form 10-K, references to “Coursera,” the “Company,” “we,” “us,” or “our” mean Coursera, Inc., a Delaware public benefit corporation, and its subsidiaries, unless otherwise stated.
iii

PART I
Item 1. Business
Overview
Our mission is to provide universal access to world-class learning so that anyone, anywhere has the power to transform their life through learning.
Learning is the source of human progress. The spread of ideas across cultures and ages has helped transform our world from illness to health, from poverty to prosperity, and from conflict to peace. By combining some of the world’s best educational content with a technology platform that can serve learners on a global scale, we believe Coursera is enabling the digital transformation of higher education and bringing high-quality, affordable education to every corner of the world.
Coursera is a platform that enables a global ecosystem of educators, learners, and institutions. As of December 31, 2023, approximately 142 million learners from more than 235 countries and dependencies had registered on Coursera to learn from more than 325 universities and industry experts. Our educator partners have created a broad catalog of content and credentials, ranging from entry-level industry microcredentials to university degrees, which are globally distributed through our platform’s multiple segments. Coursera serves learners with educational content directly in their homes or on the go, on the job through their employers, their colleges and universities, and through government-sponsored programs. As of December 31, 2023, over 1,300 institutions were paying Enterprise customers, including businesses, colleges, universities, and governmental organizations. We also provide social impact programs that have helped more than 260,000 learners around the world.
The graphic below illustrates our global learning ecosystem as of December 31, 2023:

Technology is advancing faster than the world’s ability to adapt and acquire new skills. We believe that recent advancements in artificial intelligence (“AI”) and other emerging technologies will reshape how we live, learn, and work. We expect this will further increase the global skills gap. The rapid adoption of new technologies, tools, and processes creates an urgent need for organizations and learners to adapt in order to remain competitive. To gain from the opportunities created by the digital economy, many aspiring and existing professionals need advanced skills in technology, AI, and data science. We believe education will continue to be further characterized by blended classrooms powered by online learning, job-relevant education, and lifelong learning to help employees, students, and citizens learn emerging skills that can be used in their current jobs, to obtain new job opportunities, or to run their businesses.
Our vision for the future of higher education emphasizes accessibility, affordability, and relevance, ensuring it meets the demands and pace of a rapidly changing economy. We believe that online learning will become the primary means of meeting the global demand for emerging skills and that the adoption of online education, combined with the increased flexibility enabled by larger remote and hybrid workforces, holds the promise to increase global social equity. Cross-sector collaboration will be required between universities, employers, and government organizations in order to bridge the gap between education and industry needs.
World-class teaching is the foundation of the Coursera experience. Coursera partners with over 325 university and industry partners to provide learners with high-quality content and credentials that are modular and consumable at a wide range of durations, skill levels, and price points. Our data-driven technology platform enables educators to efficiently produce, teach, and scale content and credentials, from individual courses to professional certificates to university degrees. Coursera enables educator partners to tap into global demand from individual learners, organizations, and institutions.
Reaching and serving a world of learners lies at the heart of our model. We make it easy for learners to discover and engage with high-quality, job-relevant learning in flexible, hands-on online learning environments at affordable prices—including free offerings. Content from top-branded partners has enabled us to attract approximately 142 million individual learners at low cost and build a global consumer brand. Data-driven marketing enables us to efficiently attract learners to a wide range of paid offerings, including standalone courses, multi-course specializations, industry certificate programs, and university degrees. We believe this efficient learner acquisition model has allowed us to build one of the largest global audiences of adult learners globally and serve learners at various price points, with competitive margins for us and our educator partners.
We expect the long, episodic nature of higher education will break down into shorter, more relevant units of consumption designed to increase affordability and provide more immediate access to workforce participation. Our model allows learners to leverage flexible and affordable pathways across our catalog, including the ability to “stack” content and credentials to count as progress towards a broader program of study. This is enabled by qualifying our high-quality learning catalog for credit recognition through partners like the American Council on Education (“ACE”) and the European Credit Transfer and Accumulation System (“ECTS”). For example, eligible learners who complete the Google Data Analytics Certificate can earn a credit recommendation of 12 college credits, the equivalent of four college courses at the bachelor’s degree level in participating programs.
Coursera’s data and machine-learning systems drive personalized learning and skills benchmarking. We believe that our unified technology platform is not only making global higher education more accessible and more effective but is also enabling educators to author and distribute high-quality content efficiently, employers to upskill and reskill their talent, and learners to advance their careers in a flexible learning environment. Further, our platform allows employers to tap into a diverse talent pool and provides them with insight into which learners have the requisite skills for specific job roles. It also allows learners to develop and showcase their skills with industry microcredentials and hands-on projects. For example, we announced approximately 20 new entry-level Professional Certificates over the past year from partners like Amazon Web Services (“AWS”), Google, IBM, Microsoft, and more.
In addition to offering content and credentials directly to individuals at Coursera.org, we also sell directly to organizations and institutions, including employers, colleges and universities, and government entities and agencies. Employers can use Coursera for Business to help employees develop new skills in order to better acquire and serve customers, lower costs, reduce risk, and remain competitive in the new digital economy. Colleges and universities can use Coursera for Campus to deliver and integrate university and industry-branded online projects, courses, and credentials as they navigate a new era of financial challenges, pressure to deliver job-relevant skills and employable graduates, and evolving student preferences for hybrid learning. Government entities and agencies can use Coursera for Government to train, reskill, and upskill employees and citizens into fast-growing digital roles that constitute a significant share of new job opportunities.

The global higher education market is large and growing. As we seek to reinforce our platform’s advantages and continue penetrating this market opportunity, we have multiple strategies to drive our growth. This includes improving conversion, upsell, and retention of paid consumer learners, particularly our global expansion; increasing adoption and penetration of our Enterprise offerings; expanding the number of online degrees and the number of students in Degrees programs; and deploying new technologies to deliver more value for our individual and institutional customers.
Our Opportunity: The Global Education Market is Large and Growing
As the pace of new knowledge and the demands of the global workforce continue to accelerate, we believe the global adult education market is poised to grow dramatically, through advancements in technology, flexibility, and accessibility. For example, the flexibility of online learning enables non-traditional learners to continue their education, while remote instruction and asynchronous delivery can broaden access to affordable, high-quality education for learners and institutions around the world.
Our Offerings to Individuals, Organizations, and Institutions
Coursera.org for Individuals
Most learners come to Coursera to start and advance their careers, reach their educational goals, and enhance their lives. Learners consume content from our diversified portfolio, which is designed to meet a wide variety of goals and preferences. Our educator partners create thousands of courses, credentials, and other offerings across a wide range of domains, from a 2-hour Guided Project on how to build a website, to an entry-level Professional Certificate, to a Master of Public Health degree from the University of Michigan.
As technology automates more repetitive, predictable, lower-skilled job tasks, individuals around the world are looking to reskill with professional certificates and college degrees in order to move into emerging digital careers. Coursera offers a portfolio of entry-level Professional Certificates from Google, IBM, Intuit, Meta, Microsoft, and Salesforce that help develop the skills needed to land entry-level digital jobs in information technology, cybersecurity, data science, marketing, sales, design, and software engineering and development without requiring a college degree or any experience in the field. Coursera also has fully online degrees in data science, computer science, engineering, business, AI, social science, and public health.
The full Coursera catalog includes*:
•3,500+ Guided Projects: Gain a job-relevant skill in less than two hours for $9.99
•6,900+ Courses: Learn something new in 4 to 6 weeks for free, or for prices up to $99
•875+ Specializations: Gain a job-relevant skill in 3 to 6 months for $39 to $79 per month
•125+ Certificates
◦45+ Entry-level Professional Certificates: Earn a certification of job readiness for an in-demand career in 3 to 9 months for $39 to $79 per month
◦30 Non-entry level Professional Certificates: Earn a certification to advance your career in 1 to 10 months starting at $49 per month
◦30 University Certificates: Earn a university-issued certificate to develop expertise in a chosen field in 4 to 24 months for approximately $1,500 to $10,000
◦15+ MasterTrack Certificates: In 3 to 12 months, earn a university-issued certificate from a module of a university degree and credit that can be applied to that degree in the future for approximately $2,000
•50+ Degrees: Earn a bachelor’s or master’s degree fully online for approximately $5,000 to $45,000 or earn a postgraduate diploma
* As of December 31, 2023. The time periods noted are intended completion timeframes; actual time to completion varies by learner. Learners may also access certain courses, Specializations, and Professional Certificates through a Coursera Plus subscription. Prices reflect rounded ranges applicable to nearly all content and credentials; a small percentage may exceed the top and bottom ends of the range.
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

The learning experience includes:
•Courses with video-based lectures, in-video quizzes, notes and highlights, readings, assessments, peer reviews, and group projects;
•AI-driven learning features, such as Coursera Coach for pre-quiz practice questions and a more interactive experience, personalized discovery and recommendations that are job-aligned, and foreign language translations for up to 18 languages;
•Coursera Labs with hands-on projects that teach practical skills using real-world tools such as Python, Jupyter Notebooks, VS Code, R-Studio, and many other desktop and cloud-based applications fully in-browser with no software or data downloads;
•A mobile app that enables course downloads for offline learning, which is especially important for students with limited or intermittent internet connectivity or power; and
•Localized experiences including localized homepage, payment options, geographical pricing, local partnerships, and content discovery.
As of December 31, 2023, approximately 142 million learners had registered with Coursera to learn from more than 325 leading university and industry partners in thousands of offerings ranging from open courses to university degrees.
•In 2023, learners logged more than 45 million course enrollments, watched 532 million lectures, and completed 89 million assessments.
•Learners have logged more than 10.3 million Guided Project enrollments since we launched Guided Projects in 2020.
•Our growing Professional Certificate catalog has enrolled more than 11.8 million learners since we launched this catalog in 2018.
•Over 22,000 students were enrolled in Degrees programs as of December 31, 2023.
Overall, learners are satisfied with their experiences on Coursera and with the outcomes Coursera learning helps them achieve. Of learners who have rated a course in 2023, 82% gave their course a full 5-star rating.
Coursera Plus is a subscription pricing model that gives learners access to over 10,000 courses, Guided Projects, Specializations, and Professional Certificates on Coursera for a monthly or annual fee.
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
Coursera has designed a single, unified platform that allows us to configure a common set of content and features to meet the various needs of our Enterprise customers that we manage through our Coursera for Business, Coursera for Campus, and Coursera for Government verticals. We have more than 1,300 Paid Enterprise Customers that purchase Coursera through our direct sales force. We also have customers that purchase licenses through our channel partners or directly through our Coursera for Teams offering.
The common content and features on Coursera’s Enterprise learning platform include:
•A broad catalog of more than 6,500 courses, hands-on projects, and professional certificates, especially in the domains of data science, technology, and business;
•Private Authoring, the ability for all Enterprise customers to author courses and projects that are specific to and accessible only by the learners in their institution or their citizens, as applicable;
•The ability to tailor custom course collections that surface curated collections of courses to specific learner populations;

•Academies and SkillSets that identify target skill proficiencies required for specific job roles and provide personalized learning paths to develop these skill proficiencies;
•Coursera Labs, with hands-on projects that teach practical skills using real-world tools such as Python, Jupyter Notebooks, VS Code, R-Studio, and many other desktop or cloud-based applications fully in-browser with no software or data downloads;
•Dashboards that enable administrators to deliver tailored learning programs to specific learner groups, measure and track progress in skills development, and benchmark learner skill proficiency;
•LevelSets that help learners calibrate targeted content recommendations to their skill level so they can reach learning goals faster;
•Career Academy that leverages our entry-level Professional Certificates and Guided Projects to deliver the skills and credentials that can prepare learners for in-demand, digital jobs, even those with no college degree or prior work experience and
•Generative AI Academy, a new Enterprise offering designed to equip executives and their employees with the foundational literacy and skills from top research universities and companies at the forefront of AI.
Coursera for Business helps employers upskill and reskill their teams in order to better acquire and serve customers, lower costs, and reduce risk, as well as to drive innovation, competitiveness, and growth. Employers can also use Coursera for Business to help attract and retain talent in a competitive labor market as employers are increasingly positioning learning programs as a career development benefit. Our content in data science, technology, and business is especially relevant to employers; Private Authoring allows businesses to create courses and projects using their own datasets and tools; SkillSets, Academies, and LevelSets can be tailored to company-specific job-roles and skill requirements; Coursera Labs helps employers provide hands-on training using the tools that are deployed in their corporate environments; and Dashboards allow businesses to benchmark skill proficiency against specific industry and competitive peer groups. In 2023, Coursera for Business learners logged over 4.8 million course enrollments. Over 65% of Coursera’s direct sales customers in this vertical are outside of the U.S.
Coursera for Campus empowers academic institutions to offer job-relevant, credit-ready, high-quality online education to students, faculty, and staff. Colleges and universities can use Coursera for Campus to deliver university-branded, online learning in a new era of financial challenges for higher education and evolving student preferences for hybrid learning. Over the past few years, thousands of higher education institutions launched Coursera for Campus, with growth accelerated by free initiatives during the pandemic. This has made it one of our fastest-growing offerings. We launched Career Academy in 2022, which offers industry microcredentials alongside the core university curriculum to attract students and produce graduates with the skills and abilities that employers seek. Our high-quality content from leading universities, relevant job training from industry experts, and academic integrity features are especially relevant to colleges that allow students to earn credit towards their university degree by taking online courses; Private Authoring allows faculty to create courses and projects that meet their particular curricular needs; SkillSets and LevelSets help faculty and students understand what skills will improve the chance of getting hired into particular job roles after graduation; Coursera Labs enables schools to supplement conceptual study with hands-on learning in a scalable cloud environment; and Dashboards help faculty and career placement personnel enhance student employability by benchmarking student skill proficiency against specific industry job roles. More recently, growth in our catalog of entry-level Professional Certificates, in combination with regional credit recommendations, has enabled universities and colleges to offer career electives to students for credit. For example, our expanded partnership with the University of Texas System allows students, faculty, staff, and alumni to access industry microcredentials in Career Academy across nine campuses.

Coursera for Government partners with national and local governmental organizations to deliver workforce reskilling programs for in-demand jobs. We also work with governmental organizations to develop and empower the next generation of public sector leaders through skill development programs. Our Professional Certificates and content from leading universities and industry partners are especially relevant to government officials who seek to prepare citizens for emerging jobs in their region and enhance the skills of public sector employees; Private Authoring allows agencies to create localized hands-on projects using regional instructors to develop skills to meet regional employment opportunities; LevelSets help learners assess their skill level and find the right content for their needs; Guided Projects enable governments to provide citizens and employees with hands-on training for the latest digital tools; and Skills Dashboards help workforce development personnel measure skill development and benchmark skill proficiency against workforces in other countries. Workforce development programs include Professional Certificates tailored for entry-level positions. These programs are designed for individuals without a college degree or prior work experience. They provide opportunities for exploring various careers, developing essential skills and competencies, and building a hands-on project portfolio using actual workplace tools. Additionally, participants have the chance to earn industry-recognized credentials.
Our Competitive Strengths: The Power of Our Business Model
We believe that our competitive advantage is based on the following key strengths:
Trusted brand with a large learner base. With approximately 142 million registered learners, we have one of the largest global audiences of adult learners in the world. This large, growing learner base attracts top educator partners, creates Enterprise and Degrees leads, provides data and insights, increases operating scale, improves search engine optimization performance, and produces favorable economics.
Our consumer flywheel creates a price-to-cost advantage. We make it easy for learners to come to Coursera and explore learning options through free open courses and projects. We believe this efficient acquisition model, powered by free, high-quality content, global partner brands, deep expertise in search engine optimization, strong word-of-mouth referrals, public relations, and effective paid marketing, enables us to attract learners to Coursera at scale and connect them with the right learning experiences over the course of their academic and professional lives.

Free university and industry branded content
Attracts
Motivated global learner base at low customer acquisition cost
Generates word-of-mouth
Some of which pay
Some registrants pay for courses and degrees
Drives value for content partners
Revenue to partners incentivizes content creation
Creates

Branded catalog of modular content and credentials. Our broad catalog and flexible technology platform provide many entry points for learners and allow us to give learners a path to achieving their goals, regardless of their starting place. This allows us to help learners find the right learning program based on their prior skills, credentials, experience, and career desires and provide pathways for them to accomplish their goals. For example, a learner with no college degree or experience might start their learning journey with the Google IT Support Professional Certificate over three to six months, land a new IT job, and get academic credit towards the University of London Bachelor’s of Computer Science, which they can complete while working, lowering the opportunity cost of earning that degree. We believe we are the only platform with the ability to blend industry microcredentials with traditional academic degree credentials at scale. Many of our credentials have ACE and ECTS credit recommendations, which makes it easier for learners to earn academic credit towards a local or online degree program.
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
Job-relevant, hands-on projects, and industry certificates. In order to compete and keep pace with the rapidly changing skills landscape, learners need to be able to quickly identify and learn practical skills using job-relevant tools. Our Project Network is composed of instructors who have demonstrated expertise in a tool or skill through industry experience or academic background in the topic of their project. Professional Certificates, some of which are authored by well-known employer brands such as AWS, Google, IBM, Intuit, Meta, Microsoft, and Salesforce, allow learners to efficiently reskill and upskill for new jobs. We offer a diverse selection of Professional Certificates from a wide range of roles, industries, brands, and languages, many of which have ACE and ECTS credit recommendations enabling more universities to accept the certificates for academic credit toward a degree program. Similarly, our technology platform allows instructors to efficiently launch one to two hour Guided Projects that teach the latest in-demand skills to learners with a hands-on learning experience.
Multi-channel Enterprise model. With a single content catalog and a unified technology and data platform, we are able to distribute content and credentials to a global audience of more than 1,300 paying businesses, academic institutions, and governmental organizations. Our technology enables our educator partners to reach large, globally distributed employee populations through the workplace and provide them with high-quality lifelong learning. Our technology also allows collaboration among institutional networks, so that businesses, universities, and government organizations can collaborate on Coursera by sharing content, program settings, licenses, and data insights.
Rich data analytics and skills graphs. Since all of our teaching and learning activities happen online, our platform is able to capture a significant amount of data across millions of enrollments related to teaching, learning, content, and outcomes. This data allows us to drive learner success through personalized learning, map skills to content and jobs through a system of machine-learning models, and unlock marketing efficiencies by automating and targeting communications with learners to generate engagement.
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
•Corporate training companies: Skillsoft Corp., LinkedIn Corporation through its LinkedIn Learning services, Pluralsight, Inc., Udacity, Inc., and Udemy, Inc.;
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
Improve conversion, upsell, and retention of paid Consumer learners. Our Consumer platform makes it easy for individuals to come to Coursera and learn, allowing for a natural progression of learners to go from free projects or courses to full online degrees. One of the tools used is Coursera Plus, launched in February 2020, which contributes to conversion and retention of paid Consumer learners. In 2023, over 65% of our cash receipts from Consumer offerings came from individual learners who were registered on our platform as of December 31, 2022.
Expand the number of online degrees and the number of students in Degrees programs. We believe we have an opportunity to increase the number of bachelor’s and master’s programs and postgraduate diplomas in new and existing academic disciplines within our current network of university partners. Over time, we also aim to naturally progress current open course university partners into Degrees partners. For existing Degrees program partners, we also intend to continue to increase the size of student cohorts in existing Degrees programs and add new online Degrees programs from these partners. We believe that our large, global learner base should give us a competitive advantage in delivering qualified international learners to Degrees partners in a cost-effective manner.
Continue to focus on growing our Enterprise business. Coursera’s growth is driven in part by expansion into new logos as well as broader penetration of learners within our existing base of business, university, and government customers. Our team identifies and engages with potential Enterprise customers. Once our platform has been adopted, we focus on expanding and growing our relationships with existing customers. Our relationships often begin with departmental deployments, evolving to multi-department and ultimately organization-wide utilization as our value is proven within our customers’ learner bases.
Continue global expansion. Approximately 46% of our revenue for the year ended December 31, 2023 came from learners outside of the U.S. We plan to continue to market our offerings and programs to individual learners, businesses, academic institutions, and governments globally, providing us broad access to the addressable market while also building on our global brand as a leading learning destination. We also continue to enhance the local learning experience, including machine-learning course translations, localized discovery, geographical pricing, payment methods, and regional credit recommendations.
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
With our consumer brand, we can market categories of degree and certificate programs to learners earlier in their consideration process. This allows us to connect learners with targeted learning opportunities based on their background and goals. By connecting Coursera’s learners with relevant degree programs, we efficiently tap into latent degree demand from our consumer base and combine automated nurture strategies earlier in the funnel with higher-touch efforts to assist potential students who are further along in their purchase decision. We promote our courses, Specializations and entry-level Professional Certificates that can count as progress towards a degree both to allow prospective students to discover our Degrees and to increase conversion rates by enabling applicants to sample content and build interest and confidence before enrolling in one of our Degrees programs. For example, we are sourcing more programs with performance-based admissions, which allow learners to earn admission through successful completion of a series of courses. Performance-based admissions help to reduce traditional barriers associated with tests, application fees, and prior education or work experience. We believe pathways between our open content and credentials, particularly our entry-level Professional Certificates, and Degrees will provide a more accessible and affordable method for learners to progress in their education and careers.
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
Research and Development
Our research and development team creates and maintains our platform, products, and insights to deliver a high-quality learning experience to our learners and customers cost-effectively and at scale. We leverage our large partner and customer base, our engaged learner community, and our focus on user-driven innovation to aggregate feedback on features and functionality and consistently improve our offerings and platform. Our production environment runs in a cloud environment, providing scalable storage and elastic computing.
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

Intellectual Property
We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures, contractual commitments and other legal rights and practices to protect our intellectual property, including our brand, proprietary information, technologies, processes, and the algorithms we use throughout our business. For example, as of December 31, 2023, we had 20 issued patents relating to technology features of our platform, including identity verification, content delivery and navigation, and automation, which patents expire between 2034 and 2040, and several U.S. pending patent applications also relating to certain technology features of our platform. Our principal trademark assets include the registered trademark “Coursera” and our logos and taglines. We also hold the rights to the “Coursera.org” internet domain name and various related domain names, which are subject to internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. For important additional information related to our intellectual property position, please review the information set forth in “Risk Factors—Risks Related to Intellectual Property.”
Seasonality
We experience revenue fluctuations due to seasonal engagement patterns of individual learners and Enterprise customers, which may vary from quarter to quarter or year to year, and seasonal operating practices or engagement patterns of partners resulting from academic calendars or fiscal years that may differ from our own.
Historically, there has been an increase in enrollments from new and existing consumer learners in the first and fourth quarter of each year as the result of various holiday promotions offered during these periods. Additionally, revenue from Enterprise customers varies quarter-over-quarter due to the timing of our launches of new course content, offerings, and features.
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
Human Capital Resources
Overview
At Coursera, we create and nurture a system of equitable employee services and workplace experiences to help employees perform at their best and to deliver our mission of transforming lives through learning. As of December 31, 2023, 1,295 full-time employees make up a global community that is driven by a shared purpose and transformative impact. Our team also engages contractors and consultants for auxiliary services and support.
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
At Coursera, we strive to promote a culture of continuous learning and improvement. For the last ten years, we have measured employee engagement and tracked employees’ perspectives on important issues through our employee engagement surveys. Our participation rate continues to be high, at 97% for 2023. Employee engagement survey results provide important insight into organizational health and allow us to address opportunities for improvement in more focused and meaningful ways.

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

Regulatory Matters
As a public company with global operations, we are subject to various federal, state, local, and foreign laws, rules, and regulations. Compliance with these laws, rules, and regulations has not had a material effect on our capital expenditures, results of operations, and competitive position as compared to prior periods. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those related to higher education, consumer and data protection, intellectual property, government contracting, global trade, business acquisitions, antitrust, employment, anti-corruption, accounting standards, corporate governance, tax, and AI ethics and machine learning, could have a material impact on our business in future periods.
Higher Education Regulations
As a service provider to higher education institutions both in the U.S. and internationally, either directly or indirectly through our arrangements with partners, we are required to comply with various education laws and regulations.
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
The vast majority of our U.S.-based college and university partners participate in the federal student financial assistance programs under Title IV, and are subject to extensive regulation by the U.S. Department of Education (“DOE”), as well as various state agencies, licensing boards, and accrediting agencies. To participate in Title IV programs, an institution must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting agency recognized by the DOE, and be certified by the DOE as an eligible institution. The increased scrutiny and results-based accountability initiatives in the education sector, as well as ongoing policy differences in Congress regarding spending levels, could lead to significant changes in connection with the upcoming reauthorization of the HEA or otherwise. These changes may place additional regulatory burdens on postsecondary schools participating in Title IV programs generally, and specific changes may be targeted at companies such as ours that serve higher education within the U.S. Regulatory activities and initiatives of the DOE may have similar consequences for our business even in the absence of Congressional action.
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
DOE “Dear Colleague” Letter (“DCL”)
Each institution that participates in Title IV programs agrees, as a condition of its eligibility to participate in those programs, that it will not “provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any persons or entities engaged in any student recruiting or admission activities or in making decisions regarding the award of student financial assistance.” The vast majority of our U.S.-based university partners participate in the Title IV programs. Although this rule, referred to as the incentive compensation rule, generally prohibits entities or individuals from receiving incentive-based compensation payments for the successful recruitment, admission, or enrollment of learners, the DOE provided clarifying guidance in March 2011 interpreting the incentive compensation rule as permitting tuition revenue-sharing arrangements known as the “bundled services exception.” Our current degrees business model relies heavily on the bundled services exception to enter into tuition revenue-sharing agreements with our U.S.-based university partners.
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

Further, because the bundled services rule was promulgated by agency guidance through the DCL and is not codified by statute or regulation, there is risk that the exception could be altered or removed without prior notice, public comment period, or other administrative procedural requirements that accompany formal agency rulemaking. For example, the DOE recently issued new guidance expanding the application of third-party servicer requirements, including an annual audit requirement, to any entity providing recruitment services or content. The DCL has been criticized by commentators and lawmakers, including in a June 2022 report by the U.S. House Committee on Appropriations, which urged the DOE to rescind the guidance, and in a recent commentary authored by Representative DeLauro, the ranking member of the House Appropriations Committee and the Labor, Health and Human Services, Education, and Related Agencies Subcommittee. On February 15, 2023, the DOE announced that it is reviewing its DCL guidance on incentive compensation compliance. The DOE has not announced the results of this review. In addition, the legal weight the DCL would carry in litigation over the propriety of any specific compensation arrangements under the HEA or the incentive compensation rule is uncertain. We can offer no assurances as to whether the exception in the DCL would be upheld by a court or how it would be interpreted.
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
Violations of the misrepresentation rule are subject to various sanctions by the DOE and violations may be used as a basis for legal action by third parties. Similar rules apply under state laws or are incorporated in institutional accreditation standards and the Federal Trade Commission applies similar rules prohibiting any unfair or deceptive marketing practices to the education sector.
Family Educational Rights and Privacy Act (“FERPA”)
We are required to comply with FERPA, which generally prohibits an institution of higher education from disclosing personally identifiable information (“PII”) from a learner’s education records without the learner’s consent. Our U.S.-based university degree and certificate partners and Coursera for Campus customers and their learners disclose to us certain information that originates from or composes a learner education record under FERPA. Through our contracts to provide services to institutions, we are indirectly subject to FERPA, and we may not transfer or otherwise disclose any PII from a learner record to another party other than in a manner permitted under the statute and any applicable contract. In the event that we disclose learner information in violation of FERPA, the DOE could require a partner to suspend our access to their learner information for at least five years.
For additional discussion of regulatory risks, see “Risk Factors—Risks Related to Regulatory Matters and Litigation.”
Public Benefit Corporation (“PBC”) Status
On February 1, 2021, we amended our certificate of incorporation to become a Delaware PBC. We believe being a PBC reinforces our long-term commitment to providing global access to affordable and flexible world-class learning and aligns with our mission, culture, and values.
PBCs are intended to produce a public benefit and to operate in a responsible and sustainable manner. Under Delaware law, PBCs are required to identify in their certificate of incorporation the public benefit they will promote, and their directors have a duty to manage the affairs of the corporation in a manner that balances the pecuniary interests of the stockholders, the best interests of those materially affected by the corporation’s conduct, and the specific public benefit identified in the certificate of incorporation. They are also required to publicly disclose a report that assesses their public benefit performance at least every two years.

Our public benefit purpose, as stated in our certificate of incorporation, is “to provide global access to flexible and affordable high-quality education that supports personal development, career advancement, and economic opportunity.”
Certified B CorporationTM (“B Corp”) Status
In addition to being a PBC under Delaware law, we are a B Corp. The term “B Corp” does not refer to a particular form of legal entity, but instead refers to companies that are certified by B Lab, an independent nonprofit organization, for meeting rigorous standards of social and environmental performance, accountability, and transparency.
The process for becoming a B Corp involves completing and passing a comprehensive and objective assessment of a business’s positive impact on society and the environment, which includes over 200 questions measuring the business’s impact on its customers, employees, communities, and the environment, as well as a validation process that includes review of supporting documentation and verification interviews. Once certified, every B Corp must make its assessment score publicly available on B Lab’s website. Acceptance as a B Corp and continued certification is at B Lab’s sole discretion. We believe that our status as a B Corp further demonstrates our commitment to our mission and public benefit purpose.

Our Social Impact Programs
Coursera Social Impact Programs
Universal access to world-class learning is critical for social change. Since 2016, our social impact initiatives have provided underserved learners with access to high-quality education that supports personal development, career advancement, and economic opportunity. Through our social impact programs, we have worked with more than 100 nonprofit and community organizations to provide free access to our learning resources for more than 260,000 social impact learners across the globe.
Available Information
Our website is located at www.coursera.org, and our investor relations website is located at investor.coursera.com. The reports we file with or furnish to the U.S. Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available, free of charge, on our investor relations website at investor.coursera.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These reports and filings can also be accessed at www.sec.gov.
We disclose material information to the public through a variety of means, including SEC filings, press releases, company blog posts, public conference calls and webcasts, and our investor relations website. We use these channels to communicate with investors and the public about Coursera, our products and services, and other matters. Therefore, we encourage investors, the media and others interested in Coursera to review the information we make public in these locations, as this information may be deemed material.
Further, corporate governance information, including our corporate governance guidelines, code of business conduct and ethics, and committee charters, is also available on our investor relations website.
The content of, or information accessible through, our websites are not incorporated by reference into this Form 10-K or in any other report or document we file with the SEC. Any references to our websites are intended to be inactive textual references only.
Item 1A. Risk Factors
Risk Factors Summary
Our business is subject to numerous risks, as more fully described in the section entitled “Risk Factors” below and elsewhere in this Form 10-K. In particular, risks associated with our business include, among others, the following, any of which could have an adverse effect on our business, financial condition, results of operations, or prospects:
•Our historical growth may not be indicative of our current or future growth;

•Fluctuations in our quarterly and annual revenue and operating results could cause our stock price to fluctuate and the value of your investment to decline;
•Our limited operating history makes it difficult to predict our future financial and operating results;
•The nascency and market adoption of online learning solutions and generative AI, which may not grow or evolve as we expect or lead to increased demand for our offerings;
•Changes in contractual terms with our educational partners, including with respect to pricing or contract length, could materially and adversely affect our business, financial condition, and results of operations;
•Our ability to maintain and expand our partnerships with our university and industry partners;
•Our ability to attract and retain learners;
•Our ability to manage the growth of our business both in terms of scale and complexity;
•Changes in our contract terms, including our pricing models, for our offerings, which in turn could impact our operating results;
•Our learners’ expansion beyond our freemium offerings and free trials available on our platform;
•Our ability to successfully expand our international operations, including growing our worldwide educator partner and learner base, and to manage the risks presented by such operations;
•Our ability to launch new offerings and services to learners to grow our business;
•We have incurred significant net losses since inception, and we may not achieve or maintain profitability in the future;
•Our ability to generate sufficient revenue from a new offering to offset our costs of the offering;
•Our ability to compete effectively;
•Our and our educator partners’ ability to comply with international, federal, and state education laws and regulations, including applicable state authorizations for their programs;
•Our educator partners’ ability to obtain timely approval from applicable regulatory agencies to offer new programs, make substantive changes to existing programs, or expand programs into or within certain jurisdictions;
•Any changes to the validation or applicability of the United States (“U.S.”) Department of Education “Dear Colleague” Letter (“DCL”), on which our business model relies;
•Our educator partners’ ability to maintain institutional or programmatic accreditation for their programs;
•Changes in laws, regulations, accounting principles, or government spending policies or budget priorities that impact our business;
•Any disclosure of sensitive information about our partners, their employees, or our learners, whether due to cyberattack or otherwise;
•Any failure to obtain, maintain, protect, and enforce our intellectual property (“IP”) and proprietary rights and successfully defend against claims of infringement, misappropriation, or other violations of third-party IP;
•Any disruption or failure of our platform or operations, including as a result of geopolitical crises, natural disasters, public health crises, or other catastrophic events;
•Litigation or regulatory proceedings could adversely impact our business and financial condition, including exposing us to significant monetary damages or limiting our ability to operate our business; and
•Risks related to our status as a Delaware public benefit corporation (“PBC”) or Certified B Corporation that may negatively impact our financial performance or reputation.

Risks Related to Our Business and Industry
Our historical growth may not be indicative of our future growth, and our revenue growth rate may decline compared to prior years.
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
•changes in laws, regulations, or accounting principles that impact our business; and
•general political, economic, or market conditions and events affecting any of the above, including the impact of inflation, currency and interest rate fluctuations, labor strikes or other widespread work stoppages, the political environment, the impact of the election season, the outcome of political elections, geopolitical tensions or hostilities, such as the conflicts in Ukraine and the Middle East, supply chain disruptions, natural disasters, public health crises, or other catastrophic events.
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
As a result of our limited operating history and the evolving scope of our offerings, our forecast of future operating results may be less accurate than if we had a longer operating history, and such forecasts are subject to a number of uncertainties, including those discussed in this “Risk Factors” section and elsewhere in this Form 10-K. If we do not manage these risks successfully, our operating and financial results may differ materially from our expectations and our business and stock price may suffer.
Market adoption of online learning solutions and generative AI are relatively new and may not grow or evolve as we expect or lead to increased demand for our offerings, which may harm our business and results of operations.
Our future success will depend in part on the growth, if any, in the demand for online learning solutions. While the COVID-19 pandemic caused an acceleration of the market for online learning solutions, it is still less mature than the market for in-person learning and training, which many businesses currently utilize, and these businesses may be slow or unwilling to migrate from these legacy approaches. As such, it is difficult to predict learner or partner demand for our platform, learner or partner adoption and renewal, the rate at which existing learners and partners expand their engagement with our platform, the size and growth rate of the market for our platform, the entry of competitive offerings into the market, or the success of existing competitive offerings. Additionally, while we believe that generative AI technology will lead to increased demand for online learning solutions given the technology's potentially disruptive impact on society, governments, businesses, and academic institutions contending with the need for their workforces and learners to reskill and improve productivity and agility, these expected societal changes and resulting increased demand for our online learning offerings may not materialize in the manner expected or may take longer than anticipated. In fact, there can be no assurance that generative AI technology will not displace or otherwise adversely impact demand for online learning solutions including our offerings.
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
The success of our business depends in large part on the continued and increased development and volume of compelling educational content and credentialing programs by our university and industry partners, which we refer to collectively as our educator partners, as well as maintaining existing educational content and credentialing programs. We have faced, and may continue to face challenges in establishing, maintaining, and expanding these relationships. For instance, our educator partners who use our platform are required to invest significant time and resources to adjust the manner in which they develop educational content and credentialing programs for an online learning environment. The delivery of degree programs online at educational institutions has not yet achieved widespread acceptance, and administrators and faculty members may have concerns regarding the perceived loss of control over the educational process that might result from offering courses and degrees online, the effectiveness of asynchronous learning, the heightened potential for learners to use generative AI tools to generate their online coursework, as well as concerns regarding the ability to provide high-quality education online that maintains the standards they set for their on-campus programs. There can be no assurance that online programs, such as those offered on our platform, will ever achieve significant market acceptance, and universities and organizations may therefore decline to engage with our platform. Further, if we were to lose a significant number of educator partners, including those who provide a significant portion of the educational content and credentialing programs available on our platform, or are no longer able to offer certain educational content or credentialing programs on our platform, particularly those in high demand, our reputation, growth, and revenue would be materially and adversely impacted. For the year ended December 31, 2023, we generated approximately 32% of our total revenue from the content and credentialing programs of five partners. Total revenue includes both revenue directly attributable to a particular partner and revenue that we do not consider directly attributable, such as revenue from site-wide subscriptions or our Coursera for Teams offering. The loss of or reduction in educational content and credentialing programs from such partners could negatively affect our ability to sustain or generate revenue or reach future profitability, and would materially and adversely affect our business, financial condition, or results of operation if we are unable to timely secure comparable educational content and credentialing programs at a favorable cost from other partners.

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
Building awareness and acceptance among learners of the online educational course content and credentialing programs offered on our platform is critical to our ability to attract prospective learners and generate revenue. We must also continue to successfully work with our educator partners to maintain and develop new and compelling credentialing programs and content to maintain the relevancy of our platform and keep learners interested and engaged. A significant portion of our expenses is attributable to marketing efforts dedicated to attracting potential learners to our platform. Because we generate revenue based on fees from, or as a result of, learners subscribed to our content or enrolled in online programs offered on our platform, we must attract learners in a cost-effective manner and increase the rate at which learners enroll in and complete the programs offered by our educator partners. We also must retain learners and convert learners from our freemium model to paying customers, which depends in part on our ability to offer engaging and frequently updated content as well as quality customer support and service. The following factors, many of which are largely outside of our control, may prevent us from increasing and maintaining learner subscriptions and enrollment in a cost-effective manner or at all:
•Negative perceptions about online learning. Online education programs may not be successful or operate efficiently, which in turn could create the perception that online education in general is not effective. Learners may also be reluctant to enroll in online programs due to concerns that the learning experience may be substandard, that employers may be hesitant to hire learners who received their education or credentials online, or that organizations granting professional licenses or certifications may be reluctant to grant them based on credentials, including degrees, earned through online education or training. Further, concerns about the potential for learners to use generative AI tools to generate their coursework may be heightened with respect to online programs.
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
•Changes in search engine methodologies. We depend in part on various search engines to direct a significant amount of traffic to our website. Our ability to influence the number of learners directed to our website is not entirely within our control. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Our competitors’ search engine optimization efforts may result in their websites receiving a higher search result page ranking than ours, or search engines could revise their methodologies to refine their search results or incorporate AI in ways that we cannot predict, which could adversely affect the placement of our search result page ranking, each of which could reduce the number of learners who visit these websites. We may not be able to replace this traffic, and any attempt to do so may require us to increase our sales and marketing expenditures, which may not be offset by additional revenue and could adversely affect our operating results.
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
Our revenue increased to $635.8 million in the year ended December 31, 2023 from $523.8 million in the year ended December 31, 2022. Our growth has placed, and we expect will continue to place, a significant strain on our administrative and operational infrastructure, facilities, and other resources, and we face challenges of integrating, developing, training, and motivating our global employee base as well as maintaining our company culture with a predominantly remote workforce. Our ability to manage our operations and growth will require us to continue to improve our sales and marketing and content development capacity, and technology, finance, and administration teams globally, as well as our facilities and infrastructure. We will also be required to refine our operational, financial, and management controls and reporting systems and procedures, as well as effectively control our costs. If we fail to efficiently manage this global expansion of our business, our costs and expenses may increase more than anticipated and we may not successfully expand our partnerships with businesses, governmental and other organizations, and educational institutions, enhance our platform and technology-enabled services, increase the volume of new educational content and credentialing programs developed by our educator partners, attract a sufficient number of learners in a cost-effective manner, deploy preferred local payment methods and pricing models, satisfy our existing educator partners’ requirements, increase the volume of Enterprise platform subscriptions, respond to competitive challenges, or otherwise execute our business plan. Although our business has experienced significant growth in the past, we cannot provide any assurance that our business or revenue will continue to grow at the same rate or at all in the future.
Our ability to effectively manage any significant growth of our business will depend on a number of factors, including our ability to:
•effectively recruit, integrate, train, and motivate new employees while retaining existing employees that help us effectively execute our business plan;
•continue to improve our operational, financial, and management controls;
•protect and further develop our strategic assets, including our IP rights; and
•make sound business decisions in light of the scrutiny associated with operating as a public company.
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
Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, contractual, reputational, and political risks that are different from those in the U.S. In addition to our employee base in the U.S., including Puerto Rico, we have employees in Australia, Bulgaria, Canada, France, Germany, India, Saudi Arabia, Singapore, the United Arab Emirates, and the United Kingdom in several functional areas, including product and software development, sales and marketing, talent recruitment, and general facilities management, and we have retained professional employer organizations and staffing agencies to engage personnel in certain international locations. Our international operations subject us to the compensation and benefits regulations of those jurisdictions, as well as other employer duties and obligations, that differ from the U.S. Further, enrollments of learners from other countries require us to comply with international data privacy regulations of those countries. Failure to comply with international regulations or to adequately adapt to international markets could harm our ability to successfully operate our business and pursue our business goals.

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
•weaker protection for IP and other legal and contractual rights than in the U.S., and practical difficulties in enforcing IP and other rights, including legal and contractual rights, and differing expectations regarding ongoing contractual obligations in the face of changed circumstances, outside of the U.S.;
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
•difficulties in managing foreign business operations, including the potential need to localize our business infrastructure, translating our policies and information technology systems into the local language, and local challenges related to technology as well as internet speed and availability, among other challenges; and
•regional, global, economic, and political conditions, including geopolitical tensions or hostilities within or beyond areas where we currently have, or may in the future have, international operations, such as the ongoing conflicts in Ukraine and the Middle East, including the Israel-Hamas war.

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
We incurred net losses of $116.6 million, $175.4 million, and $145.2 million in the years ended December 31, 2023, 2022 and 2021, and we had an accumulated deficit of $780.7 million and $664.1 million as of December 31, 2023 and 2022. We may or may not achieve or maintain profitability in the future. Even if we achieve profitability, we may not be able to maintain or increase our level of profitability.
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
Our future success depends on our ability to adapt and enhance our platform. To attract new learners and educator partners and increase revenue from existing learners and partners, we will need to continuously enhance and improve our offerings to meet learner and educator partner needs at prices that our customers are willing to pay. Such efforts will require adding new functionality and responding to technological advancements, which will increase our research and development costs. If we are unable to develop educational content that addresses learners’ and partners’ needs, or enhance and improve our platform in a timely manner, or if we fail to provide adequate safeguards and quality assurance related to the use of new technological advancements, we may not be able to maintain or increase market acceptance and use of our platform. Further, some of our competitors expend a considerably greater amount of funds on their research and development programs, and their sales and marketing practices, and those that do not may be acquired by larger companies that could allocate greater resources to our competitors’ research and development programs. If we fail to maintain adequate research and development resources or compete effectively with the research and development programs of our competitors, our business could be harmed. Our ability to grow is also subject to the risk of future disruptive technologies. Access to and use of our platform is provided via the internet, which, itself, was disruptive to the previous enterprise software model. If new technologies emerge that can deliver online learning programs at lower prices, more efficiently, more conveniently, more securely, with stronger or more cost-effective mechanisms to detect and prevent plagiarism or validate the learner's identity, or with more preferred or up-to-date content, and if we or our educator partners fail to adopt such technologies or fail to do so in a timely manner, our ability to compete would be adversely affected. For example, the emergence of enhanced generative AI capabilities could provide such advantages to online learning providers able to deploy the technology effectively.

Our introduction and use of AI may not be successful and may present business, compliance, and reputational challenges which could lead to operational or reputational damage, competitive harm, legal and regulatory risk, and additional costs, any of which could materially and adversely affect our business, financial condition, and results of operations.
We have incorporated, and expect to continue to incorporate, AI in the content and credentials offerings from our industry and university partners, as well as in our AI-powered platform innovations and features, and this incorporation of AI in our business and operations may become more significant over time. The use of generative AI technology, which is considered to be a relatively new and emerging technology in the early stages of commercial use, exposes us to additional risks, which could result in damage to our reputation, competitive position, and business, and expose us to legal and regulatory risks and additional costs. For example, AI algorithms are based on machine learning and predictive analytics, which can create inaccurate or misleading content, unintended biases, and other discriminatory or unexpected results. Accordingly, while AI-powered applications may help provide more tailored or personalized learner experiences, if the content, analyses, or recommendations that AI applications assist in producing on our platform are, or are perceived to be, deficient, inaccurate, or biased, our reputation, competitive position, and business may be materially and adversely affected. Further, the use of AI technology is subject to ongoing debate in the education industry, including with respect to issues such as plagiarism, cheating, academic integrity, and the scope of appropriate or permissible use of generative AI in the context of both learning and teaching. For example, there is a risk that AI-generated information may be inaccurate or misleading, or not appropriately attribute authors or creators for their work (including if used in the context of course content creation), or that students may use generative AI to draft written assignments or for other projects, any of which, absent sufficient and cost-effective methods to detect and prevent such risks, may devalue or undervalue the certificates and other credentials offered through our platform due to the actual or perceived threat of increased plagiarism or cheating, concerns of academic integrity, or appropriate and permissible use of AI. Any of the foregoing or similar issues, whether actual or perceived, could negatively impact the learner experience and diminish the perceived quality and value of the content and certifications provided through our platform to learners, employers, or organizations granting professional licenses or certifications. This in turn could damage our brand, reputation, competitive position, and business. In addition, the use of AI technology has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of AI applications. To the extent we experience cybersecurity incidents in connection with our use of AI technology, it could similarly adversely affect our reputation and expose us to legal liability or regulatory risk. Further, our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively.
As the utilization of AI becomes more prevalent, we anticipate that it will continue to present new or unanticipated ethical, technical, legal, competitive, and regulatory issues, among others. We expect that our incorporation of AI in our business will require additional resources, including the incurrence of additional costs, to develop and maintain our platform offerings, services, and features to minimize potentially harmful or unintended consequences, to comply with applicable laws and regulations, to maintain or extend our competitive position, and to address any reputational, technical, or operational issues which may arise as a result of the foregoing. As a result, the challenges presented with our use of AI could materially and adversely affect our business, financial condition, and results of operations.
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
•Companies that provide technology solutions and services to universities offering online learning programs: 2U, Inc., Eruditus Learning Solutions Pte. Ltd., Noodle Partners, Inc., Think & Learn Private Limited (BYJU’s) through its subsidiary Great Learning PTE Ltd, and upGrad Education Private Limited;
•Corporate training companies: Degreed, Inc., LinkedIn Corporation through its LinkedIn Learning services, Pluralsight, Inc., Udacity, Inc., and Udemy, Inc.;
•Providers of free educational resources: Khan Academy, Inc., The Wikimedia Foundation, Inc., and Google LLC through its YouTube services; and
•Internal online degree platforms: Online degree programs developed in-house by universities.
We expect these and other existing competitors and new entrants to the online learning market to continually revise and improve their business models. If these or other market participants introduce new or improved delivery of online education and technology-enabled services that are more compelling or widely accepted than ours, our ability to grow our revenue and achieve profitability could suffer. Several new and existing companies in the online education industry provide or may provide offerings similar to what we offer on our platform, and these companies may pursue relationships with our educator partners that may reduce the educational content our partners produce for our platform. In addition, educational institutions, as well as businesses, governmental and other organizations, may choose to continue using or develop their own online learning or training solutions in-house, which may become more prevalent as emerging technologies such as generative AI provide additional means of developing educational programs, rather than pay for our solutions.
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
We may choose to expand our business by making acquisitions that could be material. To date, we have only completed one acquisition, and our ability as an organization to successfully identify, evaluate, acquire, and integrate technologies or businesses is unproven and limited. Acquisitions involve many risks, including the following:
•an acquisition may negatively affect our results of operations and financial condition because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by third parties, including IP claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;
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
Most of our directors are, and any future directors may be, affiliated with other entities, including venture capital or private equity funds or businesses that may be complementary, competitive, or potentially competitive to our Company. They may also in the future become affiliated with entities that are engaged in business or other activities similar to our business. Additionally, all of our officers and directors, in the course of their other business activities, may become aware of investments, business opportunities, or information that may be appropriate for presentation to us as well as to other entities to which they owe a fiduciary duty. As a result, directors and officers may encounter perceived or actual conflicts of interest involving us and other entities with which they are or become affiliated, including matters that involve corporate opportunities. For example, a portfolio company of a director-affiliated venture fund may become a competitor of ours or a potential strategic partner. In addition, as our growth strategy includes considering potential acquisitions, it is possible an entity affiliated with one of our directors could be an acquisition target or a competitive acquirer. Further, to the extent we engage in transactions with any director-affiliated entity, it could create actual, or the perception of, additional conflicts of interest, including with respect to our ability to negotiate terms equivalent to those that could be obtained in an arms’-length negotiation with an unaffiliated third party. For instance, Dr. Ng, one of our co-founders and Chairman of our board of directors, owns DeepLearning.AI Corp., a developer of educational content relating to AI that offers courses through our platform. Although we view DeepLearning.AI Corp. as a valued business partner and believe our agreement is on commercially reasonable terms, there may nonetheless be a perception of a conflict of interest. As a result of the foregoing, our directors and officers may have conflicts of interest in determining to which entity particular opportunities or information should be presented. If, as a result of such potential conflicts, we are deprived of investment, business, or information, the execution of our business plan and our ability to effectively compete may be adversely affected. Our directors are also not obligated to commit their time and attention exclusively to our business, and accordingly, they may encounter conflicts of interest in allocating their time and resources between us and other entities with which they are affiliated.

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

For example, the uncertain nature, magnitude, and duration of hostilities stemming from Russia’s military invasion of Ukraine or conflicts in the Middle East, such as the Israel-Hamas war, including the potential effects of sanctions and retaliatory cyberattacks on the world economy and markets, have contributed to increased market volatility and uncertainty, and may impact our customers’ intent or ability to pay for services, which could negatively impact our results of operations. The Israel-Hamas war has resulted in significant military activity in the Middle East, which may further escalate regional instability and could disrupt our operations and the business of our significant customers, educator partners, and learners in the Middle East and North Africa region, which could negatively impact our results of operations. The continued turmoil in Ukraine and the Middle East could have a depressing effect on the global economy, which could dampen our business activity and reduce the demand for our online learning solutions.

In addition, although the COVID-19 pandemic has subsided, pandemics or other public health crises could impact our business, key metrics, and results of operations. For example, a resurgence of the COVID-19 pandemic or the emergence of another widespread health crisis could adversely impact our business if our employees or our partners’ or third-party service providers’ employees become ill and are unable to perform their duties, and our operations, internet, or mobile networks, or the operations of one or more of our third-party service providers, is impacted. Although we believe our business was positively impacted to some extent by several trends related to the height of the COVID-19 pandemic, including the increased need or willingness of businesses, governmental organizations, educational institutions and learners to adopt remote, online, and asynchronous learning and training, we cannot be certain that these trends will continue given that the risk and barriers associated with in-person learning and training have significantly decreased. In addition, in the event of another widespread public health crisis, we may experience an adverse impact to our business and the value of our common stock as a result of the crisis’ impact on the global economy and financial markets, including inflation or recession. More generally, a public health crisis or other catastrophic event could adversely affect economies and financial markets and lead to an economic downturn, which could harm our business, financial condition, and operating results.

Further, our executive offices are located in the San Francisco Bay Area, an earthquake-sensitive area and one that has been increasingly vulnerable to wildfires and floods, and damage to or total destruction of our executive offices resulting from earthquakes may not be covered in whole or in part by any insurance we may have. If floods, fire, inclement weather including extreme rain, wind, heat, or cold, or accidents due to human error were to occur and cause damage to our properties or other locations from which our employees are working, or if our operations or the operations of our service providers were interrupted by telecommunications failures, blackouts, acts of terrorism or outbreak of hostilities, political or geopolitical crises, or public health crises, our results of operations would suffer, especially if such events were to occur during peak periods. We may not be able to effectively shift our operations due to disruptions arising from the occurrence of such events, and our business could be affected adversely as a result.
To the extent that any catastrophic event adversely affects our business, results of operations, financial condition, and cash flows, it may also heighten many of the other risks described in this “Risk Factors” section.
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

Increasing scrutiny and evolving expectations from customers, educator partners, regulators, investors, and other stakeholders with respect to our environmental, social, and governance (“ESG”) practices may impose additional costs on us, expose us to new or additional risks, or harm our reputation.
Companies are facing increasing scrutiny from customers, partners, regulators, investors, and other stakeholders related to their ESG practices and disclosures. Investor advocacy groups, investment funds, and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions, and human rights. Increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor, employee or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain educator partners, and the price of our common stock. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure. Collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, and can present numerous operational, reputational, financial, legal and other risks, any of which could have a material impact on us, including on our reputation and stock price. Inadequate processes to collect and review this information prior to disclosure could subject us to potential liability related to such information. Furthermore, several U.S. states have enacted or proposed “anti-ESG” policies or legislation. While these policies and related legislation are generally targeted to investment advisory firms and mutual funds, if these investors viewed our ESG practices as contradicting such “anti-ESG” policies, such investors may not invest in the Company and it could negatively affect the price of our common stock.
Our current ESG disclosures, including the metrics we set as a PBC and other any standards we may set for ourselves, or a failure to meet these metrics or standards, may influence our reputation and the value of our brand. For example, we have elected to share publicly certain information about our ESG initiatives and information, and our commitment to the recruitment, engagement, and retention of a diverse workforce. Our business may face increased scrutiny related to these activities, including from the investment community, and our failure to achieve progress in these areas on a timely basis, or at all, could impact our ability to hire and retain employees, increase our educator partner base, reelect our board of directors, or attract and retain certain types of investors, which could adversely affect our reputation, business, and financial performance.
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
We are a remote-first company, which could have a negative impact on the execution of our business plans and operations and create productivity, connectivity, and oversight challenges.
We are a remote-first company, allowing for almost all roles to be open to remote employees on an ongoing basis. Our remote-first employment policy could have a negative impact on the execution of our business plans and operations and create productivity, connectivity, and oversight challenges. For example, if a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult for us to continue our business for a period of time. The shift to remote working may also result in consumer privacy, IT security, and fraud vulnerabilities, which, if exploited, could result in significant recovery costs and harm to our reputation. Operating in a predominantly remote work environment and providing and maintaining the operational infrastructure necessary to support a remote work environment also present significant challenges to maintaining our company culture, including employee engagement and productivity. As a result, our culture, information technology requirements, cybersecurity risk, and business operations could be adversely affected.

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
Additionally, the vast majority of our U.S.-based college and university partners participate in the federal student financial assistance programs under Title IV of the Higher Education Act of 1965, as amended (respectively, “Title IV” and “HEA”), and are subject to extensive regulation by the U.S. Department of Education (“DOE”), as well as various state agencies, licensing boards, and accrediting agencies. To participate in the Title IV programs, an institution must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting agency recognized by the DOE, and be certified by the DOE as an eligible institution.
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
We or our educator partners may also be required to obtain appropriate approvals under international education laws and regulations. For example, a recent Indian regulation relating to online higher education requires, among other things, that learning platforms utilized by Indian universities to offer online degrees be approved by a technical committee of the Indian regulator. Seeking such approval could be a complex and time-consuming process, since the requirement is new, and as such there is no certainty as to the timing and standard of review for international platforms, or even whether international platforms are permitted to apply for approval. In addition, we may lack the knowledge and resources to successfully pursue an application without the support of one or more of our Indian university partners. International education laws and regulations may prohibit or restrict the delivery of online education by extraterritorial entities, or local policies or practice may favor local providers. India’s Ministry of Education recently announced its intent to launch its first digital university in 2023, the National Digital University, which would allow students to accumulate and combine credits from different higher education institutions. Such a program may negatively impact our ability to effectively expand our Degrees business in India.
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
Our subscription plans charge learners on a recurring basis, and as a result we must comply with complex international, federal, and state laws and regulations related to automatic renewal, unfair competition, and false advertising. These laws, among other things, require us to make specific disclosures in clear and conspicuous ways at the time a learner purchases a subscription, and obtain the learner’s affirmative, express consent to the recurring charges, as well as provide learners with refunds easily and promptly. The penalties for failing to comply with these requirements can be severe, including rendering the subscription contract null and void, and allowing the consumer to treat any services provided under such a contract as a gift, and any failure to comply with these requirements may constitute violations of more general consumer protection laws, which could subject us to third-party lawsuits, regulatory fines, or other action or liability, and we expect to incur ongoing costs of compliance.
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

While our degree business model is designed to align with guidance from a DOE “Dear Colleague” Letter, such guidance is not codified by statute or regulation and may be subject to change.
Each institution that participates in Title IV programs agrees, as a condition of its eligibility to participate in those programs, that it will not “provide any commission, bonus, or other incentive payment based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid, to any person or entity who is engaged in any student recruitment or admission activity, or in making decisions regarding the award of Title IV program funds.” The vast majority of our U.S.-based university partners, and a some of our non-U.S. university partners, participate in the Title IV programs. Although this rule, referred to as the incentive compensation rule, generally prohibits entities or individuals from receiving incentive-based compensation payments for the successful recruitment, admission, or enrollment of learners, the DOE provided clarifying guidance in March 2011 interpreting the incentive compensation rule as permitting tuition revenue-sharing arrangements known as the “bundled services exception.” Our current business model relies heavily on the bundled services exception to enter into tuition revenue-sharing agreements with our Title IV participating university partners.
The DCL issued by the DOE on March 17, 2011, sets forth the guidance of the DOE regarding various regulations that were implemented around that time. The DCL affirms that “[t]he Department generally views payment based on the amount of tuition generated as an indirect payment of incentive compensation based on success in recruitment and therefore a prohibited basis upon which to measure the value of the services provided.” The DCL, however, in Example 2-B, clarified an important exception to this prohibition for a business model that complies with the bundled services exception: “A third party that is not affiliated with the institution it serves and is not affiliated with any other institution that provides educational services, which third party provides bundled services to the institution including marketing, enrollment application assistance, recruitment services, course support for online delivery of courses, the provision of technology, placement services for internships, or student career counseling, may receive from an institution an amount based on tuition generated for the institution by the third-party’s activities for all bundled services that are offered and provided collectively, as long as the third party does not make prohibited compensation payments to its employees, and the institution does not pay the third party separately for student recruitment services provided by the entity.”
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

Expected guidance from the DOE could classify us as a third-party servicer (“TPS”) under the HEA and could impose new compliance burdens on us and our Title IV participating university partners.
On February 15, 2023, the DOE issued “Requirements and Responsibilities for Third-Party Servicers and Institutions” (“GEN-23-03”). Prior to GEN-23-03 and based on longstanding DOE policy, only companies that assisted in financial aid administration functions were classified as a TPS. GEN-23-03 expanded the scope of TPS status to include companies that provide (among other things) recruiting services to Title IV participating universities. A Title IV participating university that engages a TPS must include specific provisions in the TPS contract and must report each TPS contract to the DOE. A company classified as a TPS falls under direct DOE oversight, is jointly and severally liable with the university for any HEA violations, and must undergo an annual audit. Subsequent to the receipt of numerous comments related to GEN-23-03 and a legal challenge, the DOE has delayed implementation of GEN-23-03 and intends to issue updated guidance on Third Party Servicers in early 2024. The DOE has not provided any estimate of the timing for re-issuance. If we are considered a TPS under the new guidance to those Title IV participating university partners who receive recruiting services from us, those university partners could hesitate to engage us for recruiting services to avoid compliance obligations, and we would incur additional expense in complying with TPS requirements, which could materially and adversely impact our business and operations.
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
We are required to comply with the Family Educational Rights and Privacy Act (“FERPA”) for certain of our offerings, and failure to do so could harm our reputation and negatively affect our business.
FERPA generally prohibits an institution of higher education from disclosing personally identifiable information from a learner’s education records without the learner’s consent. Certain U.S.-based university degree and certificate partners and Coursera for Campus customers and their learners disclose to us certain information that originates from or composes a learner education record under FERPA. Through our contracts to provide services to these institutions, we are indirectly subject to FERPA. If we violate FERPA, it could result in a material breach of agreement with one or more of our educator partners and Coursera for Campus customers could harm our reputation. Further, in the event that we disclose learner information in violation of FERPA, the DOE could require an educator partner to suspend our access to their learner information for at least five years.
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

While we rely on a variety of statutory and common-law frameworks and defenses, including those provided by the Digital Millennium Copyright Act of 1998 (“DMCA”), the Communications Decency Act of 1996 (“CDA”), the fair-use doctrine in the U.S., and the e-Commerce Directive in the European Union (“EU”), differences between statutes, limitations on immunity, requirements to maintain immunity, and moderation efforts in the many jurisdictions in which we operate may affect our ability to rely on these frameworks and defenses, or create uncertainty regarding liability for information or content uploaded by educator partners or learners or otherwise contributed by third-parties to our platform. For example, while Section 230 of the CDA provides certain legal protections to online platforms from litigation related to content posted by users of their platforms, Section 230 has faced increasing litigation challenges and legislative proposals regarding the scope of its protection, including the Gonzalez v. Google case challenging Section 230, which the Supreme Court recently announced it will hear. These actions may increase the uncertainty of litigation risk for online platforms such as ours. As an additional example, Article 17 of the Directive on Copyright in the Digital Single Market was passed in the E.U., which affords copyright owners some enforcement rights that may conflict with U.S. safe harbor protections afforded to us under the DMCA. Member states in the EU are in the process of determining how Article 17 will be implemented in their particular country. Moreover, regulators in the U.S. and in other countries in which we operate may introduce new regulatory regimes that increase potential liability for information or content available on our platform, or which impose additional obligations to monitor such information or content, which could increase our costs.
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
From time to time, we may become involved in litigation matters including IP, commercial, employment, class action, securities, whistleblower, accessibility, and other litigation and claims, and governmental and other regulatory investigations and proceedings. For example, we are currently party to a class action lawsuit alleging certain violations of the VPPA (as defined below). See “Legal Proceedings.”

Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. In addition, the expense of litigation and the timing of these expenses from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations. Refer to Note 9, “Commitments and Contingencies”, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

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
Our platform is vulnerable to power outages, telecommunications failures, and catastrophic events, as well as computer viruses, worms, malicious code, break-ins, phishing attacks, denial-of-service attacks, ransomware, and other cyberattacks. Any of these incidents could lead to interruptions or shutdowns of our platform, loss of data, or unauthorized disclosure of personal data or other sensitive information. Cyberattacks could also result in the theft of our IP. As we gain greater global visibility, we may face a higher risk of being targeted by cyberattacks. Advances in computer capabilities, new technological discoveries, or other developments may result in cyberattacks becoming more sophisticated and more difficult to detect.
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
Our educator partners and learners rely on access to the internet and mobile networks to access our platform. Internet service providers may choose to disrupt or degrade our access to our platform or increase the cost of such access. Internet service providers or mobile network operators could also attempt to charge us for providing access to our platform. In January 2018, the Federal Communications Commission (the “FCC”) released an order reclassifying broadband internet access as an information service, subject to certain provisions of Title I of the Communications Act. Among other things, the order eliminates rules adopted in 2015 that prohibited broadband providers from blocking, impairing, or degrading access to legal content, applications, services, or non-harmful devices, or engaging in the practice of paid prioritization (e.g., the favoring of some lawful internet traffic over other traffic in exchange for higher payments). The order was contested and affirmed in federal court, and the parties declined to appeal the decision to the Supreme Court. A number of states have also enacted or are considering legislation or executive actions that would regulate the conduct of broadband providers. While President Biden signed Executive Order 14036 on July 9, 2021, which, among other things, instructed the FCC to restore the net neutrality rules, we cannot predict whether the FCC will restore such rules, and if they do, whether the order or state initiatives will be modified, overturned, or vacated by legal action of the court, federal or state legislation, or the FCC. If net neutrality rules are not implemented, our business could be subject to increased costs and a loss of existing learners, impair our ability to attract new learners, and materially and adversely impact our business and opportunities for growth. Outside of the U.S., government regulation of the internet, including the idea of net neutrality, may be developing or non-existent. As a result, we could face discriminatory or anti-competitive practices that could impede our growth prospects, increase our costs, and harm our business.
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
The EU General Data Protection Regulation and UK General Data Protection Regulation (together, “GDPR”) impose stringent data protection requirements on businesses processing personal data of EU and UK data subjects, respectively. The GDPR is wide-ranging in scope and imposes numerous additional requirements on companies that process personal data, including requiring that lawful bases exist for all processing of personal data, requiring disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security of personal data, creating mandatory data breach notification requirements in certain circumstances, and requiring that certain measures (including contractual obligations) are taken when engaging third-party processors or transferring data overseas. The GDPR also provides individuals with various rights in respect of their personal data, including rights of access, erasure, portability, rectification, restriction, and objection. Complying with the GDPR remains an onerous and potentially costly obligation as interpretations of the specific requirements emerge through the courts, enforcement decisions and regulatory guidance. In addition, where personal data subject to the GDPR is transferred to non-adequate jurisdictions (e.g., where an EU customer transfers personal data to us in the U.S.), there is still considerable uncertainty surrounding the future trajectory of the perception of such transfers by EU courts and data protection authorities following the decision on July 16, 2020 by the Court of Justice of the EU in its Case C-311/18 Data Protection Commissioner v Facebook Ireland and Maximillian Schrems and associated enforcement action by certain EU data protection authorities (such as the Irish Data Protection Commission in May 2023). The European Commission issued an adequacy decision in respect of the EU-U.S. Data Privacy Framework on July 10, 2023, permitting transfers of personal data from the EU to U.S. organizations certified under the Framework, without additional transfer mechanisms. However, legal challenges to the validity of this adequacy decision have already been lodged in the EU, with further challenges expected.

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
Furthermore, the future approach of legislators and regulators with respect to AI may have a significant impact on our business. On October 30, 2023, President Biden signed Executive Order 14110, “Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence (AI)”, for which the impact to private businesses is not clear. In December 2023, the EU reached provisional agreement on their Artificial Intelligence Act (“AI Act”), which is expected to take effect in 2026. The AI Act will introduce significant compliance obligations and regulatory fines for breaches on all operators of AI systems. A particular risk of the AI Act is the potential classification of certain uses of AI systems in an educational context as high risk, significantly increasing the compliance burden associated with running such AI systems and which may bring into question the feasibility of operating AI systems for certain use cases. The full extent and applicability of these requirements to our use cases will not be certain unless and until the proposal becomes law.
We cannot yet fully determine the impact that these or future laws, rules, and regulations may have on our business or operations. These laws, rules, and regulations may be inconsistent from one jurisdiction to another, subject to differing interpretations, and may be interpreted to conflict with our practices.
Additionally, we may be bound by contractual requirements applicable to our collection, use, processing, and disclosure of various types of data, including personal information, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters. Any failure or perceived failure by us or any third parties with which we do business to comply with these laws, rules, and regulations, or with other obligations to which we or such third parties are or may become subject, may result in actions against us by governmental entities or private claims and litigation. For example, we are currently party to a class action lawsuit alleging certain violations of the VPPA. See “Legal Proceedings.” Any such action would be expensive to defend, may require the expenditure of substantial legal and other costs and substantial time and resources, may result in fines, penalties, or other liabilities, and likely would damage our reputation and adversely affect our business and operating results. In many jurisdictions, enforcement actions and consequences for non-compliance with protection, privacy, and information security laws and regulations are rising. In the U.S., possible consequences for non-compliance include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. In the EU, data protection authorities may impose large penalties for violations of the data protection laws, including potential fines of up to €20 million or 4% of annual global revenue, whichever is greater. The authorities have shown a willingness to impose significant fines and issue orders preventing the processing of personal data on non-compliant businesses. Data subjects also have a private right of action, as do consumer associations, to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of applicable data protection laws. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards that may legally or contractually apply to us. If we fail to follow these standards, even if no customer information is compromised, we may incur significant fines or experience a significant increase in costs.
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

Use of social media, emails, push notifications, and text messages in ways that do not comply with applicable laws and regulations, lead to the loss or infringement of IP, or result in unintended disclosure may harm our reputation or subject us to fines or other penalties.
We use social media, emails, push notifications, and text messages as part of our omni-channel approach to marketing. As laws and regulations evolve to govern the use of these channels, the failure by us, our employees, our partners, or third parties acting at our direction to comply with applicable laws and regulations in the use of these channels could adversely affect our reputation or subject us to fines or other penalties. In addition, our employees, our educator partners, or third parties acting at our direction may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement of IP, as well as the public disclosure of proprietary, confidential, or sensitive personal information of our business, employees, learners, educator partners, or others. Information concerning us, our educator partners, or learners, whether accurate or not, may be posted on social media platforms at any time and may have an adverse impact on our brand, reputation, or business. The harm may be immediate without affording us an opportunity for redress or correction and could have a material adverse effect on our reputation, business, operating results, financial condition, and prospects.
Risks Related to Intellectual Property
Any failure to obtain, maintain, protect, or enforce our IP and proprietary rights could impair our ability to protect our proprietary technology and our brand and could materially harm our business.
We rely on a combination of IP rights, contractual protections, and other practices to protect our brand, proprietary information, technologies, and processes. We primarily rely on copyright, trade secret and patent laws to protect our proprietary technologies and processes, including the algorithms we use throughout our business. Others may independently develop the same or similar technologies and processes, or may improperly acquire and use information about our technologies and processes, which may allow them to provide a service similar to ours, which could harm our competitive position. Our principal trademark assets include the registered trademark “Coursera” and our logos and taglines. We also hold the rights to the “Coursera.org” internet domain name and various related domain names, which are subject to internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. If we are unable to protect our trademarks or domain names, our brand recognition and reputation would suffer, we would incur significant expense establishing new brands, and our operating results would be adversely impacted. As of December 31, 2023, we had 20 issued patents relating to technology features of our platform, including identity verification, content delivery and navigation, and automation, which patents expire between 2034 and 2040, and a number of U.S. pending patent applications also relating to certain technology features of our platform. We cannot predict whether any pending patent application will result in an issued patent that will effectively protect and enforce our IP. Even if a patent issues, the patent may be circumvented or its validity may be challenged in proceedings before the U.S. Patent and Trademark Office. In addition, we cannot assure you that every significant feature of technology and services will be protected by any patent or patent application. Further, to the extent we pursue patent protection for our innovations, patents we may apply for may not issue, and patents that do issue or that we acquire may not provide us with any competitive advantages or may be challenged by third parties. There can be no assurance that any patents we obtain will adequately protect our inventions or survive a legal challenge, as the legal standards relating to the validity, enforceability, and scope of protection of patent and other IP rights are uncertain.
Third parties may challenge any patents, copyrights, trademarks, and other IP and proprietary rights owned or held by us or may knowingly or unknowingly infringe, misappropriate, or otherwise violate our patents, copyrights, trademarks, and other proprietary rights. We may be required to spend significant resources to monitor and protect our IP rights, and the efforts we take to protect and enforce our proprietary rights may not be sufficient. Even if we do detect violations, we may need to engage in litigation to enforce our IP rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert our management’s attention. In addition, our efforts may be met with defenses and counterclaims challenging the validity and enforceability of our IP rights or may result in a court determining that our IP rights are unenforceable. If we are unable to cost-effectively protect or enforce our IP rights, then our business could be harmed. An adverse decision in any of these legal actions could limit our ability to assert our IP or proprietary rights, limit the value of our IP or proprietary rights, or otherwise negatively impact our business, financial condition, and results of operations. If the protection of our IP and proprietary rights is inadequate to enforce and prevent use or misappropriation by third parties, the value of our brand and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to customers and potential customers may become confused in the marketplace, and our ability to attract customers may be adversely affected.

We may be subject to IP claims, which are extremely costly to defend, could require us to pay significant damages, and could limit our ability to use certain technologies in the future.
Companies in the technology industry are frequently subject to litigation based on allegations of infringement or other violations of IP rights. We periodically receive notices that claim we have infringed, misappropriated, or misused other parties’ IP rights. To the extent we gain greater public recognition, we may face a higher risk of being the subject of IP claims. Any IP claims against us, with or without merit, could be time consuming and expensive to settle or litigate and could divert the attention of our management. Litigation regarding IP rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters.
In addition, some of our competitors have extensive portfolios of issued patents. Many potential litigants, including some of our competitors and patent holding companies, have the ability to dedicate substantial resources to enforcing their IP rights. Any claims successfully brought against us could subject us to significant liability for damages, and we may be required to stop using technology or other IP alleged to be in violation of a third party’s rights. We also might be required to seek a license for third-party IP. Even if a license is available, we could be required to pay significant royalties or submit to unreasonable terms, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. If we cannot license or develop technology for any allegedly infringing aspect of our business, we would be forced to limit our service and may be unable to compete effectively. Any of these results could harm our business.
Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and proprietary information.
We have devoted substantial resources to the development of our IP and proprietary rights. In order to protect our IP and proprietary rights, we rely in part on confidentiality agreements with our employees, licensees, independent contractors, and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.
Our use of open source software (“OSS”) could negatively affect our ability to offer our solutions and subject us to possible litigation.
A substantial portion of our platform and our solutions incorporate OSS, and we may incorporate additional OSS in the future. OSS is generally freely accessible, usable, and modifiable. Certain OSS licenses may, in certain circumstances, require us: (i) to offer our solutions that incorporate OSS for no cost; (ii) to make available source code for modifications or derivative works we create based upon incorporating or using OSS; and (iii) to license such modifications or derivative works under the terms of the particular OSS license. If an author or other third party that distributes OSS we use were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations, could be required to disclose our proprietary code, and could be subject to significant damages, including being enjoined from the offering of our solutions that contained the OSS and being required to comply with one or more of the foregoing conditions, which could disrupt our ability to offer the affected solutions. We could also be subject to suits by parties claiming ownership of what we believe to be OSS. Litigation could consume management’s time and attention, could be costly for us to defend, and could have a negative effect on our operating results and financial condition.

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
Risks Related to Tax, Accounting, and Operations
Our business is subject to indirect taxes.
The application of indirect taxes, such as sales and use taxes, value-added taxes, provincial taxes, goods and services taxes, business taxes, digital service taxes, and gross receipt taxes to businesses like ours is a complex and evolving issue. Significant judgment is required to evaluate applicable tax obligations, and we record estimates that could change. In many cases, the ultimate tax determination is uncertain because it is not clear how existing statutes apply to our business. Federal, state, local, or foreign jurisdictions may seek to impose additional reporting, recordkeeping, or indirect tax collection obligations on businesses like ours that facilitate e-commerce. For example, in 2018, the U.S. Supreme Court ruled that, in certain situations, states can require online merchants to collect and remit sales taxes on transactions in the state despite not having a physical presence in the state. Indirect tax law changes could require us to incur substantial costs to collect and remit taxes and respond to audits, which could affect our operating results or harm our business in the event that we change our pricing to account for the increased obligations.
Amendments to existing tax laws, rules, or regulations or enactment of new unfavorable tax laws, rules, or regulations could have an adverse effect on our business and operating results.
Many of the underlying laws, rules, and regulations imposing taxes and other obligations were established before the growth of the internet and e-commerce. U.S. federal, state, local, and foreign taxing authorities are currently reviewing the appropriate treatment of companies engaged in e-commerce and considering changes to existing tax or other laws that could levy sales, income, consumption, use, or other taxes relating to our activities, and/or impose obligations on us to collect such taxes. If such tax or other laws, rules, or regulations are amended, or if new laws, rules, or regulations are enacted, the results could increase our tax payments or other obligations, prospectively or retrospectively, subject us to interest and penalties, decrease the demand for our services if we pass on such costs to our educator partners or learners, result in increased costs to update or expand our technological or administrative infrastructure, or effectively limit the scope of our business activities if we decided not to conduct business in particular jurisdictions. As a result, these changes may have a material adverse effect on our business, results of operations, financial condition, and prospects.

Our ability to use our net operating loss (“NOL”) carryforwards and certain other tax attributes may be limited.
We have incurred substantial federal NOLs during prior periods. NOLs may carry forward to offset future taxable income; however, they could expire unused and be unavailable to offset future income tax liabilities. Specifically, the Tax Cuts and Jobs Act imposes certain limitations on the deduction of NOLs generated in tax years that began on or after January 1, 2018, including a limitation on use of NOLs to offset only 80% of taxable income and the disallowance of NOL carrybacks. Although NOLs generated in tax years before 2018 may still be used to offset future income without limitation, the recent legislation, among other regulatory and economic changes, may limit our ability to use our NOLs to offset any future taxable income. Our NOLs may similarly expire under state laws. In addition, under the rules of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change”, generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its NOLs and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. The applicable rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company, as well as changes in ownership arising from new issuances of stock by the company. As a result of these rules, in the event that we experience one or more ownership changes as a result of future transactions in our stock, we may be limited in our ability to use our NOL carryforwards to offset our future taxable income, if any.
Our reported results of operations may be adversely affected by changes in generally accepted accounting principles.
Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board, the U.S. Securities and Exchange Commission (“SEC”), and various bodies formed to promulgate and interpret accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions completed before the announcement of a change. It is difficult to predict the impact of future changes to accounting principles or our accounting policies, any of which could negatively affect our reported results of operations.
If our internal control over financial reporting (“ICOFR”) or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.
We are required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“SOX”). In addition, our independent registered public accounting firm is required to annually attest to the effectiveness of our ICOFR. SOX requires that we maintain effective ICOFR and disclosure controls and procedures. In particular, on an ongoing basis, we must perform system and process evaluations, document our controls, and perform testing of our key controls over financial reporting to allow management and our independent public accounting firm to report on the effectiveness of our ICOFR. If we are not able to comply with SOX requirements, or if we or our independent public accounting firm identify deficiencies in our ICOFR that are deemed to be material weaknesses, the market price of our stock would likely decline, and we could be subject to lawsuits, sanctions, or investigations by regulatory authorities, which would require additional financial and management resources.
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
As a public company, we incur significant legal, accounting, and other expenses. Our management team and other personnel devote a substantial amount of time to, and we may not effectively, or efficiently manage our operations as a public company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the applicable requirements of SOX and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of the SEC and the New York Stock Exchange. If, notwithstanding our efforts to comply with these laws, regulations, and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. Further, failure to comply with these rules might make it more difficult for us to obtain some types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as members of senior management. As such, we invest resources to comply with evolving laws, regulations, and standards. This investment results in increased general and administrative expenses.
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
•litigation or other claims against us;
•the number of shares of our common stock that are available for public trading; and
•any other factors discussed in this Form 10-K.
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
In addition, as of December 31, 2023, 29,526,184 shares were issuable upon exercise of outstanding stock options or the vesting of outstanding RSUs. Sales of stock by these equity holders or the perception that such sales could occur could adversely affect the trading price of our common stock.
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

If our publicly reported Certified B CorporationTM (“B Corp”) score declines, or if we lose our certified B Corp status, our reputation could be harmed and our business could suffer.
We have been certified as a B Corp through B Lab. B Corp certification requires us to meet rigorous standards of social and environmental performance, accountability, and transparency. We believe that our B Corp status enables us to strengthen our credibility and trust among our customers and educator partners. Our business model and brand could be harmed if we are unable to maintain certification as a B Corp. In 2022, we completed our reassessment following our initial public offering, and to maintain certification, we must undergo a reassessment every three years. B Lab’s certification requirements are subject to periodic changes and updates, including a recently-released proposed new framework, which if adopted in its present form, could make it more difficult to achieve certification. Whether due to our choice or our failure to meet B Lab’s certification requirements, a loss of our certification could create a perception that we are more focused on financial performance and no longer as committed to the values expected of a B Corp. Likewise, our reputation could be harmed if our publicly reported B Corp score declines or if we take actions that are perceived to be misaligned with B Corp values.
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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. To this end, we maintain an information security program designed to protect our information, intellectual property, and systems, including the data we host and maintain for our learners, customers, and partners in accordance with industry standards and best practices.

Our information security team is led by our Senior Vice President of Engineering and our Head of Information Security, who together have over 35 years of technology industry experience and expertise in information security, cybersecurity, and distributed systems. This team is responsible for our information security program and protocols, including managing and coordinating efforts to prevent, mitigate, detect, and remediate cybersecurity incidents, and escalating significant security risks or incidents to executive management.

We have data and cybersecurity protection and control policies to facilitate a secure environment for sensitive information and to ensure the availability of critical data and systems. The information security management system supporting our online learning platform has been independently certified to the International Organization for Standardization (“ISO”) / International Electrotechnical Commission 27001:2013 standard. This standard is designed to promote risk management, cyber-resilience, and operational excellence with respect to an information security management system. Our online learning platform undergoes regular internal security testing, and we engage third-party providers to perform penetration and vulnerability tests. We have annual independent third-party audits conducted on system security and availability, such as Systems and Organization Controls 2 Type 2 (“SOC 2”) audit reports and ISO 27001 certification. Certain highly sensitive information, such as personally identifiable information (“PII”) about our learners in our online learning platform, is encrypted at rest and in transit using industry standards. We also require employees and contractors to undergo information security awareness training. In addition, to mitigate the financial impact of cybersecurity incidents, we maintain insurance to help cover losses resulting from such potential incidents.

We maintain a risk-based approach to identify and oversee cybersecurity risks, including risks presented by authorized service providers who have access to our systems or information. We have processes in place to assess and manage associated cybersecurity risks, which include conducting due diligence on the cybersecurity profile of the third party provider and, in cases where PII is shared, ongoing cybersecurity and privacy obligations that are documented in data processing agreements. Our online learning platform is hosted by major cloud-hosting providers, and we require such providers and other third parties that have access to PII or certain other highly sensitive data to be independently SOC 2 attested and/or ISO 27001 certified to ensure that such service providers conform to our security standards.

Our board of directors (the “Board”) is responsible for monitoring and assessing strategic risk exposure, and our audit committee has been designated with the responsibility of overseeing our technology and information security, including cybersecurity, policies and practices, and the internal controls regarding information security. Our Senior Vice President of Engineering provides quarterly updates to the audit committee on these topics, as well as cybersecurity risk exposure and steps taken to monitor and mitigate such exposure. The Board receives reports from management on our information security and cybersecurity matters on an annual basis. In addition, our incident response process provides that our audit committee is notified in the event of a material cybersecurity incident.

Notwithstanding the foregoing efforts, there can be no assurance that the security measures we employ will prevent malicious or unauthorized access to our systems or information. Like many other businesses, we have experienced, and are continually subject to, cyberattacks. While these past cyberattacks have not materially affected us or, in our belief, are not reasonably likely to materially affect us, future cybersecurity incidents and threats may materially affect our business strategy, results of operations, or financial condition. For more information regarding our cybersecurity related risks, refer to our risk factors included in Part I, Item 1A of this Form 10-K.

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
Item 3. Legal Proceedings
For information regarding legal proceedings, refer to Note 9, “Commitments and Contingencies”, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, which is incorporated by reference into this Part I, Item 3.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Price of Our Common Stock
Our common stock, $0.00001 par value per share, is listed on the New York Stock Exchange, under the symbol “COUR” and began trading on March 31, 2021. Prior to that date, there was no public trading market for our common stock.
Holders of Record
As of February 15, 2024, there were 91 holders of record of our common stock. The actual number of holders of our common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or by other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.
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

Issuer Purchases of Equity Securities
On April 26, 2023, our board of directors approved a share repurchase program with authorization to purchase up to $95 million of our common stock with no expiration date (the “Repurchase Program”). We may repurchase shares of common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The Repurchase Program may be suspended or discontinued at any time and does not obligate us to acquire any amount of common stock. We funded share repurchases under the Repurchase Program with our existing cash and cash equivalents. There were no share repurchases during the fourth quarter of 2023.
Stock Performance Graph
The graph below shows the cumulative total return to our stockholders since our IPO on March 31, 2021 through December 31, 2023, in comparison to the Nasdaq Composite Index and the S&P North American Technology Software Index, assuming an initial investment of $100 and reinvestment of dividends, if any.

The stockholder return shown on the graph below represents past performance and is not indicative of, nor intended to forecast, future performance of our common stock.

Comparison of Cumulative Returns
$150.00
$125.00
$100.00
$75.00
$50.00
$25.00
$0.00
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
Coursera
Nasdaq Composite Index
S&P North American Technology Software Index

	3/31/2021	6/30/2021	9/30/2021	12/31/2021	3/31/2022	6/30/2022	9/30/2022	12/31/2022	3/31/2023	6/30/2023	9/30/2023	12/31/2023
Coursera	$100.00	$87.91	$70.33	$54.31	$51.20	$31.51	$23.96	$26.29	$25.60	$28.93	$41.53	$43.04
Nasdaq Composite Index	$100.00	$109.49	$109.07	$118.10	$107.35	$83.26	$79.83	$79.01	$92.26	$104.08	$99.79	$113.32
S&P North American Technology Software Index	$100.00	$114.75	$118.25	$119.57	$102.67	$80.24	$74.76	$76.27	$91.23	$104.08	$102.59	$121.37
This performance graph shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any of our other filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6. [Reserved]
Not applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following section discusses the financial condition and results of operations of Coursera, Inc. and its subsidiaries (“Coursera,” the “Company,” “we,” “us,” or “our”) and should be read in conjunction with our Consolidated Financial Statements and related notes appearing elsewhere in this Annual Report on Form 10-K (“Form 10-K”). This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Form 10-K. You should review the disclosure under the heading "Risk Factors" under Part I, Item 1A in this Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
Organization of Information
Management’s discussion and analysis provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying Consolidated Financial Statements. It includes the following sections:
•Overview
•Factors Affecting Our Performance
•Impact of Macroeconomic Conditions
•Components of Results of Operations
•Results of Operations
•Liquidity and Capital Resources
•Key Business Metrics and Non-GAAP Financial Measures
•Critical Accounting Estimates
•Recent Accounting Pronouncements
In this section of the Form 10-K, we discuss our financial condition and results of operations for the years ended December 31, 2023 and 2022. Our financial condition and results of operations for the years ended December 31, 2022 and 2021 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on February 23, 2023.
Overview
Coursera is one of the largest online learning destinations in the world, connecting an ecosystem of learners, educators, organizations, and institutions with a platform of high-quality content and credentials, data, and technology.
As shifts to the digital economy are increasing the need for new skills, Coursera’s online learning offerings can meet this global demand and provide access to world-class education to learners, organizations, and institutions worldwide. We partner with over 325 leading global university and industry partners to create and distribute high-quality content that is modular, flexible, and affordable. As of December 31, 2023, approximately 142 million learners are registered on our platform to engage with a wide range of offerings from industry microcredentials, including entry-level Professional Certificates, to bachelor’s and master’s degree programs.
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

For the years ended December 31, 2023 and 2022, we generated a net loss of $116.6 million and $175.4 million, which included stock-based compensation expense of $109.6 million and $110.8 million, and a net loss margin of 18% and 33%.
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
Ability to source in-demand content from our educator partners. We believe that learners and enterprises are attracted to Coursera largely because of the high quality and wide selection of content provided by our educator partners. Continuing to source in-demand content and credentials from our educator partners—from courses to degrees—is important to attract learners and increase our revenue over time.
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
Impact of mix shift over time. The mix of our business amongst our Consumer, Enterprise, and Degrees segments shifts from time to time, and these shifts have and will continue to affect our financial performance. We typically incur content costs in the form of a fee paid to our educator partners, determined as a percentage of total revenue generated from their content. We do not incur any content costs for our Degrees offerings, since our university partners compensate us with a percentage of learner tuition.
Ability to convert free learners to paid learners. New learners typically begin to engage with our free courses on our platform, which serves as a funnel to grow our total learner base and drive referrals to our other offerings, including our paid offerings. Through both our on-platform and off-platform marketing efforts, we engage our free learners by highlighting key features that encourage conversion to our paid offerings, including paid subscriptions. These efforts include campaigns targeting existing learners, personalized recommendations, and performance marketing on the internet.
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
Our measured investment in growth. We are actively managing our investments to support the future growth of our business using a measured approach. We focus our investments in select markets, offerings, and technologies that we believe will provide the best opportunity to grow our revenue and improve our operating results in the long term.

Impact of Macroeconomic Factors
Our business and financial conditions have been, and may continue to be, impacted by adverse macroeconomic factors, including inflation, higher interest rates, and volatility in foreign currency rates. Global and regional, macroeconomic, and geopolitical conditions have impacted overall student engagement and may continue to have a negative impact on total student enrollments.
Components of Results of Operations
Revenue
We generate revenue from contracts with customers for access to the educational content hosted on our platform and related services. We generate revenue from our three reportable segments: Consumer, Enterprise, and Degrees.
Both Consumer and Enterprise revenue primarily consist of subscriptions with terms varying from 30 days for certain Consumer subscriptions to one to three years for Enterprise license subscriptions. Consumer subscriptions are paid in advance, while Enterprise subscriptions are usually invoiced in advance in annual or quarterly installments. Access to our platform represents a series of distinct services, as we continually provide access and fulfill our obligation to our customers over the contract term. As a result, revenue is recognized ratably over the contract term.
We are typically the principal with respect to revenue generated from sales to Consumer and Enterprise customers as we control the performance obligation and are responsible for delivering access to content.
Degrees revenue is generated from contracts with university partners to host and deliver their online bachelor’s and master’s degrees or postgraduate diplomas. We earn a service fee that is determined as a percentage of the total tuition collected from Degrees students, net of refunds. University partners typically collect the tuition from Degrees students. We have a stand-ready obligation to provide services throughout the period that the degree content is hosted on our platform. Service fees are paid by the university partner for each university term. As a result, revenue generated from each term is recognized ratably from the beginning of a term through the start of the following term.
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
Content costs only apply to Consumer and Enterprise offerings; there are no content costs attributable to our Degrees offering. Content costs as a percentage of revenue for Enterprise and Consumer vary based on the content mix of each segment.
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

Research and development. Our research and development expenses primarily consist of personnel and personnel-related costs, including stock-based compensation expense, and costs related to the ongoing management, maintenance, and expansion of content, features, and services offered on our platform. We believe that continued investment in our platform is important to our future growth and to maintain and attract partners and learners to our platform. As a result, we expect research and development expenses to increase in absolute dollars. In addition, we expect research and development expenses as a percentage of revenue to vary from period to period but generally decrease over the long term.
Sales and marketing. Our sales and marketing expenses primarily consist of personnel and personnel-related costs, including stock-based compensation expense, as well as costs related to acquiring learners, customers, and educator partners, support efforts, and marketing. Sales and marketing expenses also include hosting and bandwidth costs. We expect sales and marketing expenses to increase in absolute dollars as our business grows. In addition, we expect sales and marketing expenses as a percentage of revenue to vary from period to period but generally decrease over the long term.
General and administrative. Our general and administrative expenses primarily consist of personnel and personnel-related costs, including stock-based compensation expense as well as certain indirect taxes, professional fees, and other corporate expenses.
Since our IPO on April 5, 2021, we have incurred additional expenses as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance and professional services. We expect general and administrative expenses to increase in absolute dollars as our business grows. In addition, we expect general and administrative expenses as a percentage of revenue to vary from period to period but generally decrease over the long term.
Restructuring related charges. Our restructuring related charges primarily consist of personnel expenses, such as employee severance and benefits costs, and stock-based compensation expense related to the reduction of our global workforce initiated in November 2022.
Interest Income, Net
Interest income, net primarily consists of interest income earned on our cash, cash equivalents, and marketable securities. It also includes amortization of premiums and accretion of discounts related to our marketable securities. Interest income varies each reporting period based on our average balance of cash, cash equivalents, and marketable securities during the period as well as market interest rates.
Other Expense, Net
Other expense, net primarily consists of foreign exchange gains (losses).
Income Tax Expense
Income tax expense primarily consists of income taxes in foreign jurisdictions in which we conduct business. We have a full valuation allowance against our U.S. federal and state deferred tax assets as the realization of the full amount of these deferred tax assets is uncertain, including net operating loss carryforwards and tax credits primarily related to research and development. We expect to maintain this full valuation allowance until it becomes more likely than not that the deferred tax assets will be realized.

Results of Operations
The following table summarizes our results of operations, which are not necessarily indicative of results to be expected for future periods.

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Revenue	$635,764	$523,756	$415,287
Cost of revenue(1)	305,993	192,277	165,818
Gross profit	329,771	331,479	249,469
Operating expenses:
Research and development(1)	160,077	165,134	135,410
Sales and marketing(1)	222,771	227,676	179,337
General and administrative(1)	98,325	105,900	77,785
Restructuring related charges(1)	(5,806)	10,149	—
Total operating expenses	475,367	508,859	392,532
Loss from operations	(145,596)	(177,380)	(143,063)
Other income (expense):
Interest income, net	34,432	9,144	320
Other expense, net	(19)	(2,401)	(346)
Loss before income taxes	(111,183)	(170,637)	(143,089)
Income tax expense	5,371	4,720	2,126
Net loss	$(116,554)	$(175,357)	$(145,215)
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Cost of revenue	$2,593	$3,089	$2,092
Research and development	49,931	48,779	42,783
Sales and marketing	31,299	30,092	25,992
General and administrative	31,352	28,703	20,316
Restructuring related charges	(5,605)	122	—
Total stock-based compensation expense	$109,570	$110,785	$91,183

The following table summarizes our results of operations as a percentage of revenue:

	Year Ended December 31,
	2023	2022	2021
Revenue	100%	100%	100%
Cost of revenue	48	37	40
Gross profit	52	63	60
Operating expenses:
Research and development	25	32	32
Sales and marketing	35	43	43
General and administrative	16	20	19
Restructuring related charges	(1)	2	—
Total operating expenses	75	97	94
Loss from operations	(23)	(34)	(34)
Other income (expense):
Interest income, net	6	2	—
Other expense, net	—	—	—
Loss before income taxes	(17)	(32)	(34)
Income tax expense	1	1	1
Net loss	(18)%	(33)%	(35)%
Comparison of the Years Ended December 31, 2023 and 2022
Revenue

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Revenue:
Consumer	$365,221	$295,583	$69,638	24%
Enterprise	219,542	181,284	38,258	21%
Degrees	51,001	46,889	4,112	9%
Total revenue	$635,764	$523,756	$112,008	21%
Revenue for the year ended December 31, 2023 was $635.8 million, compared to $523.8 million for the year ended December 31, 2022. Revenue increased by $112.0 million, or 21%, compared to the year ended December 31, 2022. The increase was primarily driven by a 20% increase in the average total number of registered learners resulting in more paid learners, a 19% increase in the average total number of Paid Enterprise Customers, and a 22% increase in the number of Degrees students.
For the year ended December 31, 2023, total Consumer revenue increased by $69.6 million, or 24%, compared to the year ended December 31, 2022. New learners that registered after December 31, 2022 contributed $112.2 million to total Consumer revenue of $365.2 million for the year ended December 31, 2023. The remaining Consumer revenue in the year ended December 31, 2023 of $253.0 million is attributable to learners that were registered on our platform as of December 31, 2022, thus retaining 86% of the revenue from those registered learners.
For the year ended December 31, 2023, total Enterprise revenue increased by $38.3 million, or 21%, compared to the year ended December 31, 2022. Acquisitions of new customers drove $34.5 million of the increase, and the remaining increase of $3.8 million was attributable to growth from existing customers.

For the year ended December 31, 2023, total Degrees revenue increased by $4.1 million, or 9%, compared to the year ended December 31, 2022. The $4.1 million increase in revenue was primarily attributable to $6.6 million in revenue from an increase in the number of Degrees students, partially offset by a decrease of $2.5 million due to lower revenue per student resulting from student growth in lower priced regions.
Cost of Revenue, Gross Profit, and Gross Margin

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Cost of revenue	$305,993	$192,277	$113,716	59%
Gross profit	$329,771	$331,479	$(1,708)	(1)%
Gross margin	52%	63%
Cost of revenue for the year ended December 31, 2023 was $306.0 million, compared to $192.3 million for the year ended December 31, 2022. The primary drivers for the increase were revenue growth combined with higher content costs as a percentage of revenue that resulted in an increase of $105.4 million in costs related to educator partner fees, as explained in more detail below. The remaining increase was largely driven by an increase in paid learner usage on our platform, resulting in a $2.3 million cost increase in support services and credit card processing fees, an increase in amortization expense, primarily from internal-use software of $4.2 million, as well as a $2.1 million increase in content translations.
Content costs for the Consumer segment were $172.2 million and $81.3 million for the years ended December 31, 2023 and 2022, with content costs as a percentage of revenue of 47% and 27% for the same periods. Content costs for the Enterprise segment were $69.2 million and $54.7 million for the years ended December 31, 2023 and 2022, with content costs as a percentage of revenue of 32% and 30% for the same periods. Content costs as a percentage of revenue were higher mainly due to the extension of a multi-year agreement with our largest educator partner. During the year ended December 31, 2023, our largest educator partner started earning typical content fees, whereas we had historically supported their program primarily through marketing and content production efforts. Overall, the change in this agreement's structure resulted in a shift of expenses from operating expenses to cost of revenue of approximately 12% of revenue for the year ending December 31, 2023. The increase in content costs as a percentage of revenue for the Enterprise segment was partially offset by a one-time benefit associated with a contract amendment with one of our educator partners.
Gross margin was 52% for the year ended December 31, 2023, compared to 63% for the year ended December 31, 2022. The decrease in gross margin was driven by a higher revenue content cost rate in both our Consumer and Enterprise segments for the reason described above.
Operating Expenses

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$160,077	$165,134	$(5,057)	(3)%
Sales and marketing	222,771	227,676	(4,905)	(2)%
General and administrative	98,325	105,900	(7,575)	(7)%
Restructuring related charges	(5,806)	10,149	(15,955)	nm
Total operating expenses	$475,367	$508,859	$(33,492)	(7)%
Total operating expenses for the year ended December 31, 2023 were $475.4 million, compared to $508.9 million for the year ended December 31, 2022.
Research and development expenses for the year ended December 31, 2023 were $160.1 million, compared to $165.1 million for the year ended December 31, 2022. The decrease was primarily due to lower consulting and services expenses of $4.0 million and other employee expenses of $2.2 million, partially offset by higher stock-based compensation expense of $1.2 million.

Sales and marketing expenses for the year ended December 31, 2023 were $222.8 million, compared to $227.7 million for the year ended December 31, 2022. The decrease was primarily due to lower marketing and advertising expenses of $4.8 million and decreases in consulting and services expenses, other employee expenses, and commission expense totaling $3.9 million. This decrease was partially offset by higher stock-based compensation expense of $1.2 million and an impairment charge of $2.0 million associated with Degrees content development grants.
General and administrative expenses for the year ended December 31, 2023 were $98.3 million, compared to $105.9 million for the year ended December 31, 2022. The decrease was primarily due to prior year non-recurring impairment charges of $3.8 million, relating to deferred partner fees that we do not expect to recover associated with content from Russian educator partners whose content we removed from our platform and to a partial sublease of our office space. Additionally, there were decreases in consulting and services expenses of $2.5 million, offices, facilities, and indirect taxes totaling $6.4 million, as well as other employee expenses of $1.4 million. These decreases were partially offset by an increase in software expenses of $1.3 million and higher personnel-related expenses of $4.9 million, including stock-based compensation expense of $2.7 million.
Restructuring related charges for the year ended December 31, 2023 were $(5.8) million primarily relating to the reversal of stock-based compensation expense for the forfeitures of RSUs and stock options resulting from our global workforce reduction initiated in November 2022, compared to $10.1 million for the year ended December 31, 2022 mainly consisting of personnel expenses, such as employee severance and benefits costs, related to this global workforce reduction. Refer to Note 15, “Restructuring Related Charges”, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.
Other Income, Net

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Interest income, net	$34,432	$9,144	$25,288	277%
Other expense, net	(19)	(2,401)	2,382	(99)%
Total other income, net	$34,413	$6,743	$27,670	nm
Total other income, net for the year ended December 31, 2023 primarily reflected interest income earned on cash, cash equivalents, and marketable securities. Interest income, net was higher during the year ended December 31, 2023 compared to the year ended December 31, 2022 due to a rise in interest rates and our average rate of return on investments in U.S. Treasury securities. The fluctuations in other expense, net primarily reflect changes in unrealized foreign exchange losses and gains for the periods presented. Our operating expenses are typically denominated in the local currencies of the countries in which our operations are located and are subject to fluctuations due to changes in foreign currency exchange rates. We also maintain foreign-currency cash and cash equivalents in our foreign entities to support their ongoing operations.
Income Tax Expense

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Income tax expense	$5,371	$4,720	$651	14%
For the year ended December 31, 2023, we recognized income tax expense of $5.4 million, compared to $4.7 million for the year ended December 31, 2022. Income tax expense for the years ended December 31, 2023 and 2022 was primarily related to our foreign operations.

Liquidity and Capital Resources
Overview
As of December 31, 2023, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $722.1 million. Our investments consist of U.S. Treasury securities.
Since our inception, we have financed our operations primarily through proceeds from issuance of redeemable convertible preferred stock, our IPO, and cash generated from business operations. Our principal uses of cash in recent periods include the funding of our business operations, investments in our internal-use software, purchases of content assets, and repurchases of our common stock, as discussed below.
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
Contractual Obligations and Commitments
Our estimated future obligations as of December 31, 2023 include both current and long-term obligations. Under our operating leases, as described in Note 6, “Leases”, to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, we have a current obligation of $6.6 million and an immaterial long-term obligation.
Our operating lease obligations as of December 31, 2023 were approximately $6.8 million, which consist of facility lease payments remaining on those agreements through their staggered expiration concluding in 2025. We have office facility operating leases in the U.S., Canada, the United Kingdom, India, Bulgaria, the United Arab Emirates, and the Kingdom of Saudi Arabia.
Our purchase obligations as of December 31, 2023 were approximately $23.1 million, which primarily consisted of our commitments to purchase certain services. As described in Note 9, “Commitments and Contingencies”, to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, we have a current obligation of $9.9 million and a long-term obligation of $13.2 million. For services that have been delivered under these arrangements as of December 31, 2023, we record related liabilities within other accounts payable and accrued expenses in the Consolidated Balance Sheets, which are excluded from the purchase obligation amount.
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
We funded share repurchases under the Repurchase Program with our existing cash and cash equivalents. During the year ended December 31, 2023, we repurchased an aggregate of 4,829,803 shares of our common stock for $58.5 million pursuant to a Rule 10b5-1 trading plan. As of December 31, 2023, we had $36.6 million, excluding commissions, remaining under the Repurchase Program, which has no expiration date and will continue unless otherwise suspended or discontinued.

Capital Expenditures
Our capital expenditures primarily include investments in property, equipment, and software, capitalized internal-use software costs, and purchases of content assets. We currently expect our purchases of content assets during 2024 to increase relative to 2023.
Cash Flows
The following table summarizes our cash flows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net cash provided by (used in) operating activities	$29,639	$(38,051)	$1,746
Net cash provided by (used in) investing activities	384,798	(234,024)	(51,609)
Net cash (used in) provided by financing activities	(79,229)	12,234	550,156
Net increase (decrease) in cash, cash equivalents, and restricted cash	$335,208	$(259,841)	$500,293
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
For the year ended December 31, 2023, net cash provided by operating activities was $29.6 million, primarily resulting from (i) a one-time benefit arising from the timing of content fee payments associated with the extension of our multi-year agreement with our largest educator partner, (ii) revenue growth paired with the results of our expense reduction initiative resulting in improved operational leverage, (iii) an increase in cash collections, (iv) a decrease in professional services fees, offset by (v) an increase in our paid marketing spend.
For the year ended December 31, 2022, net cash used in operating activities was $38.1 million, primarily resulting from (i) an increase in personnel related expenses driven by headcount growth, (ii) an increase in content costs due to Enterprise segment growth, (iii) an increase in our marketing and advertising spending, and (iv) an increase in our content creation costs.
Cash provided by operating activities increased by $67.7 million during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to the timing of (i) content fees payable to our largest educator partner resulting from the extension of our multi-year agreement with them and (ii) customer invoicing and collections.
Investing Activities
For the year ended December 31, 2023, net cash provided by investing activities was $384.8 million primarily resulting from proceeds from maturities of marketable securities, partially offset by purchases of marketable securities, capitalized internal-use software costs, purchases of property, equipment and software, and purchases of content assets.
For the year ended December 31, 2022, net cash used in investing activities was $234.0 million, primarily resulting from purchases of marketable securities, capitalized internal-use software costs, purchases of property, equipment and software, and purchases of content assets, partially offset by proceeds from maturities of marketable securities.
Financing Activities
For the year ended December 31, 2023, net cash used in financing activities was $79.2 million, primarily resulting from payments for repurchases of common stock and payments for tax withholding on vesting of RSUs, partially offset by proceeds from exercise of stock options and proceeds from employee stock purchase plan.

For the year ended December 31, 2022, net cash provided by financing activities was $12.2 million, primarily resulting from proceeds from exercise of stock options and proceeds from employee stock purchase plan, offset by payments for tax withholding on vesting of RSUs and payment of deferred offering costs.
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

	Year Ended December 31,
	2023	2022	2021
	(in millions, except percentages)
New Registered Learners	23.7	21.5	20.8
Total Registered Learners	141.9	118.1	96.9
Total Registered Learners year-over-year ("YoY") growth	20%	22%
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

	2023				2022
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Number of Degrees Students	18,095	19,068	20,432	22,025	16,481	17,460	17,723	18,103
YoY growth	10%	9%	15%	22%

Paid Enterprise Customers
We count the total number of Paid Enterprise Customers at the end of each period. For purposes of determining our customer count, we treat each customer account that has a corresponding contract as a unique customer, and a single organization with multiple divisions, segments, or subsidiaries may be counted as multiple customers. We define a “Paid Enterprise Customer” as a customer who purchases Coursera via our direct sales force. For purposes of determining our Paid Enterprise Customer count, we exclude our Enterprise customers who do not purchase Coursera via our direct sales force, which include organizations engaging on our platform through our Coursera for Teams offering or through our channel partners. For the year ended December 31, 2023, approximately 94% of our total Enterprise segment revenue was generated from our Paid Enterprise Customers. We believe that the number of Paid Enterprise Customers and our ability to increase this number is an important indicator of the growth of our Enterprise business and future Enterprise segment revenue trends.

	December 31,
	2023	2022
Paid Enterprise Customers	1,369	1,149
YoY growth	19%
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
We calculate annual recurring revenue (“ARR”) by annualizing each customer’s monthly recurring revenue (“MRR”) for the most recent month at period end. We calculate “Net Retention Rate” as of a period end by starting with the ARR from all Paid Enterprise Customers as of the 12 months prior to such period end (“Prior Period ARR”). We then calculate the ARR from these same Paid Enterprise Customers as of the current period end (“Current Period ARR”). Current Period ARR includes expansion within Paid Enterprise Customers and is net of contraction or attrition over the trailing 12 months but excludes revenue from new Paid Enterprise Customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at our Net Retention Rate for Paid Enterprise Customers. Our Net Retention Rate for Paid Enterprise Customers is expected to fluctuate in future periods due to a number of factors, including the growth of our revenue base, the penetration within our Paid Enterprise Customer base, expansion of products and features, and our ability to retain our Paid Enterprise Customers.

	Year Ended December 31,
	2023	2022
Net Retention Rate for Paid Enterprise Customers	98%	108%
YoY change	(9)%

Segment Revenue
We generate revenue from our three reportable segments: Consumer, Enterprise, and Degrees.

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except percentages)
Consumer revenue	$365,221	$295,583	$246,187
YoY growth	24%	20%
Enterprise revenue	$219,542	$181,284	$120,429
YoY growth	21%	51%
Degrees revenue	$51,001	$46,889	$48,671
YoY growth	9%	(4)%
Total revenue	$635,764	$523,756	$415,287
YoY growth	21%	26%
Segment Gross Profit
We monitor segment gross profit as a key metric to help us evaluate the financial performance of our individual segments. Segment gross profit represents segment revenue less content costs paid to educator partners; segment gross margin is the quotient of segment gross profit divided by segment revenue. Content costs only apply to the Consumer and Enterprise segments as there is no content cost attributable to the Degrees segment. Instead, in the Degrees segment, we earn a Degrees service fee based on a percentage of the total online student tuition collected by the university partner. Given that content costs are the largest individual cost of our revenue, and that these costs contractually vary as a percentage of revenue between our Consumer and Enterprise offerings while there are no content costs attributable to our Degrees offering, mix shifts between our three segments is expected to be a significant driver of our overall gross margin, financial performance, and profitability.

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except percentages)
Consumer gross profit	$193,001	$214,305	$161,510
Consumer segment gross margin %	53%	73%
Enterprise gross profit	$150,384	$126,573	$81,253
Enterprise segment gross margin %	68%	70%
Degrees gross profit	$51,001	$46,889	$48,671
Degrees segment gross margin %	100%	100%
Consumer segment gross margin decreased to 53% in the year ended December 31, 2023 from 73% in the year ended December 31, 2022. Content costs were higher mainly due to the extension of a multi-year agreement with our largest educator partner. During the three months ended March 31, 2023, our largest educator partner started earning typical content fees, whereas we had historically supported their program primarily through marketing and content production efforts.
Enterprise segment gross margin decreased to 68% from 70% when comparing those same periods due to an increase in content costs from the extension of the multi-year agreement with our largest educator partner described above.

Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we have included non-GAAP gross profit, non-GAAP net income (loss), non-GAAP net income (loss) per share, Adjusted EBITDA, Adjusted EBITDA Margin, and Free Cash Flow, which are non-GAAP financial measures, because they are key measures used by our management to help us analyze our financial results, establish budgets and operational goals for managing our business, evaluate our performance, and make strategic decisions. Non-GAAP financial measures are not meant to be considered in isolation or as a substitute for, or superior to, comparable GAAP financial measures and should be read only in conjunction with our Consolidated Financial Statements prepared in accordance with GAAP. Our presentation of these non-GAAP financial measures may not be comparable to similar measures used by other companies. We encourage investors to carefully consider our results under GAAP, as well as our supplemental non-GAAP information and the reconciliations of GAAP to non-GAAP financial measures to more fully understand our business.
Non-GAAP Gross Profit, Non-GAAP Net Income (Loss), and Non-GAAP Net Income (Loss) Per Share
We define non-GAAP gross profit and non-GAAP net income (loss) as GAAP gross profit and GAAP net loss excluding the impact of stock-based compensation expense, amortization of stock-based compensation capitalized as internal-use software costs, payroll tax expense related to stock-based compensation, and restructuring related charges. Non-GAAP net income (loss) per share is calculated by dividing non-GAAP net income (loss) by the diluted weighted average shares of common stock outstanding. We believe the presentation of these adjusted operating results provides useful supplemental information to investors and facilitates the analysis and comparison of our operating results across reporting periods.
The following tables provide a reconciliation of GAAP gross profit and GAAP net loss, the most directly comparable GAAP financial measure, to non-GAAP gross profit and non-GAAP net income (loss):

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Gross profit	$329,771	$331,479	$249,469
Stock-based compensation expense	2,593	3,089	2,092
Amortization of stock-based compensation capitalized as internal-use software costs	5,039	3,134	1,113
Payroll tax expense related to stock-based compensation	115	28	64
Non-GAAP gross profit	$337,518	$337,730	$252,738

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net loss	$(116,554)	$(175,357)	$(145,215)
Stock-based compensation expense	115,175	110,663	91,183
Amortization of stock-based compensation capitalized as internal-use software costs	5,039	3,134	1,113
Payroll tax expense related to stock-based compensation	3,957	1,120	1,643
Restructuring related charges	(5,806)	10,149	—
Non-GAAP net income (loss)	$1,811	$(50,291)	$(51,276)
Weighted-average shares used in computing net loss per share—basic	150,957,814	145,263,726	113,587,523
Effect of dilutive securities(1)	15,626,795	—	—
Weighted-average shares used in computing non-GAAP net income (loss) per share—diluted	166,584,609	145,263,726	113,587,523
Net loss per share—basic and diluted	$(0.77)	$(1.21)	$(1.28)
Non-GAAP net income (loss) per share—diluted	$0.01	$(0.35)	$(0.45)
(1) For periods presented with a non-GAAP net loss, we have excluded the effect of potentially dilutive securities as their inclusion would be anti-dilutive.

Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA Margin are key measures used by our management to help us analyze our financial results, establish budgets and operational goals for managing our business, evaluate our performance, and make strategic decisions.
We define Adjusted EBITDA as our net loss excluding: (i) depreciation and amortization; (ii) interest income, net; (iii) income tax expense; (iv) other expense, net; (v) stock-based compensation expense; (vi) payroll tax expense related to stock-based compensation; and (vii) restructuring related charges. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue.
The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except percentages)
Net loss	$(116,554)	$(175,357)	$(145,215)
Depreciation and amortization	22,270	18,503	14,757
Interest income, net	(34,432)	(9,144)	(320)
Income tax expense	5,371	4,720	2,126
Other expense, net	19	2,401	346
Stock-based compensation expense	115,175	110,663	91,183
Payroll tax expense related to stock-based compensation	3,957	1,120	1,643
Restructuring related charges	(5,806)	10,149	—
Adjusted EBITDA	$(10,000)	$(36,945)	$(35,480)

Net loss margin	(18)%	(33)%	(35)%
Adjusted EBITDA Margin	(2)%	(7)%	(9)%
Free Cash Flow
Free Cash Flow is calculated as net cash provided by (used in) operating activities, less cash used for purchases of property, equipment, and software, capitalized internal-use software costs, and purchases of content assets as we consider these capital expenditures necessary to support our ongoing operations. Current and prior period Free Cash Flow amounts reported herein reflect the change to our definition of Free Cash Flow to include purchases of content assets.
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

The following table provides a reconciliation of net cash provided by (used in) operating activities, the most directly comparable GAAP financial measure, to Free Cash Flow:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net cash provided by (used in) operating activities	$29,639	$(38,051)	$1,746
Less: purchases of property, equipment, and software	(1,147)	(1,578)	(1,554)
Less: capitalized internal-use software costs	(15,254)	(12,299)	(12,090)
Previously reported Free Cash Flow		$(51,928)	$(11,898)
Less: purchases of content assets	(5,344)	(1,377)	(1,188)
Free Cash Flow	$7,894	$(53,305)	$(13,086)
Critical Accounting Estimates
Our Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of these Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent there are material differences between these estimates and our actual results, our financial position and results of operations will be affected.
We believe that of our significant accounting policies described in Note 2, “Significant Accounting Policies”, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, the critical accounting estimates, assumptions, and judgments that have the most significant impact on our Consolidated Financial Statements are described below.
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
Our Degrees services revenue is determined based on a fee percentage applied to the total tuition collected from Degrees students, net of refunds, by the university partner. As a result, the revenue earned by us is dependent upon the number of learners enrolled and the tuition charged by the university partner. This is a form of variable consideration. We estimate revenue using an expected value method, which is based on what we expect to earn in return for our performance of the Degrees services, reduced by the amount, if any, considered probable of reversing in a future period. These estimates are continually evaluated until such time as the uncertainties are resolved, generally at the time the final term enrollment report is provided by the university partner.
Recent Accounting Pronouncements
Refer to Note 2, “Significant Accounting Policies”, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for a discussion of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the U.S. and internationally, and we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is described below.
Interest Rate Risk
Our exposure to interest rate changes relates primarily to our investment portfolio. Although we are exposed to global interest rate fluctuations, U.S. interest rate fluctuations tend to affect our interest income the most, impacting the interest earned on our cash, cash equivalents, and marketable securities as well as the fair value of those securities.
Our investment policy and strategy are focused on preserving capital and supporting our liquidity requirements. We use a combination of internal and external management to execute our investment strategy and achieve our investment objectives. We typically invest in highly-rated securities, such as U.S. Treasury securities, with original maturities between three months and one year. Our primary objective is to minimize the potential risk of principal loss.
Based on our investment positions as of December 31, 2023 and 2022, a hypothetical 100 basis point increase in interest rates across all maturities would have resulted in a $0.5 million and $2.4 million incremental decline in the fair value of the portfolio. However, such losses would only be realized if we sold the investments prior to their maturities.
Based on the balance of our cash, cash equivalents, and marketable securities as of December 31, 2023 and 2022, a hypothetical 100 basis point increase or decrease in interest rates would have resulted in a $7.2 million and $7.8 million increase or decrease in our interest income on an annualized basis.
Foreign Currency Risk
Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. As the majority of our sales are denominated in U.S. dollars, our revenue is not typically exposed to significant foreign currency risk. Conversely, our operating expenses are typically denominated in the local currencies of the countries in which our operations are located. These can be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound sterling, Canadian dollar, and Indian rupee.
We also maintain foreign-currency denominated cash and cash equivalents in our foreign entities to support their ongoing operations. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our Consolidated Statements of Operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A 10% increase or decrease in current exchange rates would have resulted in an impact of $3.4 million and $5.6 million on our Consolidated Financial Statements for the years ended December 31, 2023 and 2022.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Coursera, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Coursera, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 22, 2024, expressed an unqualified opinion on those consolidated financial statements.
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
February 22, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Coursera, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Coursera, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
The Company recognizes revenue from contracts with customers for access to the learning content hosted on its platform and related services. The Company’s Enterprise revenue is generated through the sale of subscription licenses to businesses, organizations, governments, and educational institutions that provide their learners with the ability to enroll in courses and Specializations and receive certifications upon completion. Enterprise contracts consist of selling a fixed quantity of catalog licenses that grant each learner access to the Company’s learning platform and unlimited course enrollments over the license term. For higher value Enterprise contracts, management applies judgment in identifying and evaluating the terms and conditions of such contracts that impact revenue recognition.

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
•We tested the operating effectiveness of internal controls over revenue recognition, including those over the identification and evaluation of terms and conditions and the resulting impact on revenue recognition.
•We selected a sample of higher value Enterprise revenue contracts and performed the following:
◦Obtained the related contract, including master agreements, amendments, and purchase and sales order agreements, and evaluated whether management properly documented the terms of the contract in accordance with the Company’s accounting policies.
◦Assessed management’s identification and evaluation of the terms and conditions that impact revenue recognition by independently evaluating the terms and conditions of the contract and the resulting impact on revenue recognition.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 22, 2024
We have served as the Company's auditor since 2013.

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
COURSERA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$656,321	$320,817
Marketable securities	65,746	459,654
Accounts receivable, net of allowance for credit losses of $133 and $495 as of December 31, 2023 and December 31, 2022	67,418	53,734
Deferred costs, net	26,387	24,147
Prepaid expenses and other current assets	16,614	17,636
Total current assets	832,486	875,988
Property, equipment, and software, net	30,408	27,096
Operating lease right-of-use assets	4,739	9,605
Intangible assets, net	11,720	8,553
Other assets	41,180	26,355
Total assets	$920,533	$947,597

Liabilities and Stockholders’ Equity
Current liabilities:
Educator partners payable	$101,041	$66,375
Other accounts payable and accrued expenses	23,456	23,342
Accrued compensation and benefits	22,281	21,163
Operating lease liabilities, current	6,557	8,658
Deferred revenue, current	137,229	115,701
Other current liabilities	7,696	7,202
Total current liabilities	298,260	242,441
Operating lease liabilities, non-current	39	5,791
Deferred revenue, non-current	2,861	3,076
Other liabilities	3,179	1,714
Total liabilities	304,339	253,022
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized as of December 31, 2023 and December 31, 2022; no shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value—300,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 162,898,279 shares issued and 155,320,538 shares outstanding as of December 31, 2023, and 150,683,607 shares issued and 147,935,669 shares outstanding as of December 31, 2022	2	1
Additional paid-in capital	1,459,964	1,364,116
Treasury stock, at cost—7,577,741 and 2,747,938 shares as of December 31, 2023 and December 31, 2022	(63,154)	(4,701)
Accumulated other comprehensive income (loss)	59	(718)
Accumulated deficit	(780,677)	(664,123)
Total stockholders’ equity	616,194	694,575
Total liabilities and stockholders’ equity	$920,533	$947,597
See notes to Consolidated Financial Statements.

COURSERA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue	$635,764	$523,756	$415,287
Cost of revenue	305,993	192,277	165,818
Gross profit	329,771	331,479	249,469
Operating expenses:
Research and development	160,077	165,134	135,410
Sales and marketing	222,771	227,676	179,337
General and administrative	98,325	105,900	77,785
Restructuring related charges	(5,806)	10,149	—
Total operating expenses	475,367	508,859	392,532
Loss from operations	(145,596)	(177,380)	(143,063)
Interest income, net	34,432	9,144	320
Other expense, net	(19)	(2,401)	(346)
Loss before income taxes	(111,183)	(170,637)	(143,089)
Income tax expense	5,371	4,720	2,126
Net loss	$(116,554)	$(175,357)	$(145,215)
Net loss per share—basic and diluted	$(0.77)	$(1.21)	$(1.28)
Weighted average shares used in computing net loss per share—basic and diluted	150,957,814	145,263,726	113,587,523
See notes to Consolidated Financial Statements.

COURSERA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(116,554)	$(175,357)	$(145,215)
Change in unrealized gain (loss) on marketable securities, net of tax	777	(466)	(272)
Comprehensive loss	$(115,777)	$(175,823)	$(145,487)
See notes to Consolidated Financial Statements.

COURSERA, INC. AND SUBSIDIARIES
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share and per share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount		Shares	Amount

Balance—December 31, 2020	75,305,400	$462,293	43,049,228	$—	$126,408	(2,747,938)	$(4,701)	$20	$(343,551)	$(221,824)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(75,305,400)	(462,293)	75,305,400	1	462,292	—	—	—	—	462,293
Issuance of common stock upon initial public offering, net of offering costs	—	—	17,024,276	—	518,869	—	—	—	—	518,869
Issuance of common stock upon exercise of options	—	—	8,731,889	—	32,287	—	—	—	—	32,287
Issuance of common stock related to employee stock purchase plan	—	—	228,048	—	6,397	—	—	—	—	6,397
Issuance of restricted stock awards	—	—	4,722	—	—	—	—	—	—	—
Vesting of restricted stock units	—	—	502,135	—	—	—	—	—	—	—
Tax withholding on vesting of restricted stock units	—	—	(191,719)	—	(7,172)	—	—	—	—	(7,172)
Vesting of early exercise stock options	—	—	—	—	77	—	—	—	—	77
Stock-based compensation	—	—	—	—	96,073	—	—	—	—	96,073
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	(272)	—	(272)
Net loss	—	—	—	—	—	—	—	—	(145,215)	(145,215)
Balance—December 31, 2021	—	$—	144,653,979	$1	$1,235,231	(2,747,938)	$(4,701)	$(252)	$(488,766)	$741,513
Issuance of common stock upon exercise of options	—	—	4,310,630	—	17,750	—	—	—	—	17,750
Vesting of restricted stock units	—	—	1,940,200	—	—	—	—	—	—	—
Tax withholding on vesting of restricted stock units	—	—	(774,054)	—	(11,886)	—	—	—	—	(11,886)
Issuance of restricted stock awards	—	—	5,518	—	—	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	—	—	547,334	—	6,829	—	—	—	—	6,829
Stock-based compensation	—	—	—	—	116,192	—	—	—	—	116,192
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	(466)	—	(466)
Net loss	—	—	—	—	—	—	—	—	(175,357)	(175,357)
Balance—December 31, 2022	—	$—	150,683,607	$1	$1,364,116	(2,747,938)	$(4,701)	$(718)	$(664,123)	$694,575
Issuance of common stock upon exercise of options	—	—	6,621,448	1	27,314	—	—	—	—	27,315
Vesting of restricted stock units	—	—	8,449,866	—	—	—	—	—	—	—
Tax withholding on vesting of restricted stock units	—	—	(3,485,308)	—	(54,122)	—	—	—	—	(54,122)
Repurchases of common stock	—	—	—	—	—	(4,829,803)	(58,453)	—	—	(58,453)
Issuance of restricted stock awards	—	—	13,516	—	—	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	—	—	615,150	—	6,031	—	—	—	—	6,031
Stock-based compensation	—	—	—	—	116,625	—	—	—	—	116,625
Change in unrealized gain on marketable securities	—	—	—	—	—	—	—	777	—	777
Net loss	—	—	—	—	—	—	—	—	(116,554)	(116,554)
Balance—December 31, 2023	—	$—	162,898,279	$2	$1,459,964	(7,577,741)	$(63,154)	$59	$(780,677)	$616,194
See notes to Consolidated Financial Statements.

COURSERA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(116,554)	$(175,357)	$(145,215)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	22,270	18,503	14,757
Stock-based compensation expense	109,570	110,785	91,183
(Accretion) amortization of marketable securities	(13,811)	(895)	501
Impairment of long-lived assets	3,062	6,124	—
Other	1,496	1,088	(448)
Changes in operating assets and liabilities:
Accounts receivable, net	(14,763)	(20,598)	5,863
Prepaid expenses and other assets	(17,003)	(18,290)	(5,697)
Operating lease right-of-use assets	4,868	4,839	5,301
Accounts payable and accrued expenses	33,971	17,893	16,322
Accrued compensation and other liabilities	3,073	3,409	7,670
Operating lease liabilities	(7,853)	(5,841)	(6,336)
Deferred revenue	21,313	20,289	17,845
Net cash provided by (used in) operating activities	29,639	(38,051)	1,746
Cash flows from investing activities:
Purchases of marketable securities	(121,756)	(593,770)	(241,758)
Proceeds from maturities of marketable securities	530,000	375,000	204,981
Purchases of property, equipment, and software	(1,147)	(1,578)	(1,554)
Capitalized internal-use software costs	(15,254)	(12,299)	(12,090)
Purchase of minority interest	(1,701)	—	—
Purchases of content assets	(5,344)	(1,377)	(1,188)
Net cash provided by (used in) investing activities	384,798	(234,024)	(51,609)
Cash flows from financing activities:
Proceeds from exercise of stock options	27,315	17,586	31,766
Proceeds from employee stock purchase plan	6,031	6,829	6,397
Proceeds from initial public offering, net of offering costs	—	—	525,284
Payments for repurchases of common stock	(58,453)	—	—
Payment of tax withholding on vesting of restricted stock units	(54,122)	(11,886)	(7,172)
Payment of deferred offering costs	—	(295)	(6,119)
Net cash (used in) provided by financing activities	(79,229)	12,234	550,156
Net increase (decrease) in cash, cash equivalents, and restricted cash	335,208	(259,841)	500,293
Cash, cash equivalents, and restricted cash—Beginning of period	322,878	582,719	82,426
Cash, cash equivalents, and restricted cash—End of period	$658,086	$322,878	$582,719

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,383	$4,064	$2,837
Supplemental disclosure of noncash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$7,055	$5,407	$4,890
Unpaid deferred offering costs	$—	$—	$295

See notes to Consolidated Financial Statements.

COURSERA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
1.    BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS
Basis of Presentation
The accompanying Consolidated Financial Statements of Coursera, Inc., a Delaware public benefit corporation, and its subsidiaries (“Coursera”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).
Description of Business
Coursera is an online learning platform that connects learners, educators, and institutions with the goal of providing world-class educational content that is affordable, accessible, and relevant. We combine content, data, and technology into a platform that is customizable and extensible to both individual learners and institutions. We partner with university and industry partners (collectively, “educator partners”) to bring quality higher education to a broad range of individuals, businesses, organizations, and governments. We also sell directly to institutions, including employers, colleges and universities, organizations, and governments, to enable their employees, students, and citizens to gain critical skills aligned to job markets. Our corporate headquarters is located in Mountain View, California.
Reporting Segments
We conduct our operations through three reporting segments: Consumer, Enterprise, and Degrees. Refer to Note 14 for additional information.
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
Cash, Cash Equivalents, and Restricted Cash
We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Our cash and cash equivalents consist of cash and money market funds at financial institutions, and are stated at cost, which approximates fair value because of their immediate or short-term maturities. Our restricted cash primarily consists of a letter of credit required to fulfill our corporate headquarters’ operating lease agreement. Restricted cash, current is included in prepaid expenses and other current assets, and restricted cash, non-current is included in other assets, both in the Consolidated Balance Sheets.
Marketable Securities
Marketable securities consist of U.S. Treasury securities, with an original maturity between three months and one year at the date of purchase, and are classified as available-for-sale (“AFS”) debt securities. We view these securities as available to support current operations and have classified all AFS debt securities as current assets. AFS debt securities are initially recorded at cost and periodically adjusted to fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. We evaluate our AFS debt securities with an unamortized cost basis in excess of estimated fair value to determine what amount of that difference, if any, is caused by expected credit losses. Realized gains and losses as well as credit-related impairment losses are included in other expense, net in the Consolidated Statements of Operations. Any remaining impairment is included in accumulated other comprehensive income (loss).
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
An allowance for credit losses is established based on our assessment of the collectibility of accounts receivable by considering various factors, including the age of each outstanding invoice, each customer’s expected ability to pay, the collection history with each customer, current economic conditions, and reasonable and supportable forecasts of future economic conditions over the life of the receivable, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. The allowance for credit losses and related activities were not material for the years ended December 31, 2023, 2022, and 2021.
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

Deferred Offering Costs
Deferred offering costs consist primarily of direct and incremental legal, accounting, and other fees related to the IPO. Prior to the IPO, all deferred offering costs were capitalized in prepaid expenses and other current assets on the Consolidated Balance Sheets. Upon completion of the IPO, $6,449 of the deferred offering costs were reclassified into stockholders’ equity (deficit) as a reduction of the IPO proceeds.
Educator Partner Costs
We have various agreements with educator partners that grant us the right to host their intellectual property on our platform. In return, educator partners earn a fee that we recognize as a content cost in the same period in which the related revenue is recognized and is classified as a cost of revenue in the Consolidated Statements of Operations. One such agreement has stipulated that certain fees earned by the educator partner are to be allocated to a development fund to be held and spent by Coursera on activities such as developing, marketing, and advertising the educator partner's content, according to a mutually agreed upon plan. We recognized the liability and related expenses associated with this development fund consistent with the timing of when we recognized educator partner content costs given our liability is established in the same period the revenue is recognized. The expenses have been classified in the Consolidated Statements of Operations based on the nature of the underlying spend. The liability associated with the development fund is recorded within other accounts payable and accrued expenses in the Consolidated Balance Sheets. During the first quarter of 2023, we entered into an amendment with this educator partner who started earning typical content fees, which are recorded within cost of revenue in the Consolidated Statements of Operations.
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
ROU assets and lease liabilities are recognized at the commencement date based on the present value of minimum remaining lease payments over the lease term. For this purpose, we include payments that are fixed and determinable at the commencement date, including initial direct costs incurred and excluding lease incentives received. We use the implicit rate when it is readily determinable. Otherwise, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future lease payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. Our lease agreements may contain variable costs such as common area maintenance, insurance, real estate taxes, or other costs. Variable lease costs are expensed as incurred in the Consolidated Statements of Operations. Operating lease expense is recognized on a straight-line basis over the lease term.
We do not separate lease and non-lease components and do not recognize ROU assets and operating lease liabilities that arise from leases with an initial lease term of 12 months or less.
In addition, impairment of an ROU asset and other lease related assets, including leasehold improvements, furniture and fixtures, and computer equipment, that results from entering into a sublease arrangement is recognized in the Consolidated Statements of Operations in the period the sublease agreement is executed. We recognize sublease income as a reduction to our operating lease expense on a straight-line basis over the sublease term. Refer to Note 6 for additional information.

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
Intangible Assets, Net
Intangible assets, net is stated at cost, net of accumulated amortization. We amortize our finite-lived intangible assets on a straight-line basis over an estimated useful life of two to six years. Amortization of content assets and developed technology is included in cost of revenue, and assembled workforce is included in research and development, both in the Consolidated Statements of Operations.
Impairment of Long-Lived Assets
We monitor events and changes in circumstances that could indicate the carrying amounts of our long-lived assets, including deferred partner fees, property, equipment, software, intangible assets, and operating lease ROU assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through their undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. During the year ended December 31, 2023, we recognized an impairment loss of $861 related to capitalized internal-use software and website development costs. During the year ended December 31, 2022, we recognized an impairment loss related to deferred partner fees of $2,915, related to our operating lease ROU asset of $2,304, and related property and equipment of $904. There were no impairments of long-lived assets during the year ended December 31, 2021.
Revenue
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
At times, we are party to multiple concurrent contracts or contracts that combine multiple services. These situations require judgment to determine if multiple contracts should be combined and accounted for as a single arrangement. In making this determination, we consider (i) the economics of each individual contract and whether or not it was negotiated on a standalone basis, and (ii) if multiple promises represent a single performance obligation.
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
We generate revenue from our three reportable segments: Consumer, Enterprise, and Degrees. Refer to Note 14 for our disaggregation of revenue. We are generally the principal with respect to Consumer and Enterprise revenue as we control the performance obligation and are the primary obligor with respect to delivering access to course content. Additionally, we have inventory risk through recoupable advances sometimes paid to educator partners.
Consumer Revenue
We generate revenue from consumers by selling access to learning content hosted on our platform. Consumer products include certifications for single courses, professional certificates, and catalog-wide subscriptions. Access to single courses are generally purchased at a fixed price for a set period of time, typically six months. Specializations are a series of courses offered by the same educator partner, and learners are provided access to these courses on a month-to-month subscription basis. Coursera Plus is our catalog-wide consumer subscription product, sold in monthly or annual subscriptions. All Consumer learners pay in advance, and revenue is recognized ratably over the contract term once access has been granted to the learner, as learners have unlimited access to the course content during the contract term.
Consumer learners are entitled to a full refund up to two weeks after payment is received. We estimate and establish an allowance for refunds based on historical refund rates, which was immaterial as of December 31, 2023 and 2022.
Enterprise Revenue
We sell subscription licenses to businesses, organizations, governments, and educational institutions that provide their learners with the ability to enroll in courses and Specializations and receive certifications upon completion. Enterprise contracts are typically between one and three years in length and consist of selling a fixed quantity of catalog licenses that grant each learner access to our learning platform and unlimited course enrollments over the license term. We recognize revenue ratably over the contract term once access has been granted to the Enterprise customer.
Degrees Revenue
Universities contract with us to facilitate the delivery of their bachelor’s and master’s degree programs or postgraduate diplomas. Degrees revenue contracts involve the performance of a number of promises, including but not limited to hosting the degree content on our learning platform, providing content authoring tools, course production support, marketing, and platform technical support services. As a result, the university is our customer with respect to Degrees revenue. We earn a service fee based on a percentage of total tuition collected by the university from Degrees students, net of refunds. As a result, the revenue we earn is dependent upon the number of learners enrolled and the tuition charged by the university. This is a form of variable consideration, and we estimate the amount of revenue using an expected value method. These estimates are refined each reporting period until the consideration becomes known, generally at the time the final term enrollment report is provided by the university. We have a stand-ready obligation to perform services throughout the contract term during which degree content is hosted on our platform. Degrees revenue is generally earned and paid by the university for each academic term and is recognized ratably from the start of a term through the start of the following term.

The Degrees learning experience is delivered on the same proprietary learning platform used by Consumer and Enterprise customers. There is no direct contractual revenue arrangement between Coursera and Degrees students, whose contractual arrangement is directly with the universities. In addition to the learning platform, the universities are obligated to provide their students with additional services, such as designing the curriculum, setting admission criteria, making admission and financial aid decisions, real-time teaching, independently awarding credits, certificates, or degrees, and providing academic and career counseling. For these reasons, the universities control the delivery of degrees hosted on our platform. As a result, we recognize only the service fee we receive from the universities as our Degrees revenue.
Deferred Revenue
Deferred revenue, or contract liabilities, consists of consideration recorded in advance of performance obligations being delivered and is classified as current or non-current based on the related period in which services are expected to be provided.
Contract Acquisition and Fulfillment Costs
Contract acquisition costs consist of sales commissions and related payroll taxes associated with obtaining contracts with Enterprise and Degrees customers.
Deferred Commissions
Contract acquisition costs are costs we incur that are directly related to securing a contract and are primarily related to sales commissions and related payroll taxes earned by our Enterprise and Degrees sales forces. These costs are deferred and then amortized on a straight-line basis over the expected period of benefit. We amortize these costs over four years, since the commissions paid upon a contract renewal are not commensurate with the commissions paid on the initial contract, and as such, the sales contract term is not commensurate with the expected period of benefit. Sales commissions and related payroll taxes primarily paid for Enterprise contract renewals are amortized over the renewal term, which is generally two years.
Deferred commissions and related payroll taxes are recorded within deferred costs or other assets in the Consolidated Balance Sheets, depending on the timing of the related amortization. They are amortized to sales and marketing in the Consolidated Statements of Operations.
On an annual basis, we assess the expected period of benefit by taking into consideration the average contract term length, the life of the underlying technology, and other factors. Based on our prior year assessment, we determined that the expected period of benefit should be increased from three years to four years. This change in accounting estimate was effective January 1, 2023 and is accounted for prospectively in our Consolidated Financial Statements. For the year ended December 31, 2023, this change resulted in a $3,496 benefit to sales and marketing. There was no change in the amortization period for contract renewals.
Deferred Partner Fees
These fulfillment costs are paid to educator partners in advance of completing our performance obligations; are recorded within prepaid expenses and other current assets or other assets in the Consolidated Balance Sheets, depending on the timing of the related revenue recognition; and are amortized into cost of revenue ratably over the subscription term.
Cost of Revenue
Cost of revenue consists of content costs, which are generally fees paid to educator partners, and expenses associated with the operation and maintenance of our platform. These expenses include the cost of servicing support requests from paid learners and educator partners; hosting and bandwidth costs; amortization of acquired technology and internal-use software; customer payment processing fees; and attributed depreciation and facilities costs.

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
Concentrations of Risk
Financial instruments that potentially subject us to concentration of credit risk consist of cash, cash equivalents, and marketable securities. We only invest in high-credit-quality instruments and maintain our cash equivalents and marketable securities in fixed-income securities. We place our cash primarily with domestic financial institutions that are federally insured within statutory limits.
For the purpose of assessing the concentration of credit risk with respect to accounts receivable and significant customers, we treat a group of customers under common control or customers that are affiliates of each other as a single customer. For the years ended December 31, 2023, 2022, and 2021, we did not have any customers that accounted for 10% or more of our revenue. As of December 31, 2023 we had one customer that accounted for 10% of our net accounts receivable balance that has since been collected within typical business terms.
Our business model relies on educational content and credentialing programs from educator partners. Our largest educator partner has global brand recognition and supplies a variety of in-demand content across multiple domains. The loss of or significant reduction in this partnership or one of our other largest partners could have a material impact on our results of operations and cash flows.
Income Taxes
We are treated as a corporation under applicable federal and state income tax laws and are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our income tax expense and deferred tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.
We utilize the asset and liability method under which deferred tax assets and liabilities arise from the temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Balance Sheets, as well as from net operating losses (“NOLs”) and tax credit carryforwards. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will be paid or refunds received, as provided for under currently enacted tax law. The effect on deferred taxes of changes in tax rates and laws in future periods, if any, is reflected in the Consolidated Financial Statements in the period enacted. A valuation allowance is established if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We consider the available evidence, both positive and negative, including historical levels of income, expectations, and risks associated with estimates of future taxable income in assessing the need for a valuation allowance. Certain of our earnings are indefinitely reinvested offshore and could be subject to additional income tax if repatriated. It is not practicable to determine the unrecognized deferred tax liability on a hypothetical distribution of those earnings.

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
We recognize interest and penalties related to income tax matters as a component of income tax expense in the Consolidated Statements of Operations.
Stock-Based Compensation Expense
We measure and recognize compensation expense for stock-based awards granted to employees, directors, and non-employees based on the estimated grant date fair value. Stock-based awards include restricted stock units (“RSUs”), stock options, and restricted stock awards as well as stock purchase rights granted to employees under our employee stock purchase plan (“ESPP Rights”).
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
Expected Volatility—The expected volatility is derived from the average historical stock volatilities of several unrelated public companies within our industry that we consider to be comparable to our business, and to the extent available, our historical volatility over a period equivalent to the expected term of the stock option. The expected volatility is based on the historical volatility of our common stock over the estimated expected term of ESPP Rights.

Dividend Yield—The expected dividend was assumed to be zero as we have never paid dividends and have no current plans to do so.
Stock-based compensation is generally recognized on a straight-line basis over the requisite service period, which usually matches the vesting period. Forfeitures are recognized as they occur.
Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is computed in conformity with the two-class method required for participating securities. Prior to our IPO, we treated all series of our redeemable convertible preferred stock as participating securities, since such stockholders had the right to receive non-forfeitable dividends on a pari passu basis in the event that a dividend was paid on common stock. Under the two-class method, the net loss attributable to common stockholders was not allocated to the redeemable convertible preferred stock as the preferred stockholders did not have a contractual obligation to share in the Company’s losses.
Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents to the extent they are dilutive. For purposes of this calculation, redeemable convertible preferred stock, common stock options, RSUs, and ESPP Rights are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive for the periods presented.

Comprehensive Loss
Comprehensive loss includes net loss and other comprehensive income (loss), net of tax. Other comprehensive income (loss), net of tax, refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of stockholders’ equity (deficit) but are excluded from net loss.
Research and Development
Expenditures for research and development of our technology and non-refundable contributions to develop educator partner content are expensed when incurred unless they qualify as internal-use software development costs. Research and development costs consist principally of personnel costs, consulting services, content development contributions, and attributed facilities costs.
Advertising Costs
Advertising costs are expensed as incurred and are included in sales and marketing in the Consolidated Statements of Operations. For the years ended December 31, 2023, 2022, and 2021, these costs were $44,818, $39,940, and $28,740.
Foreign Currency
The majority of our sales contracts are denominated in U.S. dollars. In addition, the functional currency of our international subsidiaries is U.S. dollars. Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured to the functional currency at period-end exchange rates. Foreign currency transaction gains and losses resulting from remeasurement are recognized within other expense, net in the Consolidated Statements of Operations.
Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and certain other segment items on an interim and annual basis if they are regularly provided to the chief operating decision maker (“CODM”). This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. We expect that the adoption of ASU 2023-07 will not have a material impact on our Consolidated Financial Statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities on an annual basis to disclose (1) specific categories in the tax rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis, though retrospective application is permitted. We are currently evaluating whether the adoption of ASU 2023-09 will have a material impact on our Consolidated Financial Statements and related disclosures.

3.    REVENUE
Contract Balances
Contract assets and liabilities were as follows:

	December 31, 2023	December 31, 2022	January 1, 2022
Contract assets:
Billed accounts receivable, net of allowance for credit losses	$62,407	$45,337	$22,286
Unbilled accounts receivable	5,011	8,397	12,110
Total contract assets	$67,418	$53,734	$34,396
Contract liabilities:
Deferred revenue	$140,089	$118,777	$98,488
Total contract liabilities	$140,089	$118,777	$98,488
Revenue recognized during the years ended December 31, 2023, 2022, and 2021 that was included in the corresponding deferred revenue balance at the beginning of each year was $116,002, $92,806, and $74,775.
Impairment losses related to contract assets were not material during the years ended December 31, 2023, 2022, and 2021.
Remaining Performance Obligations
Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue in the Consolidated Balance Sheets and unbilled amounts that will be recognized as revenue in future periods. As of December 31, 2023, we had remaining performance obligations of $320,936 and expect to recognize approximately 68% as revenue over the next 12 months and the remainder thereafter.
Costs to Obtain and Fulfill Contracts
The following table presents our capitalization and amortization of commissions and related payroll tax expenditures recorded within sales and marketing in the Consolidated Statements of Operations:

	Year Ended December 31,
Commissions and related payroll tax expenditures:	2023	2022	2021
Capitalization	$17,094	$17,766	$14,217
Amortization	12,291	12,618	8,197
Deferred commissions and related payroll tax expenditures included in deferred costs and in other assets were as follows:

	December 31, 2023	December 31, 2022
Deferred costs, net	$13,168	$13,300
Other assets	15,361	10,426
During the year ended December 31, 2022, we recognized an impairment loss of $2,915, within general and administrative in the Consolidated Statement of Operations, on deferred partner fees that we do not expect to recover from Russian educator partners whose content we removed from our platform. During the year ended December 31, 2023, we recognized an impairment loss of $2,008, within sales and marketing in the Consolidated Statements of Operations, on content development grants that we do not expect to recover related to our Degrees segment.

4.    INVESTMENTS
Investments Measured at Fair Value on a Recurring Basis
The following table summarizes our investments measured at fair value on a recurring basis by balance sheet classification and investment type:

	December 31, 2023				December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value - Level 1	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value - Level 1
Cash equivalents—money market funds	$186,396	$—	$—	$186,396	$304,750	$—	$—	$304,750
Cash equivalents—U.S. Treasury securities	448,447	78	—	448,525	—	—	—	—
Total cash equivalents	634,843	78	—	634,921	304,750	—	—	304,750
Marketable securities—U.S. Treasury securities	65,765	—	(19)	65,746	460,372	26	(744)	459,654
Total	$700,608	$78	$(19)	$700,667	$765,122	$26	$(744)	$764,404
Gross realized gains and losses related to our cash equivalents and marketable securities were not material for the years ended December 31, 2023, 2022, and 2021.
The following table presents the cost basis and fair value of our AFS securities by contractual maturity date:

	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$65,765	$65,746	$460,372	$459,654
Investments in an unrealized loss position consisted of the following:

	December 31, 2023		December 31, 2022
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$65,746	$(19)	$356,767	$(744)
As of December 31, 2023 and 2022, our AFS marketable securities were comprised of U.S. Treasury securities, which are backed by the full faith and credit of the U.S. government. As a result, there were no credit or non-credit impairment losses recorded during the years ended December 31, 2023, 2022, or 2021.
Investments Measured at Fair Value on a Nonrecurring Basis
In August 2023, we acquired an approximate 7% ownership interest in a privately held company, which is measured and accounted for using the fair value measurement alternative basis. This investment is classified within other assets in the Consolidated Balance Sheets. The carrying value of the investment was $1,701 as of December 31, 2023.
Our existing equity investments are remeasured at fair value on a nonrecurring basis when an identifiable event or change in circumstance may have a significant adverse impact on its fair value. No such events or changes occurred during the years ended December 31, 2023, 2022, or 2021.

5.    CONSOLIDATED BALANCE SHEET COMPONENTS
Restricted Cash
The reconciliation of cash, cash equivalents, and restricted cash was as follows:

	December 31, 2023	December 31, 2022	December 31, 2021
Cash and cash equivalents	$656,321	$320,817	$580,658
Restricted cash, current	—	487	—
Restricted cash, non-current	1,765	1,574	2,061
Total cash, cash equivalents, and restricted cash	$658,086	$322,878	$582,719
Property, Equipment, and Software, Net
Property, equipment, and software, net consisted of the following:

	Estimated Useful Lives	December 31, 2023	December 31, 2022
Internal-use software and website development	2 - 5 years	$73,881	$53,215
Computer equipment and purchased software	2 years	4,405	4,662
Leasehold improvements	Shorter of useful life or remaining lease term	6,923	6,567
Furniture and fixtures	5 years	2,757	2,714
Total property, equipment, and software		87,966	67,158
Less accumulated depreciation and amortization		(57,558)	(40,062)
Property, equipment, and software, net		$30,408	$27,096
The following table presents depreciation and amortization expense related to property, equipment, and software as well as the portion of amortization expense related to internal-use software and website development that is recorded within cost of revenue in the Consolidated Statements of Operations:

	Year Ended December 31,
	2023	2022	2021
Depreciation and amortization expense	$19,276	$15,865	$12,513
Amortization expense for internal-use software and website development	16,894	13,128	9,675
Intangible Assets, Net
Intangible assets, net consisted of the following:

	December 31, 2023			December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Content assets	$12,982	$(3,558)	$9,424	$6,821	$(1,971)	$4,850
Developed technology	8,446	(6,150)	2,296	8,446	(4,743)	3,703
Assembled workforce	—	—	—	181	(181)	—
Intangible assets	$21,428	$(9,708)	$11,720	$15,448	$(6,895)	$8,553

Capitalization of content assets and amortization expense for intangible assets was as follows:

	Year Ended December 31,
	2023	2022	2021
Capitalization of content assets	$6,161	$1,100	$1,765
Amortization expense for intangible assets	2,994	2,638	2,244
As of December 31, 2023, the weighted-average remaining amortization period was 1.6 years for developed technology and 3.8 years for content assets.
As of December 31, 2023, future expected amortization expense for intangible assets was as follows:

2024	$4,258
2025	3,713
2026	1,621
2027	1,190
2028	892
Thereafter	46
Total	$11,720
6.    LEASES
We have entered into various non-cancelable office space operating leases with lease periods expiring through April 2025. These leases do not contain residual value guarantees, covenants, or other restrictions.
In May 2022, we entered into an agreement to sublease a portion of our existing office space in Mountain View, California. As a result, and at the same time, we recognized an impairment loss of $2,304 on the ROU asset and $904 on the related property and equipment, which was allocated within operating expenses in the Consolidated Statements of Operations consistent with the allocation approach used for operating lease costs. The sublease is classified as an operating lease. The term commenced on June 1, 2022 and terminates on October 31, 2024.
The components of lease costs were as follows:

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$5,510	$5,853	$6,663
Short-term lease cost	970	1,388	1,122
Variable lease cost	2,066	1,753	1,690
Sublease income	(2,720)	(1,587)	—
Total lease costs	$5,826	$7,407	$9,475

Future lease payments under our non-cancelable operating leases, which do not include short-term leases, as of December 31, 2023 were as follows:

2024	$6,764
2025	47
Total lease payments	6,811
Less imputed interest	(215)
Present value of operating lease liabilities	$6,596
Operating lease liabilities, current	6,557
Operating lease liabilities, non-current	39
Total operating lease liabilities	$6,596
Supplemental cash flow information as well as the weighted-average remaining lease term and discount rate related to our operating leases were as follows:

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$8,509	$6,875	$7,683
Operating lease ROU assets obtained in exchange for lease liabilities	—	427	—

	December 31, 2023	December 31, 2022
Weighted-average remaining operating lease term (in years)	0.93	1.93
Weighted-average operating lease discount rate	5.78%	5.76%
7.    INCOME TAXES
The components of loss before income tax were as follows:

	Year Ended December 31,
	2023	2022	2021
Domestic	$(118,481)	$(177,649)	$(148,343)
Foreign	7,298	7,012	5,254
Total	$(111,183)	$(170,637)	$(143,089)

Income tax expense consisted of the following:

	Year Ended December 31,
	2023	2022	2021
Current taxes:
Federal	$—	$—	$—
State	3	189	11
Foreign	4,977	4,872	3,025
Total current	$4,980	$5,061	$3,036

Deferred taxes:
Federal	$—	$—	$—
State	—	—	—
Foreign	391	(341)	(910)
Total deferred	$391	$(341)	$(910)
Total income tax expense	$5,371	$4,720	$2,126
The reconciliation between the statutory U.S. federal income tax rate and our effective tax rate as a percentage of loss before income taxes was as follows:

	Year Ended December 31,
	2023	2022	2021
U.S federal income taxes at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.7%	2.1%	4.3%
Foreign income taxes at rates other than the U.S. rate	(3.5)%	(1.8)%	(0.7)%
Change in valuation allowance	(28.7)%	(19.8)%	(47.3)%
Research and development credits	8.2%	3.5%	7.3%
Stock-based compensation	(5.4)%	(4.4)%	13.3%
Foreign inclusions	—%	(3.7)%	—%
Other	0.9%	0.3%	0.6%
Effective income tax rate	(4.8)%	(2.8)%	(1.5)%

Significant components of our deferred tax assets and liabilities consisted of the following:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating loss carryforwards	$130,849	$112,003
Capitalized research and development costs	51,940	29,047
Research and development credits	42,764	31,248
Stock-based compensation	11,160	22,196
Lease liabilities	1,512	3,312
Deferred revenue	937	1,058
Accruals and reserves	813	743
Gross deferred tax assets	239,975	199,607
Valuation allowance	(225,513)	(185,606)
Total deferred tax assets	$14,462	$14,001
Deferred tax liabilities:
Deferred commissions	(6,768)	(5,586)
Depreciation and amortization	(5,810)	(5,086)
Operating lease ROU assets	(1,070)	(2,172)
Total deferred tax liabilities	$(13,648)	$(12,844)
Net deferred tax assets	$814	$1,157
Based on the weight of the available evidence, which includes our historical operating losses, lack of taxable income, and the accumulated deficit, we have a full valuation allowance against our U.S. federal and state deferred tax assets as of December 31, 2023 and 2022. We increased the valuation allowance for the years ended December 31, 2023 and 2022 by $39,907 and $33,838.
As of December 31, 2023, U.S. federal and state NOL carryforwards were $556,468 and $206,519, respectively, and U.S. federal and state research and development tax credit carryforwards were $39,483 and $27,351, respectively. If not utilized, certain of the federal and state NOLs will expire at various dates beginning in 2031, while the federal research and development tax credit carryforwards will expire in various amounts beginning in 2033. State research and development tax credit carryforwards can be carried forward indefinitely.
Our NOL and tax credit carryovers may be subject to annual limitations of usage, as promulgated by the Internal Revenue Service and similar state provisions, due to ownership changes that may have occurred in the past. The annual limitation may result in the expiration of NOLs and tax credits before utilization.
The federal NOL carryforwards generated after December 31, 2017 have an indefinite carryforward period and are subject to an 80% deduction limitation based upon taxable income prior to NOL deduction. Of the total federal NOL carryforwards as of December 31, 2023, $405,529 are carried forward indefinitely, but are limited to 80% of taxable income.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (“IRA”), which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. The IRA did not have a material impact on our Consolidated Financial Statements.

Uncertain Tax Positions
As of December 31, 2023, we had unrecognized tax benefits of $22,535 of which $2,484 would impact our effective tax rate, if recognized. The activity related to the unrecognized tax benefits was as follows:

	Year Ended December 31,
	2023	2022	2021
Gross unrecognized tax benefits—beginning of period	$16,371	$12,539	$7,477
Increases related to tax positions taken during current year	5,052	3,641	4,850
Increases related to tax positions taken during prior years	1,163	248	220
Decreases related to tax positions taken during prior years	(51)	(57)	(8)
Gross unrecognized tax benefits—end of period	$22,535	$16,371	$12,539
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties were not material as of December 31, 2023, 2022, and 2021.
We file income tax returns subject to varying statutes of limitations. Due to our loss carryovers, the statutes of limitations remain open for all tax years since inception in our major tax jurisdictions. The tax returns for the fiscal years ended 2022, 2021, and 2020 are currently under examination in India. We believe that we have provided adequate reserves for income tax uncertainties in all open tax years. We are not under examination in any other jurisdiction. We are not currently aware of uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in the next 12 months.
8.    NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share:

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(116,554)	$(175,357)	$(145,215)
Denominator:
Weighted-average shares used in computing net loss per share—basic and diluted	150,957,814	145,263,726	113,587,523
Net loss per share—basic and diluted	$(0.77)	$(1.21)	$(1.28)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	Year Ended December 31,
	2023	2022	2021
Common stock options	11,165,138	18,153,195	23,000,872
RSUs	18,361,046	22,773,053	7,387,288
Shares subject to repurchase	—	—	2,607
ESPP Rights	126,768	123,603	65,446
Total	29,652,952	41,049,851	30,456,213

9.    COMMITMENTS AND CONTINGENCIES
Purchase Obligations
Our purchase obligations primarily relate to a third-party cloud infrastructure agreement, subscription arrangements, and service agreements used to facilitate our operations. As of December 31, 2023, we had approximately $23,058 of future minimum payments under our non-cancelable purchase obligations with a remaining term in excess of one year, which are expected to be paid through 2026.

Purchase Obligations
2024	$9,875
2025	11,308
2026	1,875
Total	$23,058
Legal Proceedings
From time to time, we may be subject to legal proceedings, as well as demands, claims, and threatened litigation. The outcomes of legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties, and could be material to our operating results and cash flows for a particular period. Regardless of the outcome, litigation can have an adverse impact on our business because of defense and settlement costs, diversion of management resources, and other factors. Other than the matters described below, we are not currently party to any legal proceeding that we believe, as of the filing of this Annual Report on Form 10-K, could have a material adverse effect on our business, operating results, cash flows, or financial condition should such litigation or claim be resolved unfavorably.
We regularly review the status of each significant matter and assess its potential likelihood of loss or exposure. We record an accrual for loss contingencies for legal proceedings when we believe that an unfavorable outcome is both (i) probable and (ii) the amount or range of any possible loss is reasonably estimable. The Company intends to vigorously defend itself in these matters, and while there can be no assurances and the outcome of these matters is currently not determinable, the Company currently believes that, except as set forth below, these existing claims or proceedings are not likely, individually and in the aggregate, to have a material adverse effect on its financial position. Notwithstanding the foregoing, there are many uncertainties associated with any litigation and these matters or other third-party claims against the Company may cause the Company to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any intellectual property litigation may require the Company to make royalty payments, which could adversely affect gross margins in future periods. If any of those events were to occur, the Company's business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from the Company's estimates, if any, which could result in the need to adjust the liability and record additional expenses.
Privacy Class Action Lawsuit
In November 2023, a putative class action complaint, Iman Ghazizadeh, et al v. Coursera, Inc., was filed against Coursera, Inc. in the United States District Court (the “Court”) for the Northern District of California (Case No. 5:23-cv-05646) for alleged violations of the Video Privacy Protection Act, 18 U.S.C. Section 2710 et seq. (“VPPA”). The complaint alleges, among other things, that without consent or knowledge of the plaintiff, Coursera disclosed the video viewing history and certain other information of the plaintiff to a third-party company and made similar disclosures without the knowledge or consent of other unidentified users. The plaintiff seeks monetary damages for certain violations under the VPPA, including interest and reasonable attorney’s fees. In January 2024, the Company filed a motion to dismiss, which is pending before the Court. Given the procedural posture and the nature of such litigation matter, it is not possible to reasonably estimate the probability that we will ultimately prevail or be held liable for the violations alleged in this complaint, nor is it possible to reasonably estimate the loss, if any, or range of loss that could result from this matter. We dispute the claims and intend to vigorously defend against them.

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
10.    REDEEMABLE CONVERTIBLE PREFERRED STOCK
Upon the closing of our IPO, all outstanding shares of our redeemable convertible preferred stock automatically converted into 75,305,400 shares of common stock on a one-for-one basis. As of December 31, 2023 and 2022, there were no shares of redeemable convertible preferred stock issued and outstanding.
11.    STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock

In connection with the IPO, we authorized the issuance of 10,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share, with rights and preferences, including voting rights, to be designated from time to time by the board of directors. As of December 31, 2023, there were no shares of preferred stock issued or outstanding.
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
We funded share repurchases under the Repurchase Program with our existing cash and cash equivalents. During the year ended December 31, 2023, we repurchased an aggregate of 4,829,803 shares of our common stock for $58.5 million pursuant to a Rule 10b5-1 trading plan. As of December 31, 2023, we had $36.6 million, excluding commissions, remaining under the Repurchase Program, which has no expiration date and will continue unless otherwise suspended or discontinued.
12.    EMPLOYEE BENEFIT PLANS
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

In February 2021, we adopted the 2021 Stock Incentive Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on March 30, 2021 when the registration statement for the IPO was declared effective (collectively, the 2021 Plan, the ESPP, and the Predecessor Plans are referred to as the “Plans”). The 2021 Plan provides for the granting of incentive and non-statutory stock options, RSUs and other equity-based awards. Pursuant to the ESPP, eligible employees may purchase shares of common stock through payroll deductions at 85 percent of the lower of the market price of our common stock on the date of commencement of the applicable offering period or on the last day of each six-month purchase period. The offering periods start on the first trading day on or after May 11 and November 11 of each year, except for the first offering period, which commenced on the IPO effective date, or March 30, 2021, and ended on May 10, 2023.
As of December 31, 2023, 12,605,201 shares and 4,307,884 shares of our common stock were reserved for issuance under the 2021 Plan and ESPP.
Under the ESPP, if the closing market price of our common stock on the offering date of a new offering falls below the closing market price of our common stock on the offering date of an ongoing offering, the ongoing offering terminates immediately following the settlement of ESPP Rights shares on the purchase date. Participants in the terminated offering are automatically enrolled in the new offering (an “ESPP Rights Reset”), triggering a revaluation of stock-based compensation expense and a modification charge to be recognized ratably over the new offering period if the revalued expense is greater than the original expense. During the years ended December 31, 2023 and 2022, we had ESPP Rights Resets that resulted in modification charges of $3,119 and $9,047, which are being recognized ratably over the new offering periods.
Stock Options
We may grant stock options at prices not less than the grant date fair value. These stock options generally expire 10 years from the grant date. Incentive stock options and non-statutory stock options generally vest ratably over a four-year service period.
Stock option activity under the Plans for the year ended December 31, 2023 was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balance—December 31, 2022	18,153,195	$6.07	5.41	$120,289
Granted	454,626	14.72
Exercised	(6,621,448)	4.13
Canceled	(821,235)	13.41
Balance—December 31, 2023	11,165,138	$7.03	5.22	$142,444
Options vested	9,462,200	$5.70	4.74	$131,590
Aggregate intrinsic value represents the difference between the exercise price of the stock options and the fair value of our common stock. The aggregate intrinsic value of stock options exercised was $72,649, $57,311, and $296,635 for the years ended December 31, 2023, 2022, and 2021. The weighted-average grant date fair value of options granted for the years ended December 31, 2023, 2022, and 2021 was $8.41, $7.26, and $16.23.
RSUs
RSUs grants have a service-based vesting condition, which is satisfied generally either (i) over four years with a 25% cliff vesting period after one year and 6.25% vesting each quarter thereafter for new hires, or (ii) over four years with 6.25% vesting each quarter for new grants to existing employees. The related stock-based compensation expense is recognized on a straight-line basis over the requisite service period.

RSU activity under the Plans for the year ended December 31, 2023 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested balance—December 31, 2022	22,773,053	$17.75	$269,779
Granted	7,335,245	12.41
Vested	(8,449,866)	17.73
Forfeited	(3,297,386)	19.91
Unvested balance—December 31, 2023	18,361,046	$15.24	$355,653
The aggregate fair value of RSUs that vested was $130,891, $29,966, and $18,767 for the years ended December 31, 2023, 2022, and 2021.
Stock-Based Compensation Expense
A summary of the weighted-average assumptions we utilized to record stock-based compensation expense for stock options granted is as follows:

	Year Ended December 31,
	2023	2022	2021
Fair value of common stock	$14.72	$12.80	$29.99
Risk-free interest rate	3.7%	3.1%	1.3%
Expected term (in years)	6.1	6.1	6.2
Expected volatility	57.3%	57.7%	57.1%
Dividend yield	—%	—%	—%
The following table summarizes the assumptions used in estimating the fair value of ESPP Rights:

Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	3.9% - 5.5%	1.4% - 4.6%	0.0% - 0.5%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	39.2% - 61.0%	59.4% - 76.5%	48.3% - 61.9%
Dividend yield	—%	—%	—%
Stock-based compensation expense is classified in the Consolidated Statements of Operations as follows:

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$2,593	$3,089	$2,092
Research and development	49,931	48,779	42,783
Sales and marketing	31,299	30,092	25,992
General and administrative	31,352	28,703	20,316
Restructuring related charges	(5,605)	122	—
Total	$109,570	$110,785	$91,183
We capitalized $7,055, $5,407, and $4,890 of stock-based compensation related to our internal-use software during the years ended December 31, 2023, 2022, and 2021.

As of December 31, 2023, there was a total of $14,626 unrecognized employee compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 1.9 years. In addition, as of December 31, 2023, total unrecognized compensation cost related to unvested RSUs was $230,963, which is expected to be recognized over a weighted-average period of approximately 2.5 years. Total unrecognized stock-based compensation cost related to ESPP Rights as of December 31, 2023 was $7,330, which is expected to be recognized over a weighted-average period of approximately 1.0 years.
Income tax benefits recognized from stock-based compensation expense for the years ended December 31, 2023, 2022, and 2021 were $753, $835, and $821 due to cumulative losses and valuation allowances.
For the years ended December 31, 2023, 2022, and 2021, income tax benefits realized related to stock-based awards vested and exercised were $1,326, $387, and $968 due to cumulative losses and valuation allowances.
Common Stock Reserved for Issuance
Our common stock reserved for future issuance was as follows:

	December 31, 2023	December 31, 2022
Stock options outstanding	11,165,138	18,153,195
RSUs outstanding	18,361,046	22,773,053
Shares available for future grants	16,913,085	8,819,998
Total shares of common stock reserved	46,439,269	49,746,246
401(k) Plan
We have a 401(k) savings plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer-matching contribution. We made matching contributions of $1,710 and $1,791 to the 401(k) Plan for the years ended December 31, 2023 and 2022. No matching contributions were made during the year ended December 31, 2021.
13. RELATED PARTY TRANSACTIONS
We have a content sourcing agreement with DeepLearning.AI Corp (“DeepLearning.AI”), which was entered into in the normal course of business and under standard terms. Dr. Andrew Ng, one of our co-founders and Chairman of our board of directors owns DeepLearning.AI. Content fees earned by DeepLearning.AI during the years ended December 31, 2023, 2022, and 2021 were $7,401, $5,679, and $6,558, and were recorded within cost of revenue in the Consolidated Statements of Operations. As of December 31, 2023 and 2022, outstanding educator partner payables related to this content sourcing agreement were $3,895 and $1,223.
14. SEGMENT AND GEOGRAPHIC INFORMATION
Segment Information
Our chief operating decision maker (“CODM”) is our Chief Executive Officer. For the purposes of allocating resources and assessing performance, the CODM examines three segments which are our three revenue sources: Consumer, Enterprise, and Degrees. This is also consistent with how we disaggregate revenue.
The Consumer segment targets individual learners seeking to obtain hands-on learning, gain valuable job skills, receive professional-level certifications, and otherwise increase their knowledge to start or advance their careers. The Enterprise segment is focused on serving businesses, governmental organizations, and academic institutions by providing an online platform with access to job-relevant educational content enabling them to train, upskill, and reskill their employees, citizens, and students, faculty, and staff, respectively. The Degrees segment is primarily engaged in partnering with universities to deliver fully online bachelor’s and master’s degrees. The CODM measures the performance of each segment primarily based on its revenue and gross profit.

Segment gross profit, as presented below, is defined as segment revenue less certain costs of revenue that represent content costs paid to educator partners. Content costs only apply to the Consumer and Enterprise segments as there is no content cost attributable to the Degrees segment. Content costs are considered significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment gross profit. Expenses other than content costs included in cost of revenue are not allocated to segments because they are managed on an enterprise-wide basis. These unallocated costs include platform and support costs, stock-based compensation expense, and amortization of intangible assets and internal-use software. In addition, we do not allocate sales and marketing expenses, research and development expenses, and general and administrative expenses because the CODM does not consider this information in the measurement of each segment's performance. While we have three segments, our technology and operating platforms support the entire organization.
The CODM does not use segment-level asset information to assess performance and make decisions regarding resource allocation, and we do not track our long-lived assets by segment. The geographic identification of these assets is set forth below.
Financial information for each reportable segment was as follows:

	Year Ended December 31,
	2023	2022	2021
Revenue
Consumer	$365,221	$295,583	$246,187
Enterprise	219,542	181,284	120,429
Degrees	51,001	46,889	48,671
Total revenue	$635,764	$523,756	$415,287

Segment gross profit
Consumer	$193,001	$214,305	$161,510
Enterprise	150,384	126,573	81,253
Degrees	51,001	46,889	48,671
Total segment gross profit	$394,386	$387,767	$291,434

Reconciliation of segment gross profit to gross profit
Platform and support costs	$42,134	$37,471	$28,014
Stock-based compensation expense	2,593	3,089	2,092
Amortization of internal-use software	16,894	13,128	9,675
Amortization of intangible assets	2,994	2,600	2,184
Total reconciling items	64,615	56,288	41,965
Gross profit	$329,771	$331,479	$249,469

Geographic Information
Revenue
The following table summarizes the revenue by region based on the billing address of our customers:

	Year Ended December 31,
	2023	2022	2021
United States	$340,672	$276,011	$210,513
Europe, Middle East, and Africa	153,037	130,607	112,643
Asia Pacific	82,331	68,943	54,763
Other	59,724	48,195	37,368
Total	$635,764	$523,756	$415,287
No single country other than the United States represented 10% or more of our total revenue during the years ended December 31, 2023, 2022, and 2021.
Long-lived Assets
The following table presents our long-lived assets, consisting of property, equipment, and software, net of depreciation and amortization, and operating lease ROU assets, by geographic region:

	December 31, 2023	December 31, 2022
United States	$34,047	$35,457
Rest of World	1,100	1,244
Total	$35,147	$36,701
15.    RESTRUCTURING RELATED CHARGES
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
As a result of this reduction, we recognized restructuring related charges, within operating expenses, of $10.1 million mainly related to personnel expenses, such as employee severance and benefits costs during the year ended December 31, 2022. Related cash payments of $5.1 million and $4.8 million were made in the years ended December 31, 2023 and 2022 and reflected as cash used in operating activities in our Consolidated Statements of Cash Flows. We recognized a reversal of stock-based compensation expense of approximately $5.6 million during the year ended December 31, 2023, resulting from the forfeiture of RSUs and stock options. All expenses relating to this restructuring were paid as of December 31, 2023.
In January 2024, we implemented a plan to restructure our Enterprise segment sales force and expect to recognize incremental operating expenses, related to the restructuring, of $2 million to $3 million during the three months ended March 31, 2024, substantially all of which will be paid within the quarter.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of December 31, 2023 at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023. Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2023, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2023, the following director and officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted a Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K, for the sale of our common stock. Shares in each 10b5-1 trading arrangement that are subject to restricted stock units (“RSUs”) and stock options may only be traded following satisfaction of applicable vesting requirements. In addition, because of pricing (such as future share price targets) and timing conditions in each 10b5-1 trading arrangement, it is not yet determinable how many shares actually will be sold under each plan prior to its expiration date.
On November 8, 2023, Sabrina L. Simmons, a director, entered into a Rule 10b5-1 trading arrangement that provides for the sale of up to 8,093 shares subject to the vesting of RSUs. This trading arrangement is scheduled to expire on June 3, 2024.
On November 22, 2023, Leah Belsky, Senior Vice President and Chief Revenue Officer, entered into a Rule 10b5-1 trading arrangement that provides for the sale of up to (i) 25,000 shares of our common stock, (ii) the net shares (not yet determinable) after shares are withheld to satisfy tax obligations subject to the vesting of up to 308,098 RSUs, and (iii) 30,000 shares subject to the vesting of stock options (which includes shares to be sold to pay the exercise price and tax withholding obligations). This trading arrangement is scheduled to expire on November 22, 2024.
These Rule 10b5-1 trading arrangements were entered into in writing during an open trading window and are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and our policies regarding transactions in our securities.
During the three months ended December 31, 2023, no other directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.
Item 9C. Disclosures Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this Item (other than the information set forth in the next paragraph) will be included in our definitive proxy statement for our 2024 annual meeting of stockholders, or our 2024 Proxy Statement, to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this Item will be included in our 2024 Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023 and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in our 2024 Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023 and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in our 2024 Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023 and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be included in our 2024 Proxy Statement to be filed within 120 days after the end of our fiscal year ended December 31, 2023 and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statements Schedules
The following documents are filed as part of this Annual Report on Form 10-K:
1.Financial Statements
See Index to Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data.”
2.Financial Statement Schedules
Schedules not listed above have been omitted because they are not required, not applicable, or the required information is otherwise included.
3.Exhibits
The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference as indicated. Each management contract or compensatory plan or arrangement required to be filed has been identified.

Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation, as amended and as currently in effect.	10-Q	001-40275	3.1	8/13/2021
3.2	Amended and Restated Bylaws, as amended and as currently in effect.	10-Q	001-40275	3.2	8/13/2021
4.1	Form of Common Stock Certificate.	S-1	333-253932	4.1	3/5/2021
4.2	Description of Capital Stock.	10-K	001-40275	4.2	3/3/2022
10.1	Lease by and between Coursera, Inc. and SFERS Real Estate Corp. U, dated as of October 31, 2001, as amended.	S-1	333-253932	10.1	3/5/2021
10.2+	Form of Indemnification Agreement between Coursera, Inc. and its directors and officers.	S-1	333-253932	10.2	3/5/2021
10.3+	Coursera, Inc. 2014 Executive Stock Incentive Plan, as amended, and Forms of Stock Option Agreement, Option Exercise Agreement, and Restricted Stock Award Agreement thereunder.	S-1	333-253932	10.3	3/5/2021
10.4+	Coursera, Inc Stock Incentive Plan, as amended and restated, and Forms of Stock Option Agreement, Stock Exercise Agreement, and Restricted Stock Unit Agreement thereafter.	S-1	333-253932	10.4	3/5/2021
10.5+	Coursera, Inc. 2021 Stock Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise, Stock Option Grant Notice, Restricted Stock Unit Agreement, and Restricted Stock Agreement thereunder.	10-Q	001-40275	10.1	5/11/2021
10.6+	Coursera, Inc. 2021 Employee Stock Purchase Plan.	10-Q	001-40275	10.2	5/11/2021
10.7+	Offer Letter between Coursera, Inc. and Jeffrey N. Maggioncalda, dated June 1, 2017.	S-1	333-253932	10.7	3/5/2021
10.8+	Offer Letter between Coursera, Inc. and Kenneth R. Hahn, dated April 27, 2020.	S-1	333-253932	10.8	3/5/2021
10.9+	Offer Letter between Coursera, Inc. and Leah F. Belsky, dated July 1, 2018.	S-1	333-253932	10.10	3/5/2021
10.10+	Offer Letter between Coursera, Inc. and Anne T. Cappel, dated October 19, 2017.	S-1	333-253932	10.11	3/5/2021
10.11+	Offer Letter between Coursera, Inc. and Shravan K. Goli, dated March 29, 2018.	S-1	333-253932	10.13	3/5/2021
10.12+	Offer Letter between Coursera, Inc. and Richard J. Jacquet, Jr., dated December 27, 2018.	S-1	333-253932	10.15	3/5/2021
10.13	Online Course Hosting and Services Agreement by and between DeepLearning.AI. Corp. and Coursera, Inc., dated October 1, 2020.	S-1	333-253932	10.18	3/5/2021

10.14	Consultant and Proprietary Information Nondisclosure Agreement between Coursera, Inc. and Andrew Y. Ng, dated June 1, 2014.	S-1	333-253932	10.19	3/5/2021
10.15+	Coursera, Inc. Amended and Restated Executive Severance Plan.	10-Q	001-40275	10.2	5/6/2022
10.16	Amended and Restated Investors’ Rights Agreement by and among Coursera, Inc., Future Fund Investment Company No. 4 Pty Ltd., and the investors listed therein, dated July 7, 2020.	S-1	333-253932	10.21	3/5/2021
10.17+	Amended and Restated Non-Employee Director Compensation Policy of the Board of Directors of Coursera, Inc.	10-K	001-40275	10.17	2/23/2023
10.18+	Offer Letter between Coursera, Inc. and Michele M. Meyers, dated February 9, 2022.	10-Q	001-40275	10.1	5/6/2022
10.19+	Offer Letter between Coursera, Inc. and Alan B. Cardenas dated April 4, 2023.
21.1	List of Subsidiaries of Coursera, Inc.
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
24.1	Power of Attorney (included on signature page)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Coursera, Inc. Senior Executive Compensation Recoupment Policy.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
_____________________________________________
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

COURSERA, INC.

Date: February 22, 2024	By:	/s/ Jeffrey N. Maggioncalda
Jeffrey N. Maggioncalda
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: February 22, 2024	By:	/s/ Kenneth R. Hahn
Kenneth R. Hahn
Senior Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

Date: February 22, 2024	By:	/s/ Michele M. Meyers
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

Signature	Title	Date
/s/ Jeffrey N. Maggioncalda	President, Chief Executive Officer, and Director	February 22, 2024
Jeffrey N. Maggioncalda	(Principal Executive Officer)

/s/ Kenneth R. Hahn	Senior Vice President, Chief Financial Officer, and Treasurer	February 22, 2024
Kenneth R. Hahn	(Principal Financial Officer)

/s/ Michele M. Meyers	Vice President, Accounting and Chief Accounting Officer	February 22, 2024
Michele M. Meyers	(Principal Accounting Officer)

/s/ Andrew Y. Ng	Chairman	February 22, 2024
Andrew Y. Ng

/s/ Carmen Chang	Director	February 22, 2024
Carmen Chang

/s/ Amanda M. Clark	Director	February 22, 2024
Amanda M. Clark

/s/ Christopher D. McCarthy	Director	February 22, 2024
Christopher D. McCarthy

/s/ Theodore R. Mitchell	Director	February 22, 2024
Theodore R. Mitchell

/s/ Susan W. Muigai	Director	February 22, 2024
Susan W. Muigai

/s/ Scott D. Sandell	Director	February 22, 2024
Scott D. Sandell

/s/ Sabrina L. Simmons	Director	February 22, 2024
Sabrina L. Simmons