Form 10-Q
period 2024-03-31
Coursera, Inc.
filed 2024-05-02
CIK 1651562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 25, 2024, the registrant had 156,111,926 shares of common stock, $0.00001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2024	December 31, 2023

Assets
Current assets:
Cash and cash equivalents	$725,363	$656,321
Marketable securities	—	65,746
Accounts receivable, net of allowance for credit losses of $589 and $133 as of March 31, 2024 and December 31, 2023	58,254	67,418
Deferred costs, net	25,201	26,387
Prepaid expenses and other current assets	24,429	16,614
Total current assets	833,247	832,486
Property, equipment, and software, net	31,109	30,408
Operating lease right-of-use assets	3,206	4,739
Intangible assets, net	12,610	11,720
Other assets	36,131	41,180
Total assets	$916,303	$920,533
Liabilities and Stockholders’ Equity
Current liabilities:
Educator partners payable	$103,258	$101,041
Other accounts payable and accrued expenses	20,401	23,456
Accrued compensation and benefits	18,320	22,281
Operating lease liabilities, current	4,365	6,557
Deferred revenue, current	148,382	137,229
Other current liabilities	7,861	7,696
Total current liabilities	302,587	298,260
Operating lease liabilities, non-current	—	39
Deferred revenue, non-current	2,177	2,861
Other liabilities	2,425	3,179
Total liabilities	307,189	304,339
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized and no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value—300,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 165,168,002 shares issued and 157,158,478 shares outstanding as of March 31, 2024, and 162,898,279 shares issued and 155,320,538 shares outstanding as of December 31, 2023	2	2
Additional paid-in capital	1,480,238	1,459,964
Treasury stock, at cost— 8,009,524 and 7,577,741 shares as of March 31, 2024 and December 31, 2023	(69,193)	(63,154)
Accumulated other comprehensive income	—	59
Accumulated deficit	(801,933)	(780,677)
Total stockholders’ equity	609,114	616,194
Total liabilities and stockholders’ equity	$916,303	$920,533
See notes to Condensed Consolidated Financial Statements (Unaudited).

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$169,068	$147,642
Cost of revenue	79,571	70,174
Gross profit	89,497	77,468
Operating expenses:
Research and development	34,610	43,809
Sales and marketing	57,585	52,872
General and administrative	24,943	25,523
Restructuring related charges	2,101	(5,659)
Total operating expenses	119,239	116,545
Loss from operations	(29,742)	(39,077)
Interest income, net	9,583	8,037
Other (expense) income, net	(285)	102
Loss before income taxes	(20,444)	(30,938)
Income tax expense	812	1,426
Net loss	$(21,256)	$(32,364)
Net loss per share—basic and diluted	$(0.14)	$(0.22)
Weighted average shares used in computing net loss per share—basic and diluted	156,379,409	148,974,454
See notes to Condensed Consolidated Financial Statements (Unaudited).

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(21,256)	$(32,364)
Change in unrealized (loss) gain on marketable securities, net of tax	(59)	433
Comprehensive loss	$(21,315)	$(31,931)
See notes to Condensed Consolidated Financial Statements (Unaudited).

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance—December 31, 2023	162,898,279	$2	$1,459,964	(7,577,741)	$(63,154)	$59	$(780,677)	$616,194
Exercise of stock options	1,202,043	—	4,097	—	—	—	—	4,097
Vesting of restricted stock units, net of tax withholdings	1,063,315	—	(13,514)	—	—	—	—	(13,514)
Repurchases of common stock	—	—	—	(431,783)	(6,039)	—	—	(6,039)
Issuance of restricted stock awards	4,365	—	—	—	—	—	—	—
Stock-based compensation	—	—	29,691	—	—	—	—	29,691
Other comprehensive loss	—	—	—	—	—	(59)	—	(59)
Net loss	—	—	—	—	—	—	(21,256)	(21,256)
Balance—March 31, 2024	165,168,002	$2	$1,480,238	(8,009,524)	$(69,193)	$—	$(801,933)	$609,114

Balance—December 31, 2022	150,683,607	$1	$1,364,116	(2,747,938)	$(4,701)	$(718)	$(664,123)	$694,575
Exercise of stock options	1,098,467	—	5,354	—	—	—	—	5,354
Vesting of restricted stock units, net of tax withholdings	1,143,257	—	(13,036)	—	—	—	—	(13,036)
Issuance of restricted stock awards	6,805	—	—	—	—	—	—	—
Stock-based compensation	—	—	26,053	—	—	—	—	26,053
Other comprehensive income	—	—	—	—	—	433	—	433
Net loss	—	—	—	—	—	—	(32,364)	(32,364)
Balance—March 31, 2023	152,932,136	$1	$1,382,487	(2,747,938)	$(4,701)	$(285)	$(696,487)	$681,015
See notes to Condensed Consolidated Financial Statements (Unaudited).

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(21,256)	$(32,364)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,356	5,511
Stock-based compensation expense	27,857	24,742
Accretion of marketable securities	(235)	(5,016)
Impairment of long-lived assets	—	535
Other	635	96
Changes in operating assets and liabilities:
Accounts receivable, net	8,456	(14,585)
Prepaid expenses and other assets	(1,586)	(5,396)
Operating lease right-of-use assets	1,533	1,197
Accounts payable and accrued expenses	(594)	19,440
Accrued compensation and other liabilities	(4,954)	(2,476)
Operating lease liabilities	(2,231)	(2,376)
Deferred revenue	10,469	15,384
Net cash provided by operating activities	24,450	4,692
Cash flows from investing activities:
Purchases of marketable securities	—	(121,756)
Proceeds from maturities of marketable securities	66,000	75,000
Purchases of property, equipment, and software	(134)	(298)
Capitalized internal-use software costs	(4,070)	(2,862)
Purchases of content assets	(2,153)	(624)
Net cash provided by (used in) investing activities	59,643	(50,540)
Cash flows from financing activities:
Proceeds from exercise of stock options	4,097	5,354
Payments for repurchases of common stock	(5,634)	—
Payments for tax withholding on vesting of restricted stock units	(13,514)	(13,036)
Net cash used in financing activities	(15,051)	(7,682)
Net increase (decrease) in cash, cash equivalents, and restricted cash	69,042	(53,530)
Cash, cash equivalents, and restricted cash—Beginning of period	658,086	322,878
Cash, cash equivalents, and restricted cash—End of period	$727,128	$269,348

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$1,088	$1,108
Supplemental disclosure of noncash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$1,834	$1,311
Unpaid purchases of content assets	$1,077	$478
Unsettled repurchases of common stock	$405	$—
See notes to Condensed Consolidated Financial Statements (Unaudited).

COURSERA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
1.    BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) of Coursera, Inc., a Delaware public benefit corporation, and its subsidiaries (“Coursera,” the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These Condensed Consolidated Financial Statements (Unaudited) have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of our financial information. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period or for any other future year.
These Condensed Consolidated Financial Statements (Unaudited) should be read in conjunction with the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 22, 2024 (“Form 10-K”).
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
Use of Estimates
The preparation of the Condensed Consolidated Financial Statements (Unaudited) in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and related disclosures as of the date of the Condensed Consolidated Financial Statements (Unaudited), as well as the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience, current conditions, and various other factors that we believe to be reasonable under the circumstances. Significant items subject to such estimates, judgments, and assumptions include, but are not limited to, those related to the determination of principal versus agent and variable consideration in our revenue contracts; stock-based compensation expense; period of benefit for capitalized commissions; internal-use software costs; useful lives of long-lived assets; the carrying value of operating lease right-of-use assets; the valuation of intangible assets; and income tax expense, including the valuation of deferred tax assets and liabilities, among others. Actual results could differ from those estimates, and any such differences could be material to our Condensed Consolidated Financial Statements (Unaudited).

Summary of Significant Accounting Policies
There have been no significant changes to our significant accounting policies as of and for the three months ended March 31, 2024 as compared to the significant accounting policies described in our Form 10-K.
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
For the purpose of assessing the concentration of credit risk with respect to accounts receivable and significant customers, we treat a group of customers under common control or customers that are affiliates of each other as a single customer. For the three months ended March 31, 2024 and 2023, we did not have any customers that accounted for more than 10% of our revenue. As of March 31, 2024, we did not have any customers that accounted for more than 10% of our net accounts receivable balance.
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
Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and certain other segment items on an interim and annual basis if they are regularly provided to the chief operating decision maker (“CODM”). This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. We expect that the adoption of ASU 2023-07 will not have a material impact on our Condensed Consolidated Financial Statements (Unaudited) and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities on an annual basis to disclose (1) specific categories in the tax rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis, though retrospective application is permitted. We are currently evaluating whether the adoption of ASU 2023-09 will have a material impact on our Condensed Consolidated Financial Statements (Unaudited) and related disclosures.

3.    REVENUE RECOGNITION
Contract Balances
Contract assets and liabilities were as follows:

	March 31, 2024	December 31, 2023	January 1, 2023
Contract assets:
Billed accounts receivable, net of allowance for credit losses	$48,911	$62,407	$45,337
Unbilled accounts receivable	9,343	5,011	8,397
Total contract assets	$58,254	$67,418	$53,734
Contract liabilities:
Deferred revenue	$150,559	$140,089	$118,777
Total contract liabilities	$150,559	$140,089	$118,777
Revenue recognized during the three months ended March 31, 2024 and 2023 that was included in the corresponding deferred revenue balance at the beginning of each year was $70,258 and $58,733.
Remaining Performance Obligations
Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue in the Condensed Consolidated Balance Sheets (Unaudited) and unbilled amounts that will be recognized as revenue in future periods. As of March 31, 2024, we had remaining performance obligations of $300,341 and expect to recognize approximately 70% as revenue over the next 12 months and the remainder thereafter.
Costs to Obtain and Fulfill Contracts
The following table presents our capitalization and amortization of commissions and related payroll tax expenditures recorded within sales and marketing in the Condensed Consolidated Financial Statements (Unaudited):

	Three Months Ended March 31,
Commissions and related payroll tax expenditures:	2024	2023
Capitalization	$1,273	$2,972
Amortization	$3,649	$2,681
Deferred commissions and related payroll tax expenditures included in deferred costs and in other assets were as follows:

	March 31, 2024	December 31, 2023
Deferred costs, net	$12,646	$13,168
Other assets	$13,507	$15,361
No impairment losses were recognized during the three months ended March 31, 2024 and 2023.

4.    INVESTMENTS
Investments Measured at Fair Value on a Recurring Basis
The following table summarizes our investments measured at fair value on a recurring basis by balance sheet classification and investment type:

	March 31, 2024				December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value - Level 1	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value - Level 1
Cash equivalents—money market funds	$192,010	$—	$—	$192,010	$186,396	$—	$—	$186,396
Cash equivalents—U.S. Treasury securities	509,356	—	—	509,356	448,447	78	—	448,525
Total cash equivalents	701,366	—	—	701,366	634,843	78	—	634,921
Marketable securities—U.S. Treasury securities	—	—	—	—	65,765	—	(19)	65,746
Total	$701,366	$—	$—	$701,366	$700,608	$78	$(19)	$700,667
Gross realized gains and losses related to our cash equivalents and marketable securities were not material for the three months ended March 31, 2024 and 2023.
The following table presents the cost basis and fair value of our available-for-sale (“AFS”) marketable securities by contractual maturity date:

	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$65,765	$65,746
Investments in an unrealized loss position consisted of the following:

	March 31, 2024		December 31, 2023
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$—	$—	$65,746	$(19)
As of December 31, 2023, our AFS marketable securities were comprised of U.S. Treasury securities, which are backed by the full faith and credit of the U.S. government. There were no credit or non-credit impairment losses recorded during the three months ended March 31, 2024 and 2023.
Investments Measured at Fair Value on a Nonrecurring Basis
Our existing equity investments are remeasured at fair value on a nonrecurring basis when an identifiable event or change in circumstance may have a significant adverse impact on its fair value. No such events or changes occurred during the three months ended March 31, 2024 and 2023.

5.    CONSOLIDATED BALANCE SHEET COMPONENTS
Restricted Cash
The reconciliation of cash, cash equivalents, and restricted cash was as follows:

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$725,363	$656,321
Restricted cash, current	1,574	—
Restricted cash, non-current	191	1,765
Total cash, cash equivalents, and restricted cash	$727,128	$658,086
Property, Equipment, and Software, Net
Property, equipment, and software, net consisted of the following:

	March 31, 2024	December 31, 2023
Internal-use software and website development	$79,763	$73,881
Computer equipment and purchased software	4,527	4,405
Leasehold improvements	6,923	6,923
Furniture and fixtures	2,757	2,757
Total property, equipment, and software	93,970	87,966
Less accumulated depreciation and amortization	(62,861)	(57,558)
Property, equipment, and software, net	$31,109	$30,408
The following table presents depreciation and amortization expense related to property, equipment, and software as well as the portion of amortization expense related to internal-use software and website development that is recorded within cost of revenue in the Condensed Consolidated Statements of Operations (Unaudited):

	Three Months Ended March 31,
	2024	2023
Depreciation and amortization expense	$5,326	$4,822
Amortization expense for internal-use software and website development	4,786	4,221
Intangible Assets, Net
Intangible assets, net consisted of the following:

	March 31, 2024			December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Content assets	$14,901	$(4,237)	$10,664	$12,982	$(3,558)	$9,424
Developed technology	8,446	(6,500)	1,946	8,446	(6,150)	2,296
Intangible assets	$23,347	$(10,737)	$12,610	$21,428	$(9,708)	$11,720
Capitalization of content assets and amortization expense for intangible assets was as follows:

	Three Months Ended March 31,
	2024	2023
Capitalization of content assets	$1,920	$606
Amortization expense for intangible assets	$1,030	$689

As of March 31, 2024, future expected amortization expense for intangible assets was as follows:

Remainder of 2024	$3,514
2025	4,253
2026	1,965
2027	1,470
2028	1,172
Thereafter	236
Total	$12,610
6.    LEASES
We have entered into various non-cancelable office space operating leases with lease periods expiring through April 2025. These leases do not contain residual value guarantees, covenants, or other restrictions.
In May 2022, we entered into an agreement to sublease a portion of our existing office space in Mountain View, California. The sublease is classified as an operating lease. The term commenced on June 1, 2022 and terminates on October 31, 2024. Sublease income from this agreement was $680 for the three months ended March 31, 2024 and 2023.
7.    INCOME TAXES
Income tax expense or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, we update the estimate of the annual effective tax rate, and if the estimated tax rate changes, we record a cumulative adjustment.
Our effective tax rate for the three months ended March 31, 2024 and 2023 was (4.0%) and (4.6%). The difference between the effective tax rate and the U.S. federal statutory rate is primarily due to a valuation allowance for our federal and state net deferred tax assets, income taxes on foreign operations, U.S. state income taxes, and stock-based compensation expense.
As of March 31, 2024, we continued to have a full valuation allowance against our U.S. federal and state deferred tax assets. Management regularly evaluates the realizability of our deferred tax assets. Adjustments are recorded to income during the period in which management makes the determination a deferred tax asset is more likely than not to be realized.
8.    NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(21,256)	$(32,364)
Denominator:
Weighted-average shares used in computing net loss per share—basic and diluted	156,379,409	148,974,454
Net loss per share—basic and diluted	$(0.14)	$(0.22)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Common stock options	9,927,369	17,013,403
Restricted stock units (“RSUs”)	21,203,139	24,487,480
Performance stock units (“PSUs”)	300,416	—
ESPP stock purchase rights (“ESPP Rights”)	377,817	324,358
Shares subject to repurchase	4,365	—
Total	31,813,106	41,825,241
9.    COMMITMENTS AND CONTINGENCIES
Purchase Obligations
Our purchase obligations primarily relate to a third-party cloud infrastructure agreement, subscription arrangements, and service agreements used to facilitate our operations. As of March 31, 2024, we had approximately $20,254 of future minimum payments under our non-cancelable purchase obligations with a remaining term in excess of one year, which are expected to be paid through 2026.
Legal Proceedings
From time to time, we may be subject to legal proceedings, as well as demands, claims, and threatened litigation. The outcomes of legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties, and could be material to our operating results and cash flows for a particular period. Regardless of the outcome, litigation can have an adverse impact on our business because of defense and settlement costs, diversion of management resources, and other factors. Other than the matters described below, we are not currently party to any legal proceeding that we believe, as of the filing of this Quarterly Report on Form 10-Q, could have a material adverse effect on our business, operating results, cash flows, or financial condition should such litigation or claim be resolved unfavorably.
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
We funded share repurchases under the Repurchase Program with our existing cash and cash equivalents. During the three months ended March 31, 2024, we repurchased an aggregate of 431,783 shares of our common stock for $6.0 million pursuant to a Rule 10b5-1 trading plan. As of March 31, 2024, we had $30.6 million, excluding commissions, remaining under the Repurchase Program, which has no expiration date and will continue unless otherwise suspended or discontinued.
In April 2024, we repurchased an aggregate of 1,135,280 shares of our common stock for $15.7 million pursuant to a Rule 10b5-1 trading plan and have $14.9 million, excluding commissions, remaining under the Repurchase Program as of the date of this filing.
11.    EMPLOYEE BENEFIT PLANS
Stock Incentive Plans
Our 2021 Stock Incentive Plan (the “2021 Plan”) provides for the granting of incentive and non-statutory stock options, RSUs, PSUs, and other equity-based awards. Pursuant to our 2021 Employee Stock Purchase Plan (the “ESPP”), eligible employees may purchase shares of our common stock through payroll deductions at 85% percent of the lower of the market price of our common stock on the date of commencement of the applicable offering period or on the last day of each six-month purchase period.
As of March 31, 2024, 16,196,764 shares and 5,861,089 shares of our common stock were reserved for future issuance under the 2021 Plan and ESPP.

Stock Options
We may grant stock options at prices not less than the grant date fair value. These stock options generally expire 10 years from the grant date. Incentive stock options and non-statutory stock options generally vest ratably over a four-year service period.
Stock option activity for the three months ended March 31, 2024 was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balance—December 31, 2023	11,165,138	$7.03	5.22	$142,444
Granted	—	—
Exercised	(1,202,043)	3.41
Canceled	(35,726)	22.83
Balance—March 31, 2024	9,927,369	$7.42	5.22	$73,722
Options vested	8,631,076	$6.19	4.82	$71,929
RSUs and PSUs
RSU grants have a service-based vesting condition, which is satisfied generally either (i) over four years with a 25% cliff vesting period after one year and 6.25% vesting each quarter thereafter for new hires, or (ii) over four years with 6.25% vesting each quarter for new grants to existing employees. The related stock-based compensation expense is recognized on a straight-line basis over the requisite service period.
In March 2024, we granted PSUs to certain executives under the 2021 Plan. PSU grants have both performance and service-based vesting conditions. The ultimate number of units that will vest is determined based on the achievement of annual revenue against a pre-established target (with defined threshold and maximum amounts ranging from 50% to 150% of target). If annual revenue is below the threshold amount, none of the PSUs will vest. If annual revenue is equal to or exceeds the threshold amount, 25% of the PSUs ultimately granted will vest after one year, and the remaining PSUs will vest quarterly (6.25%) over the subsequent three years. The fair value of each unit is determined on the grant date, and the related stock-based compensation expense is recognized using the accelerated attribution method. We evaluate the vesting conditions on a quarterly basis and recognize stock-based compensation expense if the achievement of the performance condition is probable.
RSU and PSU activity for the three months ended March 31, 2024 was as follows:

	RSUs			PSUs
	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested balance—December 31, 2023	18,361,046	$15.24	$355,653	—	$—	$—
Granted(1)	5,126,617	14.44		300,416	14.36
Vested	(1,856,395)	16.25		—	—
Forfeited	(428,129)	16.52		—	—
Unvested balance—March 31, 2024	21,203,139	$14.93	$297,268	300,416	$14.36	$4,212

(1) For PSUs, the number of shares granted assumes the performance condition is achieved at the target level. The actual number of shares ultimately granted once the performance period is complete may range from 0% to 150% of the target amount.

Stock-Based Compensation Expense
Stock-based compensation expense is classified in the Condensed Consolidated Statements of Operations (Unaudited) as follows:

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$659	$877
Research and development	11,001	13,465
Sales and marketing	7,922	8,357
General and administrative	8,275	7,631
Restructuring related charges	—	(5,588)
Total	$27,857	$24,742
We capitalized $1,834 and $1,311 of stock-based compensation related to our internal-use software during the three months ended March 31, 2024 and 2023.
As of March 31, 2024, there was a total of $11,834 unrecognized employee compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 1.9 years. In addition, as of March 31, 2024, total unrecognized compensation cost related to unvested RSUs was $272,596, which is expected to be recognized over a weighted-average period of approximately 2.7 years, and total unrecognized compensation cost related to PSUs was $4,220, which is expected to be recognized over a weighted average period of approximately 2.1 years. Total unrecognized compensation cost related to ESPP Rights as of March 31, 2024 was $5,638, which is expected to be recognized over a weighted-average period of approximately 0.9 years.
Common Stock Reserved for Issuance
The following table presents total shares of our common stock reserved for future issuance:

	March 31, 2024	December 31, 2023
Stock options outstanding	9,927,369	11,165,138
RSUs outstanding	21,203,139	18,361,046
PSUs outstanding	300,416	—
Shares available for future grants	22,057,853	16,913,085
Total shares of common stock reserved	53,488,777	46,439,269
401(k) Plan
We have a 401(k) savings plan that provides for a discretionary employer-matching contribution. We made matching contributions of $854 and $856 to the plan for the three months ended March 31, 2024 and 2023.
12.    RELATED-PARTY TRANSACTIONS
We have a content sourcing agreement with DeepLearning.AI Corp (“DeepLearning.AI”), which was entered into in the normal course of business and under standard terms. Dr. Andrew Ng, one of our co-founders and Chairman of our board of directors owns DeepLearning.AI. Content fees earned by DeepLearning.AI during the three months ended March 31, 2024 and 2023 were $2,309 and $1,693, and were recorded within cost of revenue in the Condensed Consolidated Statements of Operations (Unaudited). As of March 31, 2024 and December 31, 2023, outstanding educator partner payables related to this content sourcing agreement were $2,309 and $3,895.

13.    SEGMENT AND GEOGRAPHIC INFORMATION
Segment Information
Our chief operating decision maker (“CODM”) is our Chief Executive Officer. For the purposes of allocating resources and assessing performance, the CODM examines three segments, which relate to our three revenue sources: Consumer, Enterprise, and Degrees. This is also consistent with how we disaggregate revenue.
Financial information for each reportable segment was as follows:

	Three Months Ended March 31,
Revenue	2024	2023
Consumer	$96,743	$82,029
Enterprise	57,494	52,173
Degrees	14,831	13,440
Total revenue	$169,068	$147,642

Segment gross profit
Consumer	$51,774	$44,617
Enterprise	39,130	34,970
Degrees	14,831	13,440
Total segment gross profit	$105,735	$93,027

Reconciliation of segment gross profit to gross profit
Platform and support costs	$9,763	$9,772
Stock-based compensation expense	659	877
Amortization of internal-use software	4,786	4,221
Amortization of intangible assets	1,030	689
Total reconciling items	16,238	15,559
Gross profit	$89,497	$77,468
Geographic Information
Revenue
The following table summarizes the revenue by region based on the billing address of our customers:

	Three Months Ended March 31,
	2024	2023
United States	$92,419	$78,509
Europe, Middle East, and Africa	39,149	37,007
Asia Pacific	21,080	18,598
Other	16,420	13,528
Total	$169,068	$147,642
No single country other than the United States represented 10% or more of our total revenue during the three months ended March 31, 2024 and 2023.

Long-lived assets
The following table presents our long-lived assets, consisting of property, equipment, and software, net of depreciation and amortization, and operating lease right-of-use assets, by geographic region:

	March 31, 2024	December 31, 2023
United States	$33,423	$34,047
Rest of World	892	1,100
Total	$34,315	$35,147
14.    RESTRUCTURING RELATED CHARGES
We have been reducing our expenses, focusing our efforts, and prioritizing investments in key initiatives that are expected to drive long-term, sustainable growth.
During the three months ended March 31, 2023 we recognized a reversal of stock-based compensation expense of approximately $5.6 million, resulting from the forfeiture of RSUs and stock options associated with our November 2022 global workforce reduction.
In January 2024, we implemented a plan to restructure our Enterprise segment sales force and recognized restructuring related charges of $2.1 million during the three months ended March 31, 2024. Related cash payments of $1.8 million were made during the same period and reflected as cash used in operating activities within our Condensed Consolidated Statements of Cash Flows (Unaudited). Remaining unpaid expenses relating to this restructuring are not material as of March 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following section discusses financial condition and results of operations of Coursera, Inc. and its subsidiaries (“Coursera,” the “Company,” “we,” “us,” or “our”) and should be read in conjunction with our Condensed Consolidated Financial Statements (Unaudited) and the related notes included in Item 1 of Part I of this report and together with our Consolidated Financial Statements and the related notes and the discussions under the heading “Management’s Discussions and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2023 included in our Form 10-K.
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
•our ability to expand our platform’s content and credentialing programs;
•our ability to manage or sustain our growth and to effectively expand our global customer base and operations;
•our ability to acquire new educator partners and expand program offerings with existing educator partners;
•our ability to acquire prospective learners and to affect or increase learner enrollment, revenue, and retention;
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
•our anticipated future capital requirements, including the availability of capital to grow our business;
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
As shifts in the digital economy are increasing the need for new skills, Coursera’s online learning offerings can meet this global demand and provide access to world-class education to learners, organizations, and institutions worldwide. We partner with over 325 leading global university and industry partners to create and distribute high-quality content that is modular, flexible, and affordable. As of March 31, 2024, approximately 148 million learners are registered on our platform to engage with a wide range of offerings from industry microcredentials, including entry-level Professional Certificates, to bachelor’s and master’s degree programs.
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
For the three months ended March 31, 2024 and 2023, we generated a net loss of $21.3 million and $32.4 million, which included stock-based compensation expense of $27.9 million and $24.7 million, and a net loss margin as a percentage of revenue of 13% and 22%.
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

Results of Operations
The following table summarizes our results of operations, which are not necessarily indicative of results to be expected for future periods.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenue	$169,068	$147,642
Cost of revenue(1)	79,571	70,174
Gross profit	89,497	77,468
Operating expenses:
Research and development(1)	34,610	43,809
Sales and marketing(1)	57,585	52,872
General and administrative(1)	24,943	25,523
Restructuring related charges(1)	2,101	(5,659)
Total operating expenses	119,239	116,545
Loss from operations	(29,742)	(39,077)
Other income, net:
Interest income, net	9,583	8,037
Other (expense) income, net	(285)	102
Loss before income taxes	(20,444)	(30,938)
Income tax expense	812	1,426
Net loss	$(21,256)	$(32,364)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cost of revenue	$659	$877
Research and development	11,001	13,465
Sales and marketing	7,922	8,357
General and administrative	8,275	7,631
Restructuring related charges	—	(5,588)
Total stock-based compensation expense	$27,857	$24,742

The following table summarizes our results of operations as a percentage of revenue:

	Three Months Ended March 31,
	2024	2023
Revenue	100%	100%
Cost of revenue	47	48
Gross profit	53	52
Operating expenses:
Research and development	21	30
Sales and marketing	34	36
General and administrative	15	17
Restructuring related charges	1	(5)
Total operating expenses	71	78
Loss from operations	(18)	(26)
Other income, net:
Interest income, net	6	5
Other (expense) income, net	—	—
Loss before income taxes	(12)	(21)
Income tax expense	1	1
Net loss	(13)%	(22)%
Comparison of the Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Revenue:
Consumer	$96,743	$82,029	$14,714	18%
Enterprise	57,494	52,173	5,321	10%
Degrees	14,831	13,440	1,391	10%
Total revenue	$169,068	$147,642	$21,426	15%
Revenue for the three months ended March 31, 2024 was $169.1 million compared to $147.6 million for the three months ended March 31, 2023. Revenue increased by $21.4 million, or 15%, compared to the three months ended March 31, 2023. The increase was primarily driven by a 20% increase in the average total number of registered learners resulting in more paid learners, an 18% increase in the average total number of Paid Enterprise Customers, and a 23% increase in the number of Degrees students.
For the three months ended March 31, 2024, total Consumer revenue increased by $14.7 million, or 18%, compared to the three months ended March 31, 2023. New learners that registered after March 31, 2023 contributed $41.6 million to total Consumer revenue of $96.7 million for the three months ended March 31, 2024. The remaining Consumer revenue in the three months ended March 31, 2024 of $55.1 million is attributable to learners that were registered on our platform as of March 31, 2023, thus retaining 67% of the revenue from those registered learners.
For the three months ended March 31, 2024, total Enterprise revenue increased by $5.3 million, or 10%, compared to the three months ended March 31, 2023 attributable to an increase in new customers. Acquisitions of new customers drove an increase of $9.7 million, offset by a $4.4 million decrease attributable to contraction of existing customer spend.

For the three months ended March 31, 2024, total Degrees revenue increased by $1.4 million, or 10%, compared to the three months ended March 31, 2023. The $1.4 million increase in revenue was primarily attributable to $3.1 million in revenue from an increase in the number of Degrees students, partially offset by a decrease of $1.7 million due to lower revenue per student resulting from student growth in lower priced regions.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Cost of revenue	$79,571	$70,174	$9,397	13%
Gross profit	$89,497	$77,468	$12,029	16%
Gross margin	53%	52%
Cost of revenue for the three months ended March 31, 2024 was $79.6 million compared to $70.2 million for the three months ended March 31, 2023. The primary driver for the increase was revenue growth that resulted in an increase of $8.7 million in costs related to educator partner fees.
Content costs for the Consumer segment were $45.0 million and $37.4 million for the three months ended March 31, 2024 and 2023, with content costs as a percentage of revenue of 46% for both periods. Content costs for the Enterprise segment were $18.4 million and $17.2 million for the three months ended March 31, 2024 and 2023, with content costs as a percentage of revenue of 32% and 33% for the same periods, decreasing due to a shift in mix to content with a lower cost.
Gross margin was 53% for the three months ended March 31, 2024, compared to 52% for the three months ended March 31, 2023. The increase in gross margin was driven by a lower revenue content cost rate in our Enterprise segment.
Operating Expenses

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$34,610	$43,809	$(9,199)	(21)%
Sales and marketing	57,585	52,872	4,713	9%
General and administrative	24,943	25,523	(580)	(2)%
Restructuring related charges	2,101	(5,659)	7,760	nm
Total operating expenses	$119,239	$116,545	$2,694	2%
Total operating expenses for the three months ended March 31, 2024 were $119.2 million compared to $116.5 million for the three months ended March 31, 2023.
Research and development expenses for the three months ended March 31, 2024 were $34.6 million compared to $43.8 million for the three months ended March 31, 2023. The decrease was primarily due to lower personnel-related expenses of $6.0 million, including stock-based compensation expense of $2.3 million, and lower content creation costs of $2.7 million.
Sales and marketing expenses for the three months ended March 31, 2024 were $57.6 million compared to $52.9 million for the three months ended March 31, 2023. The increase was primarily due to an increase in marketing and advertising expenses of $4.0 million.
General and administrative expenses for the three months ended March 31, 2024 were $24.9 million compared to $25.5 million for the three months ended March 31, 2023. The decrease was primarily due to a reduction of value-added tax expense of $2.7 million. Prior to November 2023, such taxes, as applicable to our Consumer revenue, were paid by Coursera to the taxing authorities. Whereas, these taxes are now included in the fees charged to and paid by learners. This reduction was partially offset by higher personnel-related expenses of $1.1 million.

Restructuring related charges for the three months ended March 31, 2024 were $2.1 million related to a plan implemented in January 2024 to restructure our Enterprise segment sales force compared to $(5.7) million for the three months ended March 31, 2023 primarily relating to the reversal of stock-based compensation expense for the forfeitures of RSUs and stock options resulting from our global workforce reduction initiated in November 2022. Refer to Note 14, “Restructuring Related Charges,” in the notes to our Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
Other Income (Expense)

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Interest income, net	$9,583	$8,037	$1,546	19%
Other (expense) income, net	(285)	102	(387)	nm
Total other income, net	$9,298	$8,139	$1,159	14%
Total other income, net for the three months ended March 31, 2024 primarily reflected interest income earned on cash and cash equivalents. Interest income was higher during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to a rise in interest rates and our average rate of return on investments in U.S. Treasury securities. The fluctuations in other expense, net primarily reflect changes in unrealized foreign exchange losses and gains for the periods presented. Our operating expenses are typically denominated in the local currencies of the countries in which our operations are located and are subject to fluctuations due to changes in foreign currency exchange rates. We also hold cash and cash equivalents in foreign currencies, primarily in our foreign entities to support their ongoing operations.
Income Tax Expense

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Income tax expense	$812	$1,426	$(614)	(43)%
Income tax expense for the three months ended March 31, 2024 and 2023 was primarily related to our foreign operations.
Liquidity and Capital Resources
Overview
As of March 31, 2024, our principal sources of liquidity were cash and cash equivalents totaling $725.4 million.
Since our inception, we have financed our operations primarily through proceeds from issuance of redeemable convertible preferred stock, our initial public offering completed in April 2021 (the “IPO”), and cash generated from our business operations. Our principal uses of cash in recent periods include the funding of our business operations, investments in our internal-use software, purchases of content assets, and repurchases of our common stock, as discussed below.
We believe that our existing cash and cash equivalents, and our expected cash flows from operations will be sufficient to meet our cash needs for at least the next 12 months. Over the longer term, our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, the continuing market acceptance of our offerings, and any investments or acquisitions we may choose to pursue in the future. In the event that we need to borrow funds or issue additional equity, we cannot assure you that any such additional financing will be available on terms acceptable to us, if at all. In addition, any future borrowings may result in additional restrictions on our business and any issuance of additional equity would result in dilution to investors. If we are unable to raise additional capital when desired and on terms acceptable to us, our business, results of operations, and financial condition could be materially and adversely affected.

Contractual Obligations and Commitments
Except as discussed in Note 6, Leases, and Note 9, Commitments and Contingencies, in the notes to our Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the three months ended March 31, 2024 from the commitments and contractual obligations in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, set forth in our Form 10-K.
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
We funded share repurchases under the Repurchase Program with our existing cash and cash equivalents. During the three months ended March 31, 2024, we repurchased an aggregate of 431,783 shares of our common stock for $6.0 million pursuant to a Rule 10b5-1 trading plan. As of March 31, 2024, we had $30.6 million, excluding commissions, remaining under the Repurchase Program, which has no expiration date and will continue unless otherwise suspended or discontinued.
In April 2024, we repurchased an aggregate of 1,135,280 shares of our common stock for $15.7 million pursuant to a Rule 10b5-1 trading plan and have $14.9 million, excluding commissions, remaining under the Repurchase Program as of the date of this filing.
Cash Flows
The following table summarizes our cash flows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$24,450	$4,692
Net cash provided by (used in) investing activities	59,643	(50,540)
Net cash used in financing activities	(15,051)	(7,682)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$69,042	$(53,530)
Operating Activities
Cash provided by operating activities mainly consists of our net loss adjusted for certain non-cash items, including stock-based compensation expense and depreciation and amortization, as well as the effect of changes in operating assets and liabilities during each period. Operating cash is primarily sourced by customer payments and is primarily used to pay for personnel-related expenses, partner fees, marketing and advertising expenses, indirect taxes, and third-party cloud infrastructure expenses.
For the three months ended March 31, 2024, net cash provided by operating activities was $24.5 million, primarily resulting from improved operational leverage and working capital driven by (i) a decrease in accounts receivables primarily from an increase in cash collections and (ii) deferred revenue growth, partially offset by the payout of annual bonuses.
For the three months ended March 31, 2023, net cash provided by operating activities was $4.7 million, primarily resulting from (i) deferred revenue growth, (ii) an increase in payables related to content fees mainly resulting from the extension of a multi-year agreement with our largest educator partner, partially offset by an increase in accounts receivable primarily from invoice and collection timing.

Cash provided by operating activities increased by $19.8 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily resulting from (i) improved operational leverage and (ii) a decrease in accounts receivables primarily from an increase in cash collections, partially offset by an increase in content fees payable to our largest educator partner resulting from the extension of our multi-year agreement with them.
Investing Activities
For the three months ended March 31, 2024, net cash provided by investing activities was $59.6 million, primarily as a result of proceeds from maturities of marketable securities, partially offset by capitalized internal-use software costs, purchases of content assets, and capital expenditures of property, equipment and software.
For the three months ended March 31, 2023, net cash used in investing activities was $50.5 million, primarily as a result of purchases of marketable securities, capitalized internal-use software costs, capital expenditures of property, equipment and software, and purchases of content assets, partially offset by proceeds from maturities of marketable securities.
Financing Activities
For the three months ended March 31, 2024, net cash used in financing activities was $15.1 million, primarily as a result of employee payroll taxes paid for vesting of RSUs and payments related to repurchases of common stock under the Repurchase Program, partially offset by proceeds from the issuance of common stock from employee stock option exercises.
For the three months ended March 31, 2023, net cash used in financing activities was $7.7 million, primarily as a result of employee payroll taxes paid for vesting of RSUs, partially offset by proceeds from issuance of common stock from employee stock option exercises.
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

	Three Months Ended March 31,
	2024	2023
	(in millions)
New Registered Learners	6.6	5.5

	March 31,
	2024	2023
	(in millions, except percentages)
Total Registered Learners	148.5	123.7
Total Registered Learners year-over-year (“YoY”) growth	20%

Number of Degrees Students
We count the total number of Degrees students for each period. For purposes of determining our Degrees student count, we include all the students that are matriculated in a degree program and who are enrolled in one or more courses in such a degree program during the period, including students enrolled within any wind-down or teach-out periods of any existing programs. If a degree term spans across multiple quarters, the student is counted as active in all quarters of the degree term. For purposes of determining our Degrees student count, we do not include students who are matriculated in the degree but are not enrolled in a course in that period. We believe that the number of Degrees students is an important indicator of the growth of our Degrees business and future Degrees segment revenue trends.
The Degrees student count is affected by the seasonality of the school class cycles, combined with the underlying growth interacting with those trends. For quarter-over-quarter fluctuations, the number of Degrees students fluctuates in part because the academic terms for each degree program often begin and/or end within different calendar quarters, and the frequency with which each degree program is offered within a given year varies. This metric is also subject to variation resulting from the addition or removal of degree programs over time.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Number of Degrees Students	22.2	18.1
YoY growth	23%
Paid Enterprise Customers
We count the total number of Paid Enterprise Customers that are active on our platform at the end of each period. For purposes of determining our customer count, we treat each customer account that has a corresponding contract as a unique customer, and a single organization with multiple divisions, segments, or subsidiaries may be counted as multiple customers. We define a “Paid Enterprise Customer” as a customer who purchases Coursera via our direct sales force. For purposes of determining our Paid Enterprise Customer count, we exclude our Enterprise customers who do not purchase Coursera via our direct sales force, including organizations engaging on our platform through our Coursera for Teams offering or through our channel partners. For the three months ended March 31, 2024, approximately 94% of our total Enterprise segment revenue was generated from our Paid Enterprise Customers. We believe that the number of Paid Enterprise Customers and our ability to increase this number is an important indicator of the growth of our Enterprise business and future Enterprise segment revenue trends.

	March 31,
	2024	2023
Paid Enterprise Customers	1,480	1,253
YoY growth	18%
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

We calculate annual recurring revenue (“ARR”) by annualizing each customer’s monthly recurring revenue (“MRR”) for the most recent month at period end. We calculate “Net Retention Rate” for a period by starting with the ARR from all Paid Enterprise Customers as of the 12 months prior to such period end, or “Prior Period ARR”. We then calculate the ARR from these same Paid Enterprise Customers as of the current period end, or “Current Period ARR”. Current Period ARR includes expansion within Paid Enterprise Customers and is net of contraction or attrition over the trailing 12 months but excludes revenue from new Paid Enterprise Customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at our Net Retention Rate for Paid Enterprise Customers. Our Net Retention Rate for Paid Enterprise Customers decreased to 94% as of March 31, 2024 from 104% as of March 31, 2023, mainly due to a reduction in the value of renewal and expansion contracts. Our Net Retention Rate for Paid Enterprise Customers is expected to fluctuate in future periods due to a number of factors, including the growth of our revenue base, the penetration within our Paid Enterprise Customer base, expansion of products and features, and our ability to retain and expand our Paid Enterprise Customers.

	Three Months Ended March 31,
	2024	2023
Net Retention Rate for Paid Enterprise Customers	94%	104%
YoY change	(10)%
Segment Revenue
We generate revenue from three reportable segments: Consumer, Enterprise, and Degrees.

	Three Months Ended March 31,
	2024	2023
	(in thousands, except percentages)
Consumer revenue	$96,743	$82,029
YoY growth	18%
Enterprise revenue	$57,494	$52,173
YoY growth	10%
Degrees revenue	$14,831	$13,440
YoY growth	10%
Total revenue	$169,068	$147,642
YoY growth	15%
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

	Three Months Ended March 31,
	2024	2023
	(in thousands, except percentages)
Consumer gross profit	$51,774	$44,617
Consumer segment gross margin %	54%	54%
Enterprise gross profit	$39,130	$34,970
Enterprise segment gross margin %	68%	67%
Degrees gross profit	$14,831	$13,440
Degrees segment gross margin %	100%	100%
Consumer segment gross margin remained at 54% in the three months ended March 31, 2024 and 2023. Enterprise segment gross margin slightly increased to 68% from 67% when comparing those same periods driven by a lower revenue content cost rate.
Non-GAAP Financial Measures
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
The following tables provide a reconciliation of GAAP gross profit and GAAP net loss, the most directly comparable GAAP financial measure, to non-GAAP gross profit and non-GAAP net income (loss):

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Gross profit	$89,497	$77,468
Stock-based compensation expense	659	877
Amortization of stock-based compensation capitalized as internal-use software costs	1,477	1,169
Payroll tax expense related to stock-based compensation	46	50
Non-GAAP gross profit	$91,679	$79,564

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net loss	$(21,256)	$(32,364)
Stock-based compensation expense	27,857	30,330
Amortization of stock-based compensation capitalized as internal-use software costs	1,477	1,169
Payroll tax expense related to stock-based compensation	1,741	1,363
Restructuring related charges	2,101	(5,659)
Non-GAAP net income (loss)	$11,920	$(5,161)
Weighted-average shares used in computing net loss per share—basic	156,379,409	148,974,454
Effect of dilutive securities(1)	11,925,056	—
Weighted-average shares used in computing non-GAAP net income (loss) per share—diluted	168,304,465	148,974,454
Net loss per share—basic and diluted	$(0.14)	$(0.22)
Non-GAAP net income (loss) per share—diluted	$0.07	$(0.03)
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
We define Adjusted EBITDA as our net loss excluding: (i) depreciation and amortization; (ii) interest income, net; (iii) income tax expense; (iv) other expense (income), net; (v) stock-based compensation expense; (vi) payroll tax expense related to stock-based compensation; and (vii) restructuring related charges. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue.
The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except percentages)
Net loss	$(21,256)	$(32,364)
Depreciation and amortization	6,356	5,511
Interest income, net	(9,583)	(8,037)
Income tax expense	812	1,426
Other expense (income), net	285	(102)
Stock-based compensation expense	27,857	30,330
Payroll tax expense related to stock-based compensation	1,741	1,363
Restructuring related charges	2,101	(5,659)
Adjusted EBITDA	$8,313	$(7,532)

Net loss margin	(13)%	(22)%
Adjusted EBITDA Margin	5%	(5)%

Free Cash Flow
Free Cash Flow is calculated as net cash provided by operating activities, less cash used for purchases of property, equipment and software, capitalized internal-use software costs, and purchases of content assets as we consider these capital expenditures necessary to support our ongoing operations. Current and prior period Free Cash Flow amounts reported herein reflect the change to our definition of Free Cash Flow to include purchases of content assets.
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
The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable GAAP financial measure, to Free Cash Flow:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$24,450	$4,692
Less: purchases of property, equipment, and software	(134)	(298)
Less: capitalized internal-use software costs	(4,070)	(2,862)
Previously reported Free Cash Flow		1,532
Less: purchases of content assets	(2,153)	(624)
Free Cash Flow	$18,093	$908
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

Based on our investment positions as of March 31, 2024 and 2023, a hypothetical 100 basis point increase in interest rates across all maturities would have resulted in a $0.5 million and $2.2 million incremental decline in the fair value of the portfolio. Such losses would only be realized if we sold the investments prior to their maturities.
Based on the balance of our cash, cash equivalents, and marketable securities as of March 31, 2024 and 2023, a hypothetical 100 basis point increase or decrease in interest rates would have resulted in a $7.3 million and $7.8 million increase or decrease in our interest income on an annualized basis.
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
We also maintain foreign-currency denominated cash and cash equivalents in our foreign entities to support their ongoing operations. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our Condensed Consolidated Statements of Operations (Unaudited). To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A 10% increase or decrease in current exchange rates would have resulted in an impact of $0.5 million and $0.9 million on our Condensed Consolidated Financial Statements (Unaudited) for the three months ended March 31, 2024 and 2023.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, that are designed to ensure information required to be disclosed in our reports that we file or furnish pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See discussion of legal proceedings in Note 9, “Commitments and Contingencies,” in Item 1 of Part I of this Quarterly Report on Form 10-Q (“Form 10-Q”), which is incorporated by reference into this Item 1 of Part II.
Item 1A. Risk Factors
Our business is subject to numerous risks, as more fully described in the section entitled “Risk Factors” below and elsewhere in this Form 10-Q. In particular, risks associated with our business include, among others, the following, any of which could have an adverse effect on our business, financial condition, results of operations, or prospects:
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
As a result of our limited operating history and the evolving scope of our offerings, our forecast of future operating results may be less accurate than if we had a longer operating history, and such forecasts are subject to a number of uncertainties, including those discussed in this “Risk Factors” section and elsewhere in this Form 10-Q. If we do not manage these risks successfully, our operating and financial results may differ materially from our expectations and our business and stock price may suffer.
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
The success of our business depends in large part on the continued and increased development and volume of compelling educational content and credentialing programs by our university and industry partners, which we refer to collectively as our educator partners, as well as maintaining existing educational content and credentialing programs. We have faced, and may continue to face challenges in establishing, maintaining, and expanding these relationships. For instance, our educator partners who use our platform are required to invest significant time and resources to adjust the manner in which they develop educational content and credentialing programs for an online learning environment. The delivery of degree programs online at educational institutions has not yet achieved widespread acceptance, and administrators and faculty members may have concerns regarding the perceived loss of control over the educational process that might result from offering courses and degrees online, the effectiveness of asynchronous learning, the heightened potential for learners to use generative AI tools to generate their online coursework, as well as concerns regarding the ability to provide high-quality education online that maintains the standards they set for their on-campus programs. There can be no assurance that online programs, such as those offered on our platform, will ever achieve significant market acceptance, and universities and organizations may therefore decline to engage with our platform. Further, if we were to lose a significant number of educator partners, including those who provide a significant portion of the educational content and credentialing programs available on our platform, or are no longer able to offer certain educational content or credentialing programs on our platform, particularly those in high demand, our reputation, growth, and revenue would be materially and adversely impacted. For the three months ended March 31, 2024, we generated approximately 31% of our total revenue from the content and credentialing programs of five partners. Total revenue includes both revenue directly attributable to a particular partner and revenue that we do not consider directly attributable, such as revenue from site-wide subscriptions or our Coursera for Teams offering. The loss of or reduction in educational content and credentialing programs from such partners could negatively affect our ability to sustain or generate revenue or reach future profitability, and would materially and adversely affect our business, financial condition, or results of operation if we are unable to timely secure comparable educational content and credentialing programs at a favorable cost from other partners.

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
•Ineffective marketing efforts. Our marketing efforts use various channels (e.g., search engine optimization, television, affiliates, paid search, and custom website development and deployment), publication of content related to higher education, career paths, our platform, and our offerings, and we rely on advertising through a limited number of third-party internet advertising platforms to direct traffic to, and recruit new learners for, our offerings. Changes in the way these platforms operate, whether due to changes in law, the practices of mobile operating system providers, or otherwise, or their advertising prices, data use practices, or other terms, have impacted the cost and efficiency of our learner acquisition efforts in the past and could in the future make marketing our offerings more expensive, less effective, or more difficult. In addition, the elimination of a particular medium or platform on which we advertise or changes in advertising practices or advertising spending fluctuations by our largest content partners have had, and may in the future have, an adverse impact on directing traffic to our offerings and recruiting new learners on a cost-effective basis. Any of the foregoing risks could have a material adverse effect on our business, results of operations, and financial condition.

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
Our revenue increased to $169.1 million in the three months ended March 31, 2024 from $147.6 million in the three months ended March 31, 2023. Our growth has placed, and we expect will continue to place, a significant strain on our administrative and operational infrastructure, facilities, and other resources, and we face challenges of integrating, developing, training, and motivating our global employee base as well as maintaining our company culture with a predominantly remote workforce. Our ability to manage our operations and growth will require us to continue to improve our sales and marketing and content development capacity, and technology, finance, and administration teams globally, as well as our facilities and infrastructure. We will also be required to refine our operational, financial, and management controls and reporting systems and procedures, as well as effectively control our costs. If we fail to efficiently manage this global expansion of our business, our costs and expenses may increase more than anticipated and we may not successfully expand our partnerships with businesses, governmental and other organizations, and educational institutions, enhance our platform and technology-enabled services, increase the volume of new educational content and credentialing programs developed by our educator partners, attract a sufficient number of learners in a cost-effective manner, deploy preferred local payment methods and pricing models, satisfy our existing educator partners’ requirements, increase the volume of Enterprise platform subscriptions, respond to competitive challenges, or otherwise execute our business plan. Although our business has experienced significant growth in the past, we cannot provide any assurance that our business or revenue will continue to grow at the same rate or at all in the future.
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
•compliance and operational challenges related to the complexity of multiple, conflicting, and changing governmental laws and regulations addressing, but not limited to, employment, tax, privacy, data protection, consumer protection, foreign investment restrictions or requirements, economic sanctions, export controls, advertising, boycotting, money laundering, supply chain transparency, modern slavery, bribery, and corruption, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act;
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
We incurred net losses of $21.3 million and $32.4 million in the three months ended March 31, 2024 and 2023, and we had an accumulated deficit of $801.9 million as of March 31, 2024. We may or may not achieve or maintain profitability in the future. Even if we achieve profitability, we may not be able to maintain or increase our level of profitability.
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
As we seek to increase sales of our Enterprise offerings, we face upfront sales costs, higher customer acquisition costs, more complex customer requirements, and discount requirements. In addition, entities that subscribe to our Enterprise platform may elect to begin to use our platform on a limited basis, but nevertheless require education and interactions with our sales team, which increases our upfront investment in the sales effort with no guarantee that our platform will be used widely enough across their organization to justify our upfront investment. Similarly, we may also incur significant upfront and servicing costs for contracts that are not renewed, or which the customer seeks to terminate early, even in the absence of a breach on our part or contractual terms permitting an early termination. For example, from time to time, customers notify us that they wish to terminate, either seeking a refund of their prior payments or conveying an intention to stop or reduce any further payments due, or both. Even if we believe we are entitled to these payments, it may not be feasible to retain prior payments or collect future payments due to us, and our financial condition and results of operations could be adversely impacted. If we are unable to maintain or increase the number of subscriptions to our Enterprise platform while mitigating the risks associated with serving subscribers, our business, financial condition, and results of operations will suffer.
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
Participants in the global adult online learning ecosystem include: 2U, Inc. including through its subsidiary edX Inc., Alison (Capernaum Limited), DataCamp, Inc., Degreed, Inc., Eruditus Learning Solutions Pte. Ltd., FutureLearn Limited, Go1 Pty Limited, Google LLC through its YouTube services; Khan Academy, Inc., LinkedIn Corporation through its LinkedIn Learning services, MasterClass, Noodle Partners, Inc., OpenSesame Inc., Pluralsight, Inc., Simplilearn, Skillshare, Inc., Skillsoft Corp, Think & Learn Private Limited (BYJU’s) through its subsidiary Great Learning PTE Ltd, Udacity, Inc., Udemy, Inc., upGrad Education Private Limited; The Wikimedia Foundation, Inc., and internal online degree platforms developed in-house by universities.
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
We believe that our existing cash and cash equivalents are sufficient to meet our minimum anticipated cash requirements for at least the next 12 months. We may, however, need to raise additional funds to respond to business challenges or opportunities, expand our business through acquisitions, accelerate our growth, develop new offerings, or enhance our platform. If we seek to raise additional capital, it may not be available on favorable terms or may not be available at all. In addition, if we seek debt financing, we may be subject to onerous terms and restrictive covenants. Lack of sufficient capital resources could significantly limit our ability to manage our business and to take advantage of business and strategic opportunities. Further, any additional capital raised through the sale of equity or issuance of debt securities with an equity component would dilute our existing stockholders. If adequate additional funds are not available if and when needed, we may be required to delay, reduce the scope of, or eliminate material parts of our business strategy.
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

Our educator partners, both U.S. and international, may be required to be authorized in certain states to offer online programs, engage in advertising or recruiting and operate externships, internships, technical training, or other forms of field experience, depending on state and international laws. Although many of our programs are offered by U.S.-based higher education institutions that hold such authorizations or participate in an appropriate state reciprocity agreement, such as the State Authorization Reciprocity Agreement (“SARA”), other educator partners are not traditional education institutions or operate outside of the U.S. and do not hold such state authorizations. Further, even U.S.-based higher education institutions could lose a necessary authorization either because it lapses or is revoked by a state agency. Such partners could also lack, or lose, the ability to participate in a reciprocity agreement that provides the basis for their authorization in multiple states. For example, California higher education institutions currently do not participate in SARA. Unless we choose to seek authorization in our own name, which we have not done to date, the loss of or failure by an educator partner to obtain a necessary state authorization would, among other things, limit our ability to deliver content to learners in that state, either for degree or non-degree programs, render the partner and its learners in that state ineligible to participate in Title IV or other financial aid programs, diminish the attractiveness of the educator partner’s programs, and ultimately compromise our ability to generate revenue. The DOE is currently considering changes to its state authorization regulation, which would require substantial revision of SARA to meet Title IV requirements. Adoption of these changes could result in our educator partners not being authorized in SARA states pending such revisions, or could result in some states ending their participation in SARA. In addition, if we or any of our educator partners fail to comply with any state agency’s rules, regulations, or standards beyond authorizations, the state agency could limit the ability of the educator partner to offer programs in that state or limit our ability to perform our contractual obligations to our educator partner in that state.
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
Each institution that participates in Title IV programs agrees, as a condition of its eligibility to participate in those programs, that it will not “provide any commission, bonus, or other incentive payment based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid, to any person or entity who is engaged in any student recruitment or admission activity, or in making decisions regarding the award of Title IV program funds.” The vast majority of our U.S.-based university partners, and some of our non-U.S. university partners, participate in the Title IV programs. Although this rule, referred to as the incentive compensation rule, generally prohibits entities or individuals from receiving incentive-based compensation payments for the successful recruitment, admission, or enrollment of learners, the DOE provided clarifying guidance in March 2011 interpreting the incentive compensation rule as permitting tuition revenue-sharing arrangements known as the “bundled services exception.” Our current business model relies heavily on the bundled services exception to enter into tuition revenue-sharing agreements with our Title IV participating university partners.
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
On February 15, 2023, the DOE issued “Requirements and Responsibilities for Third-Party Servicers and Institutions” (“GEN-23-03”). Prior to GEN-23-03 and based on longstanding DOE policy, only companies that assisted in financial aid administration functions were classified as a TPS. GEN-23-03 expanded the scope of TPS status to include companies that provide (among other things) recruiting services to Title IV participating universities. A Title IV participating university that engages a TPS must include specific provisions in the TPS contract and must report each TPS contract to the DOE. A company classified as a TPS falls under direct DOE oversight, is jointly and severally liable with the university for any HEA violations, and must undergo an annual audit. Subsequent to the receipt of numerous comments related to GEN-23-03 and a legal challenge, the DOE has delayed implementation of GEN-23-03 and intends to issue updated guidance on Third Party Servicers in 2024. The DOE has not provided any estimate of the timing for re-issuance. If we are considered a TPS under the new guidance to those Title IV participating university partners who receive recruiting services from us, those university partners could hesitate to engage us for recruiting services to avoid compliance obligations, and we would incur additional expense in complying with TPS requirements, which could materially and adversely impact our business and operations.
If we violate the misrepresentation rule, or similar federal and state regulatory requirements, we could face fines, sanctions, and other liabilities.
Under our contracts with U.S.-based college and university partners, we are required to comply with other regulations promulgated by the DOE and comparable state laws that affect our marketing activities, including the misrepresentation rule. The misrepresentation rule is broad in scope and applies to statements our employees or agents may make about the nature of an educator partner’s program, their financial charges, or the employability of their program graduates. A violation of this rule or other federal or state regulations applicable to our marketing activities by an employee or agent performing services for educator partners could damage our reputation, result in the termination of educator partner agreements, require us to pay fines or other monetary penalties, injunctions or other remedies and require us to pay the fees associated with indemnifying an educator partner from private claims or government investigations. Any such outcomes could have a material adverse effect on our business, financial condition, and results of operations.
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

Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. In addition, the expense of litigation and the timing of these expenses from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations. Refer to Note 9, “Commitments and Contingencies”, in the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Form 10-Q.

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
Furthermore, the future approach of legislators and regulators with respect to AI may have a significant impact on our business. On October 30, 2023, President Biden signed Executive Order 14110, “Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence (AI)”, for which the impact to private businesses is not clear. In December 2023, the EU reached provisional agreement on their Artificial Intelligence Act (“AI Act”), which is expected to take full effect in 2026. The AI Act will introduce significant compliance obligations and regulatory fines for breaches on all operators of AI systems. A particular risk of the AI Act is the potential classification of certain uses of AI systems in an educational context as high risk, significantly increasing the compliance burden associated with running such AI systems and which may bring into question the feasibility of operating AI systems for certain use cases. The full extent and applicability of these requirements to our use cases will not be certain unless and until the proposal becomes law.
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
We rely on a combination of IP rights, contractual protections, and other practices to protect our brand, proprietary information, technologies, and processes. We primarily rely on copyright, trade secret and patent laws to protect our proprietary technologies and processes, including the algorithms we use throughout our business. Others may independently develop the same or similar technologies and processes, or may improperly acquire and use information about our technologies and processes, which may allow them to provide a service similar to ours, which could harm our competitive position. Our principal trademark assets include the registered trademark “Coursera” and our logos and taglines. We also hold the rights to the “Coursera.org” internet domain name and various related domain names, which are subject to internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. If we are unable to protect our trademarks or domain names, our brand recognition and reputation would suffer, we would incur significant expense establishing new brands, and our operating results would be adversely impacted. As of March 31, 2024, we had 21 issued patents relating to technology features of our platform, including identity verification, content delivery and navigation, and automation, which patents expire between 2034 and 2040, and a number of U.S. pending patent applications also relating to certain technology features of our platform. We cannot predict whether any pending patent application will result in an issued patent that will effectively protect and enforce our IP. Even if a patent issues, the patent may be circumvented or its validity may be challenged in proceedings before the U.S. Patent and Trademark Office. In addition, we cannot assure you that every significant feature of technology and services will be protected by any patent or patent application. Further, to the extent we pursue patent protection for our innovations, patents we may apply for may not issue, and patents that do issue or that we acquire may not provide us with any competitive advantages or may be challenged by third parties. There can be no assurance that any patents we obtain will adequately protect our inventions or survive a legal challenge, as the legal standards relating to the validity, enforceability, and scope of protection of patent and other IP rights are uncertain.
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
Our stock price may be volatile and may decline, and you may not be able to resell your shares at or above the price at which your shares were acquired. The trading price and volume of our common stock could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•variations in our operating results and other financial and operational metrics, including the key financial and operating metrics disclosed in this Form 10-Q, as well as how those results and metrics compare to analyst and investor expectations;
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
•litigation or other claims against us;
•the number of shares of our common stock that are available for public trading; and
•any other factors discussed in this Form 10-Q.
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
In addition, as of March 31, 2024, 31,430,924 shares were issuable upon exercise of outstanding stock options or the vesting of outstanding restricted and performance stock units. Sales of stock by these equity holders or the perception that such sales could occur could adversely affect the trading price of our common stock.
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
The following table presents details of our monthly share repurchases for the three months ended March 31, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be repurchased under the program
				(in thousands)
January 2024	—	$—	—	$36,645
February 2024	—	$—	—	$36,645
March 2024	431,783	$13.99	431,783	$30,614
Total	431,783	$13.99	431,783	$30,614
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2024, the following directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) each adopted a Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K, for the sale of our common stock. Shares in each Rule 10b5-1 trading arrangement that are subject to restricted stock units (“RSUs”) and stock options may only be traded following satisfaction of applicable vesting requirements. In addition, because of pricing (such as future share price targets) and timing conditions in each Rule 10b5-1 trading arrangement, it is not yet determinable how many shares actually will be sold under each plan prior to its expiration date. The maximum number of shares to be sold under each Rule 10b5-1 trading arrangement is determined as of the date the respective arrangement was adopted.
On February 6, 2024, Kenneth R. Hahn, Senior Vice President, Chief Financial Officer, and Treasurer, entered into a Rule 10b5-1 trading arrangement that provides for the sale of up to (i) 686,756 shares subject to the exercise of stock options and 104,167 shares subject to the vesting and exercise of stock options, less any shares sold pursuant to a Rule 10b5-1 trading arrangement entered on February 14, 2023, (ii) 34,586 shares of our common stock, and (iii) 90,414 shares subject to the vesting of RSUs. This trading arrangement expires on April 30, 2025, or upon the earlier completion of all authorized sales.
On February 7, 2024, Richard J. Jacquet, Jr., Senior Vice President and Chief People Officer, entered into a Rule 10b5-1 trading arrangement that provides for the sale of up to (i) 45,341 shares subject to the exercise of stock options, and (ii) the net shares (not yet determinable) after shares are withheld to satisfy tax obligations subject to the vesting of up to 200,170 RSUs. This trading arrangement expires on August 30, 2024, or upon the earlier completion of all authorized sales.
On February 13, 2024, Alan B. Cardenas, Senior Vice President, General Counsel, and Secretary, entered into a Rule 10b5-1 trading arrangement that provides for the sale of up to the net shares (not yet determinable) after shares are withheld to satisfy tax obligations subject to the vesting of up to 79,649 RSUs. This trading arrangement expires on May 30, 2025, or upon the earlier completion of all authorized sales.

On February 16, 2024, Jeffrey N. Maggioncalda, President, Chief Executive Officer, and Director, entered into a Rule 10b5-1 trading arrangement that provides for the sale of up to (i) 179,061 shares subject to the exercise of stock options, (ii) 149,649 shares of our common stock, (iii) 156,617 shares subject to the vesting of RSUs, and (iv) 1,389,673 shares subject to the exercise of stock options held by Anne Maggioncalda, Mr. Maggioncalda's spouse. This trading arrangement expires on April 30, 2025, or upon the earlier completion of all authorized sales.
On March 1, 2024, Michele M. Meyers, Vice President, Accounting and Chief Accounting Officer, entered into a Rule 10b5-1 trading arrangement that provides for the sale of up to 20,250 shares of our common stock. This trading arrangement expires on February 28, 2025, or upon the earlier completion of all authorized sales.
These Rule 10b5-1 trading arrangements were entered into in writing during an open trading window and are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and our policies regarding transactions in our securities.
During the three months ended March 31, 2024, no other directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.
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

COURSERA, INC.

Date: May 2, 2024	By:	/s/ Jeffrey N. Maggioncalda
Jeffrey N. Maggioncalda
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: May 2, 2024	By:	/s/ Kenneth R. Hahn
Kenneth R. Hahn
Senior Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

Date: May 2, 2024	By:	/s/ Michele M. Meyers
Michele M. Meyers
Vice President, Accounting and Chief Accounting Officer
(Principal Accounting Officer)