Form 10-Q
period 2024-06-30
Coursera, Inc.
filed 2024-08-01
CIK 1651562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 25, 2024, the registrant had 156,916,076 shares of common stock, $0.00001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2024	December 31, 2023

Assets
Current assets:
Cash and cash equivalents	$708,761	$656,321
Marketable securities	—	65,746
Accounts receivable, net of allowance for credit losses of $580 and $133 as of June 30, 2024 and December 31, 2023	57,734	67,418
Deferred costs, net	25,679	26,387
Prepaid expenses and other current assets	28,515	16,614
Total current assets	820,689	832,486
Property, equipment, and software, net	33,068	30,408
Operating lease right-of-use assets	1,992	4,739
Intangible assets, net	14,953	11,720
Other assets	33,662	41,180
Total assets	$904,364	$920,533
Liabilities and Stockholders’ Equity
Current liabilities:
Educator partners payable	$100,919	$101,041
Other accounts payable and accrued expenses	20,992	23,456
Accrued compensation and benefits	22,638	22,281
Operating lease liabilities, current	2,426	6,557
Deferred revenue, current	156,692	137,229
Other current liabilities	12,237	7,696
Total current liabilities	315,904	298,260
Operating lease liabilities, non-current	—	39
Deferred revenue, non-current	1,759	2,861
Other liabilities	1,527	3,179
Total liabilities	319,190	304,339
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized and no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value—300,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 165,312,016 shares issued and 156,792,969 shares outstanding as of June 30, 2024, and 162,898,279 shares issued and 155,320,538 shares outstanding as of December 31, 2023	2	2
Additional paid-in capital	1,489,751	1,459,964
Treasury stock, at cost— 8,519,047 and 7,577,741 shares as of June 30, 2024 and December 31, 2023	(79,672)	(63,154)
Accumulated other comprehensive income	—	59
Accumulated deficit	(824,907)	(780,677)
Total stockholders’ equity	585,174	616,194
Total liabilities and stockholders’ equity	$904,364	$920,533
See notes to Condensed Consolidated Financial Statements (Unaudited).

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$170,337	$153,702	$339,405	$301,344
Cost of revenue	80,162	74,001	159,733	144,175
Gross profit	90,175	79,701	179,672	157,169
Operating expenses:
Research and development	33,701	41,286	68,311	85,095
Sales and marketing	58,069	52,001	115,654	104,873
General and administrative	29,570	24,937	54,513	50,460
Restructuring related charges	44	(147)	2,145	(5,806)
Total operating expenses	121,384	118,077	240,623	234,622
Loss from operations	(31,209)	(38,376)	(60,951)	(77,453)
Interest income, net	9,286	8,240	18,869	16,277
Other (expense) income, net	(21)	(8)	(306)	94
Loss before income taxes	(21,944)	(30,144)	(42,388)	(61,082)
Income tax expense	1,030	1,599	1,842	3,025
Net loss	$(22,974)	$(31,743)	$(44,230)	$(64,107)
Net loss per share—basic and diluted	$(0.15)	$(0.21)	$(0.28)	$(0.43)
Weighted average shares used in computing net loss per share—basic and diluted	156,292,508	150,262,064	156,335,959	149,621,816
See notes to Condensed Consolidated Financial Statements (Unaudited).

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(22,974)	$(31,743)	$(44,230)	$(64,107)
Change in unrealized (loss) gain on marketable securities, net of tax	—	(335)	(59)	98
Comprehensive loss	$(22,974)	$(32,078)	$(44,289)	$(64,009)
See notes to Condensed Consolidated Financial Statements (Unaudited).

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares (1)	Amount		Shares (1)	Amount
Balance—March 31, 2024	157,158,478	$2	$1,480,238	8,009,524	$(69,193)	$—	$(801,933)	$609,114
Exercise of stock options	484,746	—	(1,776)	(340,732)	3,187	—	—	1,411
Vesting of restricted stock units, net of tax withholdings	1,309,296	—	(20,044)	(1,309,296)	12,245	—	—	(7,799)
Repurchases of common stock	(2,668,017)	—	—	2,668,017	(30,666)	—	—	(30,666)
Issuance of common stock related to employee stock purchase plan	508,466	—	(939)	(508,466)	4,755	—	—	3,816
Stock-based compensation	—	—	32,272	—	—	—	—	32,272
Net loss	—	—	—	—	—	—	(22,974)	(22,974)
Balance—June 30, 2024	156,792,969	$2	$1,489,751	8,519,047	$(79,672)	$—	$(824,907)	$585,174
Balance—December 31, 2023	155,320,538	$2	$1,459,964	7,577,741	$(63,154)	$59	$(780,677)	$616,194
Exercise of stock options	1,686,789	—	2,321	(340,732)	3,187	—	—	5,508
Vesting of restricted stock units, net of tax withholdings	2,372,611	—	(33,558)	(1,309,296)	12,245	—	—	(21,313)
Repurchases of common stock	(3,099,800)	—	—	3,099,800	(36,705)	—	—	(36,705)
Issuance of restricted stock awards	4,365	—	—	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	508,466	—	(939)	(508,466)	4,755	—	—	3,816
Stock-based compensation	—	—	61,963	—	—	—	—	61,963
Other comprehensive loss	—	—	—	—	—	(59)	—	(59)
Net loss	—	—	—	—	—	—	(44,230)	(44,230)
Balance—June 30, 2024	156,792,969	$2	$1,489,751	8,519,047	$(79,672)	$—	$(824,907)	$585,174
Balance—March 31, 2023	150,184,198	$1	$1,382,487	2,747,938	$(4,701)	$(285)	$(696,487)	$681,015
Exercise of stock options	2,161,345	1	8,759	—	—	—	—	8,760
Vesting of restricted stock units, net of tax withholdings	1,458,672	—	(11,819)	—	—	—	—	(11,819)
Repurchases of common stock	(4,520,293)	—	—	4,520,293	(54,529)	—	—	(54,529)
Issuance of common stock related to employee stock purchase plan	351,939	—	3,530	—	—	—	—	3,530
Stock-based compensation	—	—	31,602	—	—	—	—	31,602
Change in unrealized gain on marketable securities	—	—	—	—	—	(335)	—	(335)
Net loss	—	—	—	—	—	—	(31,743)	(31,743)
Balance—June 30, 2023	149,635,861	$2	$1,414,559	7,268,231	$(59,230)	$(620)	$(728,230)	$626,481
Balance—December 31, 2022	147,935,669	$1	$1,364,116	2,747,938	$(4,701)	$(718)	$(664,123)	$694,575
Exercise of stock options	3,259,812	1	14,113	—	—	—	—	14,114
Vesting of restricted stock units, net of tax withholdings	2,601,929	—	(24,855)	—	—	—	—	(24,855)
Repurchases of common stock	(4,520,293)	—	—	4,520,293	(54,529)	—	—	(54,529)
Issuance of restricted stock awards	6,805	—	—	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	351,939	—	3,530	—	—	—	—	3,530
Stock-based compensation	—	—	57,655	—	—	—	—	57,655
Other comprehensive income	—	—	—	—	—	98	—	98
Net loss	—	—	—	—	—	—	(64,107)	(64,107)
Balance—June 30, 2023	149,635,861	$2	$1,414,559	7,268,231	$(59,230)	$(620)	$(728,230)	$626,481
(1) During the three months ended June 30, 2024, we began settling equity awards with shares of our treasury stock. To enhance the presentation of these transactions in the Condensed Consolidated Statements of Stockholders’ Equity, we revised shares of common stock to present the amounts issued and outstanding for all periods presented.

See notes to Condensed Consolidated Financial Statements (Unaudited).

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(44,230)	$(64,107)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,625	10,842
Stock-based compensation expense	57,873	54,050
Accretion of marketable securities	(235)	(9,413)
Impairment of long-lived assets	—	1,275
Other	876	202
Changes in operating assets and liabilities:
Accounts receivable, net	8,730	(19,686)
Prepaid expenses and other assets	(3,678)	(14,269)
Operating lease right-of-use assets	2,747	2,407
Accounts payable and accrued expenses	(3,848)	15,863
Accrued compensation and other liabilities	3,250	2,259
Operating lease liabilities	(4,170)	(4,139)
Deferred revenue	18,361	23,037
Net cash provided by (used in) operating activities	48,301	(1,679)
Cash flows from investing activities:
Purchases of marketable securities	—	(121,756)
Proceeds from maturities of marketable securities	66,000	235,000
Purchases of property, equipment, and software	(310)	(721)
Capitalized internal-use software costs	(8,668)	(7,604)
Purchases of content assets	(4,187)	(1,300)
Net cash provided by investing activities	52,835	103,619
Cash flows from financing activities:
Proceeds from exercise of stock options	5,508	14,114
Proceeds from employee stock purchase plan	3,816	3,530
Payments for repurchases of common stock	(36,705)	(53,066)
Payments for tax withholding on vesting of restricted stock units	(21,313)	(24,855)
Net cash used in financing activities	(48,694)	(60,277)
Net increase in cash, cash equivalents, and restricted cash	52,442	41,663
Cash, cash equivalents, and restricted cash—Beginning of period	658,086	322,878
Cash, cash equivalents, and restricted cash—End of period	$710,528	$364,541

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$2,022	$2,284
Supplemental disclosure of noncash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$4,090	$3,605
Unpaid purchases of content assets	$2,553	$1,193
Unsettled repurchases of common stock	$—	$1,463
See notes to Condensed Consolidated Financial Statements (Unaudited).

COURSERA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
1.    BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) of Coursera, Inc., a Delaware public benefit corporation, and its subsidiaries (“Coursera,” the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These Condensed Consolidated Financial Statements (Unaudited) have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of our financial information. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period or for any other future year.
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
Summary of Significant Accounting Policies
There have been no significant changes to our significant accounting policies, other than the updates described below, as of and for the three and six months ended June 30, 2024 as compared to the significant accounting policies described in our Form 10-K.
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

For the purpose of assessing the concentration of credit risk with respect to accounts receivable and significant customers, we treat a group of customers under common control or customers that are affiliates of each other as a single customer. For the three and six months ended June 30, 2024 and 2023, we did not have any customers that accounted for more than 10% of our revenue. As of June 30, 2024, we did not have any customers that accounted for more than 10% of our net accounts receivable balance.
Our business model relies on educational content and credentialing programs from educator partners. Our largest educator partner has global brand recognition and supplies a variety of in-demand content across multiple domains. The loss of or significant reduction in this partnership or one of our other large partners could have a material adverse effect on our financial position, results of operations, and cash flows.
Treasury Stock
We record repurchases of our common stock as treasury stock, at cost. Incremental direct costs to repurchase our shares of common stock, including excise tax, are included in the cost of the shares acquired. We use the average cost method to account for reissuances of our treasury stock. For shares of treasury stock reissued at a price higher than its cost, the gain is recorded to additional paid-in capital. For shares of treasury stock issued at a price lower than its cost, the loss is recorded to additional paid-in capital to the extent there are previous net gains included in the account. Only once there is no additional paid-in capital will losses in excess of previous net gains be recorded to accumulated deficit.
Loss Contingencies
Legal fees related to potential loss contingencies are expensed as incurred. Insurance recoveries associated with loss contingencies are recognized when realization becomes probable and estimable, the associated costs have been recognized in the financial statements, and the losses are clearly attributable to the insured event.
Use of Estimates
The preparation of the Condensed Consolidated Financial Statements (Unaudited) in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and related disclosures as of the date of the Condensed Consolidated Financial Statements (Unaudited), as well as the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience, current conditions, and various other factors that we believe to be reasonable under the circumstances. Significant items subject to such estimates, judgments, and assumptions include, but are not limited to, those related to the determination of principal versus agent and variable consideration in our revenue contracts; stock-based compensation expense; period of benefit for capitalized commissions; internal-use software costs; useful lives of long-lived assets; the carrying value of operating lease right-of-use assets; the valuation of intangible assets; loss contingencies and potential recoveries; and income tax expense, including the valuation of deferred tax assets and liabilities, among others. Actual results could differ from those estimates, and any such differences could be material to our Condensed Consolidated Financial Statements (Unaudited).
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
In March 2024, the SEC adopted final rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires public entities to provide certain climate-related information in their annual reports and registration statements. The rules will require disclosure of material climate-related risks, how the board of directors and management oversee and manage such risks, and the actual and potential impact of such risks on the company. It will also require disclosure about material climate-related targets and goals, and the financial impact of severe weather events and other natural conditions. The rules require disclosures beginning with annual reports for the year ending December 31, 2025. In April 2024, the SEC voluntarily stayed the final rules pending the completion of a judicial review. We are currently evaluating the impact on our disclosures.
3.    REVENUE RECOGNITION
Contract Balances
Contract assets and liabilities were as follows:

	June 30, 2024	December 31, 2023	January 1, 2023
Contract assets:
Billed accounts receivable, net of allowance for credit losses	$50,781	$62,407	$45,337
Unbilled accounts receivable	6,953	5,011	8,397
Total contract assets	$57,734	$67,418	$53,734
Contract liabilities:
Deferred revenue	$158,451	$140,089	$118,777
Total contract liabilities	$158,451	$140,089	$118,777
Revenue recognized during the six months ended June 30, 2024 and 2023 that was included in the corresponding deferred revenue balance at the beginning of each year was $108,535 and $89,329.
Remaining Performance Obligations
Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue in the Condensed Consolidated Balance Sheets (Unaudited) and unbilled amounts that will be recognized as revenue in future periods. As of June 30, 2024, we had remaining performance obligations of $323,372 and expect to recognize approximately 69% as revenue over the next 12 months and the remainder thereafter.
Costs to Obtain and Fulfill Contracts
The following table presents our capitalization and amortization of commissions and related payroll tax expenditures recorded within sales and marketing in the Condensed Consolidated Financial Statements (Unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
Commissions and related payroll tax expenditures:	2024	2023	2024	2023
Capitalization	$3,823	$4,726	$5,096	$7,698
Amortization	$3,753	$2,933	$7,402	$5,614

Deferred commissions and related payroll tax expenditures included in deferred costs and in other assets were as follows:

	June 30, 2024	December 31, 2023
Deferred costs, net	$12,875	$13,168
Other assets	$13,348	$15,361
No impairment losses were recognized during the three and six months ended June 30, 2024 and 2023.
4.    INVESTMENTS
Investments Measured at Fair Value on a Recurring Basis
The following table summarizes our investments measured at fair value on a recurring basis by balance sheet classification and investment type:

	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value - Level 1	Amortized Cost	Fair Value - Level 1
Cash equivalents—money market funds	$197,581	$197,581	$186,396	$186,396
Cash equivalents—U.S. Treasury securities	491,561	491,561	448,447	448,525
Total cash equivalents	689,142	689,142	634,843	634,921
Marketable securities—U.S. Treasury securities	—	—	65,765	65,746
Total	$689,142	$689,142	$700,608	$700,667
Gross unrealized and realized gains and losses related to our cash equivalents and marketable securities were not material for the three and six months ended June 30, 2024 and 2023.
As of December 31, 2023, our available-for-sale marketable securities were comprised of U.S. Treasury securities, with a contractual maturity less than one year, which are backed by the full faith and credit of the U.S. government. There were no credit or non-credit impairment losses recorded during the three and six months ended June 30, 2024 and 2023.
Investments Measured at Fair Value on a Nonrecurring Basis
Our existing equity investments are remeasured at fair value on a nonrecurring basis when an identifiable event or change in circumstance may have a significant adverse impact on its fair value. No such events or changes occurred during the three and six months ended June 30, 2024 and 2023.
5.    CONSOLIDATED BALANCE SHEET COMPONENTS
Restricted Cash
The reconciliation of cash, cash equivalents, and restricted cash was as follows:

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$708,761	$656,321
Restricted cash, current	1,574	—
Restricted cash, non-current	193	1,765
Total cash, cash equivalents, and restricted cash	$710,528	$658,086

Property, Equipment, and Software, Net
Property, equipment, and software, net consisted of the following:

	June 30, 2024	December 31, 2023
Internal-use software and website development	$86,544	$73,881
Computer equipment and purchased software	4,732	4,405
Leasehold improvements	6,923	6,923
Furniture and fixtures	2,757	2,757
Total property, equipment, and software	100,956	87,966
Less accumulated depreciation and amortization	(67,888)	(57,558)
Property, equipment, and software, net	$33,068	$30,408
The following table presents depreciation and amortization expense related to property, equipment, and software as well as the portion of amortization expense related to internal-use software and website development that is recorded within cost of revenue in the Condensed Consolidated Statements of Operations (Unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Depreciation and amortization expense	$5,101	$4,650	$10,427	$9,472
Amortization expense for internal-use software and website development	4,593	4,043	9,379	8,264
Intangible Assets, Net
Intangible assets, net consisted of the following:

	June 30, 2024			December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Content assets	$18,413	$(5,055)	$13,358	$12,982	$(3,558)	$9,424
Developed technology	8,446	(6,851)	1,595	8,446	(6,150)	2,296
Intangible assets	$26,859	$(11,906)	$14,953	$21,428	$(9,708)	$11,720
Capitalization of content assets and amortization expense for intangible assets was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Capitalization of content assets	$3,511	$1,390	$5,431	$1,996
Amortization expense for intangible assets	$1,168	$681	$2,198	$1,370

As of June 30, 2024, future expected amortization expense for intangible assets was as follows:

Remainder of 2024	$2,802
2025	5,321
2026	2,726
2027	1,929
2028	1,633
Thereafter	542
Total	$14,953
6.    LEASES
We have entered into various non-cancelable office space operating leases with lease periods expiring through April 2025. These leases do not contain residual value guarantees, covenants, or other restrictions.
In May 2022, we entered into an agreement to sublease a portion of our existing office space in Mountain View, California. The sublease is classified as an operating lease. The term commenced on June 1, 2022 and terminates on October 31, 2024. Sublease income from this agreement was $680 and $1,360 for the three and six months ended June 30, 2024 and 2023.
7.    INCOME TAXES
Income tax expense or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, we update the estimate of the annual effective tax rate, and if the estimated tax rate changes, we record a cumulative adjustment.
Our effective tax rate for the three months ended June 30, 2024 and 2023 was (4.7%) and (5.3%). For the six months ended June 30, 2024 and 2023, our effective tax rate was (4.3%) and (5.0%). The difference between the effective tax rate and the U.S. federal statutory rate is primarily due to a valuation allowance for our federal and state net deferred tax assets, income taxes on foreign operations, U.S. state income taxes, and stock-based compensation expense.
As of June 30, 2024, we continued to have a full valuation allowance against our U.S. federal and state deferred tax assets. Management regularly evaluates the realizability of our deferred tax assets. Adjustments are recorded to income during the period in which management makes the determination a deferred tax asset is more likely than not to be realized.
8.    NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(22,974)	$(31,743)	$(44,230)	$(64,107)
Denominator:
Weighted-average shares used in computing net loss per share—basic and diluted	156,292,508	150,262,064	156,335,959	149,621,816
Net loss per share—basic and diluted	$(0.15)	$(0.21)	$(0.28)	$(0.43)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2024	2023
Restricted stock units (“RSUs”)	19,121,334	22,358,430
Common stock options	9,393,006	14,874,208
Performance stock units (“PSUs”)	300,416	—
ESPP stock purchase rights (“ESPP Rights”)	199,814	122,467
Total	29,014,570	37,355,105
9.    COMMITMENTS AND CONTINGENCIES
Purchase Obligations
Our purchase obligations primarily relate to a third-party cloud infrastructure agreement, subscription arrangements, and service agreements used to facilitate our operations. As of June 30, 2024, we had approximately $15,160 of future minimum payments under our non-cancelable purchase obligations with a remaining term in excess of one year, which are expected to be paid through 2026.
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
We regularly review the status of each significant matter and assess its potential likelihood of loss or exposure. We record an accrual for loss contingencies for legal proceedings when we believe that an unfavorable outcome is both (i) probable and (ii) the amount or range of any possible loss is reasonably estimable. The actual liability in any such matters may be materially different from the Company’s estimates, if any, which could result in the need to adjust the liability and record additional expenses.
Privacy Class Action Lawsuit and Arbitration Matters
In November 2023, a putative class action lawsuit, captioned Iman Ghazizadeh, et al v. Coursera, Inc., was filed against Coursera, Inc. in the United States District Court for the Northern District of California (the “Court”). The complaint asserts claims for alleged violations of the Video Privacy Protection Act (“VPPA”), and alleges, among other things, that without consent or knowledge of the plaintiff, Coursera disclosed the video viewing history and certain other information of the plaintiff to a third-party company and made similar disclosures without the knowledge or consent of other unidentified users. The plaintiff seeks monetary damages for certain violations under the VPPA, including interest and reasonable attorneys’ fees. We filed a motion to dismiss in January 2024 and a motion to compel arbitration in April 2024. The Court granted the motion to compel arbitration in June 2024, and the litigation is now stayed pending arbitration of the individual plaintiffs’ claims. Given the procedural posture and the nature of such litigation matter, it is not possible to reasonably estimate the probability that we will ultimately prevail or be held liable for the violations alleged in this complaint, nor is it possible to reasonably estimate the loss, if any, or range of loss that could result from this matter. We dispute the claims and intend to vigorously defend against them.

In addition, law firms representing approximately 30,000 claimants have threatened to file or filed individual arbitration demands that allege claims similar to those in the VPPA class action lawsuit described above, with certain firms also claiming violations of the Electronic Communications Privacy Act, the California Invasion of Privacy Act, and/or various state wiretapping and unfair or deceptive practices laws. Under the VPPA, each claimant may be entitled to recover damages in the maximum amount of $2,500 for each alleged violation of the VPPA, as well as punitive damages, attorneys’ fees and costs, and equitable relief. In June 2024, without admitting any liability or wrongdoing, we reached an agreement in principle to resolve the claims threatened on behalf of approximately 7,300 claimants. During the three months ended June 30, 2024, we recorded an accrual with respect to these claimants, and the corresponding net loss recognized in our Condensed Consolidated Statements of Operations (Unaudited) is not material. With respect to the remaining claimants, it is not possible to reasonably estimate the probability that we will ultimately prevail or be held liable for the alleged violations, nor is it possible to reasonably estimate the loss, if any, or range of loss that could result from these matters, given the procedural posture and the nature of such matters. We dispute the claims and intend to vigorously defend against them.

During the three and six months ended June 30, 2024, we recognized $1,259 in legal fees related to these matters.

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
10.    STOCKHOLDERS’ EQUITY
Share Repurchase Program
On April 26, 2023, our board of directors approved a share repurchase program with authorization to purchase up to $95 million of our common stock, excluding commissions and fees (the “Repurchase Program”). During the three and six months ended June 30, 2024, we repurchased an aggregate of 2,668,017 shares and 3,099,800 shares of our common stock for $30.7 million and $36.7 million, and during the three and six months ended June 30, 2023, we repurchased an aggregate of 4,520,293 shares of our common stock for $54.5 million. We funded these share repurchases with our existing cash and cash equivalents. As of May 7, 2024, we completed the purchase authorization under the Repurchase Program.
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
As of June 30, 2024, 17,018,890 shares and 5,352,623 shares of our common stock were reserved for future issuance under the 2021 Plan and ESPP. During the three months ended June 30, 2024, we began reissuing shares of our common stock from treasury stock to settle stock option exercises, vesting of RSUs, and ESPP purchases.
Stock Options
We grant stock options at prices equal to the grant date fair value. Typically, these stock options expire ten years from the grant date and vest ratably over a four-year service period.

Stock option activity for the six months ended June 30, 2024 was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balance—December 31, 2023	11,165,138	$7.03	5.22	$142,444
Exercised	(1,686,789)	3.27
Canceled	(85,343)	14.25
Balance—June 30, 2024	9,393,006	$7.64	5.12	$18,655
Options vested	8,390,995	$6.57	4.79	$18,655
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
RSU and PSU activity for the six months ended June 30, 2024 was as follows:

	RSUs			PSUs
	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested balance—December 31, 2023	18,361,046	$15.24	$355,653	—	$—	$—
Granted(1)	6,351,515	13.35		300,416	14.36
Vested	(4,036,128)	16.06		—
Forfeited	(1,555,099)	14.82		—
Unvested balance—June 30, 2024	19,121,334	$14.47	$136,909	300,416	$14.36	$2,151

(1) For PSUs, the amount presented as the number of units granted is based on the performance condition being achieved at the target level. Once the performance period is complete, the number of units that will vest may range from 0% to 150% of the target amount based on actual performance.

Stock-Based Compensation Expense
Stock-based compensation expense is classified in the Condensed Consolidated Statements of Operations (Unaudited) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$710	$914	$1,369	$1,791
Research and development	10,873	13,303	21,874	26,768
Sales and marketing	8,520	7,499	16,442	15,856
General and administrative	9,913	7,609	18,188	15,240
Restructuring related charges	—	(17)	—	(5,605)
Total	$30,016	$29,308	$57,873	$54,050
We capitalized $2,256 and $2,294 of stock-based compensation related to our internal-use software during the three months ended June 30, 2024 and 2023 and $4,090 and $3,605 during the six months ended June 30, 2024 and 2023.
The table below presents unrecognized employee compensation cost related to unvested shares and the weighted-average period over which it is expected to be recognized as of June 30, 2024:

	June 30, 2024
	Unrecognized employee compensation cost related to unvested shares	Weighted-average period over which the compensation is expected to be recognized (in years)
RSUs	$239,047	2.6
Common stock options	9,496	2.0
ESPP Rights	8,141	1.1
PSUs	3,134	1.9
Common Stock Reserved for Issuance
The following table presents total shares of our common stock reserved for future issuance:

	June 30, 2024	December 31, 2023
RSUs outstanding	19,121,334	18,361,046
Stock options outstanding	9,393,006	11,165,138
PSUs outstanding	300,416	—
Shares available for future grants	22,371,513	16,913,085
Total shares of common stock reserved	51,186,269	46,439,269
401(k) Plan
We have a 401(k) savings plan that provides for a discretionary employer-matching contribution. We made matching contributions of $530 and $604 to the plan for the three months ended June 30, 2024 and 2023 and $1,384 and $1,460 for the six months ended June 30, 2024 and 2023.

12.    RELATED-PARTY TRANSACTIONS
We have a content sourcing agreement with DeepLearning.AI Corp (“DeepLearning.AI”), which was entered into in the normal course of business and under standard terms. Dr. Andrew Ng, one of our co-founders and Chairman of our board of directors, owns DeepLearning.AI. Content fees earned by DeepLearning.AI during the three months ended June 30, 2024 and 2023 were $2,131 and $1,812. Content fees earned by DeepLearning.AI during the six months ended June 30, 2024 and 2023 were $4,440 and $3,505. Content fees earned by DeepLearning.AI were recorded within cost of revenue in the Condensed Consolidated Statements of Operations (Unaudited). As of June 30, 2024 and December 31, 2023, outstanding educator partner payables related to this content sourcing agreement were $2,131 and $3,895.
13.    SEGMENT AND GEOGRAPHIC INFORMATION
Segment Information
Our chief operating decision maker (“CODM”) is our Chief Executive Officer. For the purposes of allocating resources and assessing performance, the CODM examines three segments, which relate to our three revenue sources: Consumer, Enterprise, and Degrees. This is also consistent with how we disaggregate revenue.
Financial information for each reportable segment was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue	2024	2023	2024	2023
Consumer	$97,312	$86,999	$194,055	$169,028
Enterprise	58,727	54,180	116,221	106,353
Degrees	14,298	12,523	29,129	25,963
Total revenue	$170,337	$153,702	$339,405	$301,344

Segment gross profit
Consumer	$52,350	$45,117	$104,124	$89,734
Enterprise	39,864	38,676	78,994	73,646
Degrees	14,298	12,523	29,129	25,963
Total segment gross profit	$106,512	$96,316	$212,247	$189,343

Reconciliation of segment gross profit to gross profit
Platform and support costs	$9,866	$10,977	$19,629	$20,749
Stock-based compensation expense	710	914	1,369	1,791
Amortization of internal-use software	4,593	4,043	9,379	8,264
Amortization of intangible assets	1,168	681	2,198	1,370
Total reconciling items	16,337	16,615	32,575	32,174
Gross profit	$90,175	$79,701	$179,672	$157,169

Geographic Information
Revenue
The following table summarizes the revenue by region based on the billing address of our customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$91,157	$81,713	$183,576	$160,222
Europe, Middle East, and Africa	40,172	37,658	79,321	74,665
Asia Pacific	21,421	19,741	42,501	38,339
Other	17,587	14,590	34,007	28,118
Total	$170,337	$153,702	$339,405	$301,344
No single country other than the United States represented 10% or more of our total revenue during the three and six months ended June 30, 2024 and 2023.
Long-lived assets
The following table presents our long-lived assets, consisting of property, equipment, and software, net of depreciation and amortization, and operating lease right-of-use assets, by geographic region:

	June 30, 2024	December 31, 2023
United States	$34,279	$34,047
Rest of World	781	1,100
Total	$35,060	$35,147
14.    RESTRUCTURING RELATED CHARGES
We have been reducing our expenses, focusing our efforts, and prioritizing investments in key initiatives that are expected to drive long-term, sustainable growth.
During the six months ended June 30, 2023 we recognized a reversal of stock-based compensation expense of approximately $5.6 million, resulting from the forfeiture of RSUs and stock options associated with our November 2022 global workforce reduction.
In January 2024, we implemented a plan to restructure our Enterprise segment sales force and recognized an immaterial amount of restructuring related charges during the three months ended June 30, 2024 and $2.1 million during the six months ended June 30, 2024. Related cash payments were approximately the same for each period and are reflected as cash used in operating activities within our Condensed Consolidated Statements of Cash Flows (Unaudited). Remaining unpaid expenses relating to this restructuring are not material as of June 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following section discusses financial condition and results of operations of Coursera, Inc. and its subsidiaries (“Coursera,” the “Company,” “we,” “us,” or “our”) and should be read in conjunction with our Condensed Consolidated Financial Statements (Unaudited) and the related notes included in Item 1 of Part I of this report and together with our Consolidated Financial Statements and the related notes and the discussions under the heading “Management’s Discussions and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 22, 2024 (“Form 10-K”).
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this report other than statements of historical fact, including statements identified by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” or the negative of these terms, or similar expressions, are forward-looking statements. Forward-looking statements include, but are not limited to, statements about:
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
•our ability to successfully defend any current or future legal proceedings brought against us;
•our ability to implement and maintain effective policies, procedures, and internal controls;
•our ability to comply with potential changes in laws and regulations applicable to us or our educator partners;
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
As shifts in the digital economy are increasing the need for new skills, Coursera’s online learning offerings can meet this global demand and provide access to world-class education to learners, organizations, and institutions worldwide. We partner with over 325 leading global university and industry partners to create and distribute high-quality content that is modular, flexible, and affordable. As of June 30, 2024, approximately 155 million learners are registered on our platform to engage with a wide range of offerings from industry microcredentials, including entry-level Professional Certificates, to bachelor’s and master’s degree programs.
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
For the three months ended June 30, 2024 and 2023, we generated a net loss of $23.0 million and $31.7 million, which included stock-based compensation expense of $30.0 million and $29.3 million, and a net loss margin as a percentage of revenue of 13% and 21%.
For the six months ended June 30, 2024 and 2023, we generated a net loss of $44.2 million and $64.1 million, which included stock-based compensation expense of $57.9 million and $54.1 million, and a net loss margin as a percentage of revenue of 13% and 21%.
Factors Affecting Our Performance
We believe that the growth of our business and our future success are dependent upon many factors. While each of these factors present significant opportunities for us, these factors also pose challenges that we must successfully address in order to sustain the growth of our business and enhance our results of operations.

Ability to attract, engage, and retain new learners, Enterprise customers, and Degrees students. In order to grow our business, we must attract new learners, Enterprise customers, and Degrees students efficiently and increase engagement on our platform over time. Our Consumer learners are the most important source of our overall learner base, as they contribute to both our Enterprise and Degrees revenue in addition to the Consumer revenue they may provide, and increase engagement and retention on our platform over time. We continue to refine our Degrees business model and may need to adjust it as laws, regulations, and market demands change. As a result, we have experienced and may continue to experience shifts in our related customer base, including university partners and Degrees students.
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

Results of Operations
The following table summarizes our results of operations, which are not necessarily indicative of results to be expected for future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Revenue	$170,337	$153,702	$339,405	$301,344
Cost of revenue(1)	80,162	74,001	159,733	144,175
Gross profit	90,175	79,701	179,672	157,169
Operating expenses:
Research and development(1)	33,701	41,286	68,311	85,095
Sales and marketing(1)	58,069	52,001	115,654	104,873
General and administrative(1)	29,570	24,937	54,513	50,460
Restructuring related charges(1)	44	(147)	2,145	(5,806)
Total operating expenses	121,384	118,077	240,623	234,622
Loss from operations	(31,209)	(38,376)	(60,951)	(77,453)
Other income, net:
Interest income, net	9,286	8,240	18,869	16,277
Other (expense) income, net	(21)	(8)	(306)	94
Loss before income taxes	(21,944)	(30,144)	(42,388)	(61,082)
Income tax expense	1,030	1,599	1,842	3,025
Net loss	$(22,974)	$(31,743)	$(44,230)	$(64,107)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$710	$914	$1,369	$1,791
Research and development	10,873	13,303	21,874	26,768
Sales and marketing	8,520	7,499	16,442	15,856
General and administrative	9,913	7,609	18,188	15,240
Restructuring related charges	—	(17)	—	(5,605)
Total stock-based compensation expense	$30,016	$29,308	$57,873	$54,050

The following table summarizes our results of operations as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Cost of revenue	47	48	47	48
Gross profit	53	52	53	52
Operating expenses:
Research and development	20	27	20	28
Sales and marketing	34	34	34	35
General and administrative	17	16	16	17
Restructuring related charges	—	—	1	(2)
Total operating expenses	71	77	71	78
Loss from operations	(18)	(25)	(18)	(26)
Other income, net:
Interest income, net	5	5	6	6
Other (expense) income, net	—	—	—	—
Loss before income taxes	(13)	(20)	(12)	(20)
Income tax expense	—	1	1	1
Net loss	(13)%	(21)%	(13)%	(21)%
Comparison of the Three and Six Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Revenue:
Consumer	$97,312	$86,999	$10,313	12%	$194,055	$169,028	$25,027	15%
Enterprise	58,727	54,180	4,547	8%	116,221	106,353	9,868	9%
Degrees	14,298	12,523	1,775	14%	29,129	25,963	3,166	12%
Total revenue	$170,337	$153,702	$16,635	11%	$339,405	$301,344	$38,061	13%
Revenue for the three months ended June 30, 2024 was $170.3 million compared to $153.7 million for the three months ended June 30, 2023. Revenue increased by $16.6 million, or 11%, compared to the three months ended June 30, 2023. The increase was primarily driven by a 20% increase in the average total number of registered learners resulting in more paid learners, a 17% increase in the average total number of Paid Enterprise Customers, and a 19% increase in the number of Degrees students.
For the three months ended June 30, 2024, Consumer revenue increased by $10.3 million, or 12%, compared to the three months ended June 30, 2023. New learners that registered after June 30, 2023 contributed $40.0 million to Consumer revenue of $97.3 million for the three months ended June 30, 2024. The remaining $57.3 million of Consumer revenue was attributable to learners that were registered on our platform as of June 30, 2023, thus retaining 66% of the revenue from those registered learners.
For the three months ended June 30, 2024, Enterprise revenue increased by $4.5 million, or 8%, compared to the three months ended June 30, 2023 attributable to an increase in new customers. Acquisitions of new customers drove an increase of $10.7 million, offset by a $6.2 million decrease attributable to contraction of existing customer spend.

For the three months ended June 30, 2024, Degrees revenue increased by $1.8 million, or 14%, compared to the three months ended June 30, 2023. The $1.8 million increase in revenue was primarily attributable to $3.2 million in revenue from an increase in the number of Degrees students, partially offset by a decrease of $1.4 million due to lower revenue per student resulting from student growth in lower-priced regions.
Revenue for the six months ended June 30, 2024 was $339.4 million compared to $301.3 million for the six months ended June 30, 2023. Revenue increased by $38.1 million, or 13%, compared to the six months ended June 30, 2023. The increase was primarily driven by a 20% increase in the average total number of registered learners resulting in more paid learners, a 17% increase in the average total number of Paid Enterprise Customers, and a 19% increase in the number of Degrees students.
For the six months ended June 30, 2024, Consumer revenue increased by $25.0 million, or 15%, compared to the six months ended June 30, 2023. New learners that registered after June 30, 2023 contributed $74.1 million to Consumer revenue of $194.1 million for the six months ended June 30, 2024. The remaining $120.0 million of Consumer revenue was attributable to learners that were registered on our platform as of June 30, 2023, thus retaining 71% of the revenue from those registered learners.
For the six months ended June 30, 2024, Enterprise revenue increased by $9.9 million, or 9%, compared to the six months ended June 30, 2023 attributable to an increase in new customers. Acquisitions of new customers drove an increase of $18.4 million, offset by an $8.5 million decrease attributable to contraction of existing customer spend.
For the six months ended June 30, 2024, Degrees revenue increased by $3.2 million, or 12%, compared to the six months ended June 30, 2023. The $3.2 million increase in revenue was primarily attributable to $5.4 million in revenue from an increase in the number of Degrees students, partially offset by a decrease of $2.2 million due to lower revenue per student resulting from student growth in lower-priced regions.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Cost of revenue	$80,162	$74,001	$6,161	8%	$159,733	$144,175	$15,558	11%
Gross profit	$90,175	$79,701	$10,474	13%	$179,672	$157,169	$22,503	14%
Gross margin	53%	52%			53%	52%
Cost of revenue for the three months ended June 30, 2024 was $80.2 million compared to $74.0 million for the three months ended June 30, 2023. The primary driver for the increase was revenue growth that resulted in an increase of $6.4 million in educator partner fees and an increase of $1.0 million in amortization expense, partially offset by a decrease of $1.3 million in language translation expenses.
Content costs for the Consumer segment were $45.0 million and $41.9 million for the three months ended June 30, 2024 and 2023, with content costs as a percentage of revenue of 46% and 48% for the same periods, due to a shift in mix to lower-cost content. Content costs for the Enterprise segment were $18.9 million and $15.5 million for the three months ended June 30, 2024 and 2023, with content costs as a percentage of revenue of 32% and 29% for the same periods, with the increase due to a one-time benefit associated with a contract amendment with one of our educator partners in the prior period.
Gross margin was 53% for the three months ended June 30, 2024, compared to 52% for the three months ended June 30, 2023. The increase in gross margin was driven by a lower revenue content cost rate in our Consumer segment.
Cost of revenue for the six months ended June 30, 2024 was $159.7 million compared to $144.2 million for the six months ended June 30, 2023. The primary driver for the increase was revenue growth that resulted in an increase of $15.2 million in educator partner fees and an increase of $1.9 million in amortization expense, partially offset by a decrease of $1.8 million in language translation expenses.

Content costs for the Consumer segment were $89.9 million and $79.3 million for the six months ended June 30, 2024 and 2023, with content costs as a percentage of revenue of 46% and 47% for the same periods, due to a shift in mix to lower-cost content. Content costs for the Enterprise segment were $37.2 million and $32.7 million for the six months ended June 30, 2024 and 2023, with content costs as a percentage of revenue of 32% and 31% for the same periods, with the increase due to a one-time benefit associated with a contract amendment with one of our educator partners in the prior period.
Gross margin was 53% for the six months ended June 30, 2024, compared to 52% for the six months ended June 30, 2023. The increase in gross margin was driven by a lower revenue content cost rate in our Consumer segment.
Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$33,701	$41,286	$(7,585)	(18)%	$68,311	$85,095	$(16,784)	(20)%
Sales and marketing	58,069	52,001	6,068	12%	115,654	104,873	10,781	10%
General and administrative	29,570	24,937	4,633	19%	54,513	50,460	4,053	8%
Restructuring related charges	44	(147)	191	nm	2,145	(5,806)	7,951	nm
Total operating expenses	$121,384	$118,077	$3,307	3%	$240,623	$234,622	$6,001	3%
Total operating expenses for the three and six months ended June 30, 2024 were $121.4 million and $240.6 million compared to $118.1 million and $234.6 million for the three and six months ended June 30, 2023.
Research and development expenses for the three months ended June 30, 2024 were $33.7 million compared to $41.3 million for the three months ended June 30, 2023. The decrease was primarily due to lower personnel-related expenses of $5.5 million, including stock-based compensation expense of $2.6 million, and lower content creation costs of $1.1 million.
Research and development expenses for the six months ended June 30, 2024 were $68.3 million compared to $85.1 million for the six months ended June 30, 2023. The decrease was primarily due to lower personnel-related expenses of $11.5 million, including stock-based compensation expense of $5.0 million, and lower content creation costs of $3.7 million.
Sales and marketing expenses for the three months ended June 30, 2024 were $58.1 million compared to $52.0 million for the three months ended June 30, 2023. The increase was primarily due to an increase in marketing and advertising expenses of $3.7 million and an increase in personnel-related expenses of $2.4 million.
Sales and marketing expenses for the six months ended June 30, 2024 were $115.7 million compared to $104.9 million for the six months ended June 30, 2023. The increase was primarily due to an increase in marketing and advertising expenses of $7.7 million, and an increase in personnel-related expenses of $3.8 million.
General and administrative expenses for the three months ended June 30, 2024 were $29.6 million compared to $24.9 million for the three months ended June 30, 2023. The increase was primarily driven by $3.4 million in costs related to third party advisory, legal, and other professional fees associated with evaluating a merger and acquisition (“M&A”) transaction, $1.3 million in legal fees associated with significant and non-recurring legal matters, and an increase in personnel-related expenses of $2.9 million, including stock-based compensation expenses of $2.2 million. This increase was partially offset by a reduction of value-added tax expense of $2.4 million. Prior to November 2023, such taxes, as applicable to our Consumer revenue, were paid by Coursera to the taxing authorities. These taxes are now included in the fees charged to and paid by learners.

General and administrative expenses for the six months ended June 30, 2024 were $54.5 million compared to $50.5 million for the six months ended June 30, 2023. The increase was primarily driven by $3.4 million related to third party advisory, legal, and other professional fees associated with evaluating an M&A transaction, $1.3 million in legal fees associated with significant and non-recurring legal matters, and an increase in personnel-related expenses of $4.0 million, including stock-based compensation expenses of $3.0 million. This increase was partially offset by a reduction of value-added tax expense of $5.1 million. Prior to November 2023, such taxes, as applicable to our Consumer revenue, were paid by Coursera to the taxing authorities. These taxes are now included in the fees charged to and paid by learners.
Restructuring related charges for the three months ended June 30, 2024 and 2023 were immaterial.
Restructuring related charges for the six months ended June 30, 2024 and 2023 were $2.1 million related to a plan implemented in January 2024 to restructure our Enterprise segment sales force compared to $(5.8) million for the six months ended June 30, 2023 primarily relating to the reversal of stock-based compensation expense for the forfeitures of restricted stock units (“RSUs”) and stock options resulting from our global workforce reduction initiated in November 2022. Refer to Note 14, “Restructuring Related Charges,” in the notes to our Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Form 10-Q for further information.
Other Income (Expense)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Interest income, net	$9,286	$8,240	$1,046	13%	$18,869	$16,277	$2,592	16%
Other (expense) income, net	(21)	(8)	(13)	nm	(306)	94	(400)	nm
Total other income, net	$9,265	$8,232	$1,033	13%	$18,563	$16,371	$2,192	13%
Total other income, net for the three and six months ended June 30, 2024 primarily reflected interest income earned on cash and cash equivalents. Interest income was higher during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 due to a rise in interest rates and our average rate of return on investments in U.S. Treasury securities.
Income Tax Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Income tax expense	$1,030	$1,599	$(569)	(36)%	$1,842	$3,025	$(1,183)	(39)%
Income tax expense for the three and six months ended June 30, 2024 and 2023 was primarily related to our foreign operations.
Liquidity and Capital Resources
Overview
As of June 30, 2024, our principal source of liquidity was cash and cash equivalents totaling $708.8 million.
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

We believe that our existing cash and cash equivalents and our expected cash flows from operations will be sufficient to meet our cash needs for at least the next 12 months. Over the longer term, our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our expenditures to support sales and marketing as well as research and development efforts, the continuing market acceptance of our offerings, and any investments or acquisitions we may choose to pursue in the future. In the event that we need to borrow funds or issue additional equity, we cannot assure you that any such additional financing will be available on terms acceptable to us, if at all. In addition, any future borrowings may result in additional restrictions on our business, and any issuance of additional equity would result in dilution to investors. If we are unable to raise additional capital when desired and on terms acceptable to us, our business, results of operations, and financial condition could be materially and adversely affected.
Contractual Obligations and Commitments
Except as discussed in Note 6, Leases, and Note 9, Commitments and Contingencies, in the notes to our Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Form 10-Q, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the three and six months ended June 30, 2024 as compared to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, set forth in our Form 10-K.
Share Repurchase Program
On April 26, 2023, our board of directors approved a share repurchase program with authorization to purchase up to $95 million of our common stock, excluding commissions and fees (the “Repurchase Program”). In May 2024, we completed the purchase authorization under the Repurchase Program, which was funded with our existing cash and cash equivalents.
During the three and six months ended June 30, 2024, we repurchased an aggregate of 2,668,017 shares and 3,099,800 shares of our common stock for $30.7 million and $36.7 million. During the three and six months ended June 30, 2023, we repurchased an aggregate of 4,520,293 shares of our common stock for $54.5 million.
Cash Flows
The following table summarizes our cash flows:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$48,301	$(1,679)
Net cash provided by investing activities	52,835	103,619
Net cash used in financing activities	(48,694)	(60,277)
Net increase in cash, cash equivalents, and restricted cash	$52,442	$41,663
Operating Activities
Cash provided by operating activities mainly consists of our net loss adjusted for certain non-cash items, including stock-based compensation expense and depreciation and amortization, as well as the effect of changes in operating assets and liabilities during each period. Operating cash is primarily sourced by customer payments and is primarily used to pay for personnel-related expenses, educator partner fees, marketing and advertising expenses, third-party cloud infrastructure expenses, and indirect taxes.
For the six months ended June 30, 2024, net cash provided by operating activities was $48.3 million, primarily resulting from improved operating leverage and working capital driven by (i) an increase in accounts receivable collections and (ii) deferred revenue growth.
For the six months ended June 30, 2023, net cash used in operating activities was $1.7 million, primarily resulting from our net loss and (i) an increase in accounts receivables caused by invoice timing and collections, (ii) an increase in educator partner grant payments, and (iii) an increase in deferred commissions, offset by (iv) deferred revenue growth and (v) an increase in content fees payable to our largest educator partner resulting from the extension of our multi-year agreement with them.

Cash provided by operating activities increased by $50.0 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily resulting from (i) improved operating leverage and (ii) an increase in accounts receivables collections, partially offset by (iii) an increase in content fees payable to our largest educator partner resulting from the extension of our multi-year agreement with them.
Investing Activities
For the six months ended June 30, 2024, net cash provided by investing activities was $52.8 million, primarily as a result of (i) proceeds from maturities of marketable securities, partially offset by (ii) capitalized internal-use software costs, (iii) purchases of content assets, and (iv) capital expenditures for property, equipment, and software.
For the six months ended June 30, 2023, net cash provided by investing activities was $103.6 million, primarily as a result of (i) proceeds from maturities of marketable securities, partially offset by (ii) purchases of marketable securities, (iii) capitalized internal-use software costs, (iv) capital expenditures of property, equipment, and software, and (v) purchases of content assets.
Financing Activities
For the six months ended June 30, 2024 and 2023, net cash used in financing activities was $48.7 million and $60.3 million, primarily as a result of (i) payments related to repurchases of common stock under the Repurchase Program and (ii) payments for tax withholdings on vesting of RSUs, partially offset by (iii) proceeds from the issuance of common stock from employee stock option exercises and (iv) proceeds from the employee stock purchase plan.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
New Registered Learners	6.6	5.7	13.2	11.2

	June 30,
	2024	2023
	(in millions, except percentages)
Total Registered Learners	155.1	129.4
Total Registered Learners year-over-year (“YoY”) growth	20%

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

	June 30,
	2024	2023
	(in thousands)
Number of Degrees Students	22.6	19.1
YoY growth	19%
Paid Enterprise Customers
We count the total number of Paid Enterprise Customers that are active on our platform at the end of each period. For purposes of determining our customer count, we treat each customer account that has a corresponding contract as a unique customer, and a single organization with multiple divisions, segments, or subsidiaries may be counted as multiple customers. We define a “Paid Enterprise Customer” as a customer who purchases Coursera via our direct sales force. For purposes of determining our Paid Enterprise Customer count, we exclude our Enterprise customers who do not purchase Coursera via our direct sales force, including organizations engaging on our platform through our Coursera for Teams offering or through our channel partners. For the six months ended June 30, 2024, approximately 94% of Enterprise revenue was generated from our Paid Enterprise Customers. We believe that the number of Paid Enterprise Customers and our ability to increase this number is an important indicator of the growth of our Enterprise business and future Enterprise segment revenue trends.

	June 30,
	2024	2023
Paid Enterprise Customers	1,511	1,291
YoY growth	17%
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

We calculate annual recurring revenue (“ARR”) by annualizing each customer’s monthly recurring revenue (“MRR”) for the most recent month at period end. We calculate “Net Retention Rate” for a period by starting with the ARR from all Paid Enterprise Customers as of the 12 months prior to such period end, or “Prior Period ARR”. We then calculate the ARR from these same Paid Enterprise Customers as of the current period end, or “Current Period ARR”. Current Period ARR includes expansion within Paid Enterprise Customers and is net of contraction or attrition over the trailing 12 months but excludes revenue from new Paid Enterprise Customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at our Net Retention Rate for Paid Enterprise Customers. Our Net Retention Rate for Paid Enterprise Customers decreased to 93% as of June 30, 2024 from 97% as of June 30, 2023, mainly due to a reduction in the value of renewal and expansion contracts. Our Net Retention Rate for Paid Enterprise Customers is expected to fluctuate in future periods due to a number of factors, including the growth of our revenue base, the penetration within our Paid Enterprise Customer base, expansion of products and features, and our ability to retain and expand our Paid Enterprise Customers.

	Three Months Ended June 30,
	2024	2023
Net Retention Rate for Paid Enterprise Customers	93%	97%
YoY change	(4)%
Segment Revenue
We generate revenue from three reportable segments: Consumer, Enterprise, and Degrees.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Consumer revenue	$97,312	$86,999	$194,055	$169,028
YoY growth	12%		15%
Enterprise revenue	$58,727	$54,180	$116,221	$106,353
YoY growth	8%		9%
Degrees revenue	$14,298	$12,523	$29,129	$25,963
YoY growth	14%		12%
Total revenue	$170,337	$153,702	$339,405	$301,344
YoY growth	11%		13%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Consumer gross profit	$52,350	$45,117	$104,124	$89,734
Consumer segment gross margin %	54%	52%	54%	53%
Enterprise gross profit	$39,864	$38,676	$78,994	$73,646
Enterprise segment gross margin %	68%	71%	68%	69%
Degrees gross profit	$14,298	$12,523	$29,129	$25,963
Degrees segment gross margin %	100%	100%	100%	100%
Consumer segment gross margin increased to 54% in both the three and six months ended June 30, 2024 from 52% and 53% in the three and six months ended June 30, 2023. Enterprise segment gross margin decreased to 68% from 71% and 69% when comparing those same periods driven by a one-time benefit associated with a contract amendment with one of our educator partners in the prior period.
Non-GAAP Financial Measures
Non-GAAP Gross Profit, Non-GAAP Net Income (Loss), and Non-GAAP Net Income (Loss) Per Share
We define non-GAAP gross profit and non-GAAP net income (loss) as GAAP gross profit and GAAP net loss excluding: (i) stock-based compensation expense; (ii) amortization of stock-based compensation expense capitalized as internal-use software costs; (iii) payroll tax expense related to stock-based compensation; (iv) M&A related transaction costs; (v) costs and settlement (gains) losses related to significant and non-recurring legal matters, net of insurance recoveries; and (vi) restructuring related charges. Non-GAAP net income (loss) per share is calculated by dividing non-GAAP net income (loss) by the diluted weighted average shares of common stock outstanding. We believe the presentation of these adjusted operating results provides useful supplemental information to investors and facilitates the analysis and comparison of our operating results across reporting periods.
The following tables provide a reconciliation of GAAP gross profit and GAAP net loss, the most directly comparable GAAP financial measure, to non-GAAP gross profit and non-GAAP net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Gross profit	$90,175	$79,701	$179,672	$157,169
Stock-based compensation expense	710	914	1,369	1,791
Amortization of stock-based compensation capitalized as internal-use software costs	1,424	1,217	2,901	2,386
Payroll tax expense related to stock-based compensation	22	26	68	76
Non-GAAP gross profit	$92,331	$81,858	$184,010	$161,422

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net loss	$(22,974)	$(31,743)	$(44,230)	$(64,107)
Stock-based compensation expense	30,016	29,325	57,873	59,655
Amortization of stock-based compensation capitalized as internal-use software costs	1,424	1,217	2,901	2,386
Payroll tax expense related to stock-based compensation	640	1,014	2,381	2,377
M&A related transaction costs	3,369	—	3,369	—
Significant and non-recurring legal matters	1,259	—	1,259	—
Restructuring related charges	44	(147)	2,145	(5,806)
Non-GAAP net income (loss)	$13,778	$(334)	$25,698	$(5,495)
Weighted-average shares used in computing net loss per share—basic	156,292,508	150,262,064	156,335,959	149,621,816
Effect of dilutive securities(1)	4,674,908	—	9,044,276	—
Weighted-average shares used in computing non-GAAP net income (loss) per share—diluted	160,967,416	150,262,064	165,380,235	149,621,816
Net loss per share—basic and diluted	$(0.15)	$(0.21)	$(0.28)	$(0.43)
Non-GAAP net income (loss) per share—diluted	$0.09	$—	$0.16	$(0.04)
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
We define Adjusted EBITDA as our GAAP net loss excluding: (i) depreciation and amortization; (ii) interest income, net; (iii) income tax expense; (iv) other expense (income), net; (v) stock-based compensation expense; (vi) payroll tax expense related to stock-based compensation; (vii) M&A related transaction costs; (viii) costs and settlement (gains) losses related to significant and non-recurring legal matters, net of insurance recoveries; and (ix) restructuring related charges. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue.

The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Net loss	$(22,974)	$(31,743)	$(44,230)	$(64,107)
Depreciation and amortization	6,269	5,331	12,625	10,842
Interest income, net	(9,286)	(8,240)	(18,869)	(16,277)
Income tax expense	1,030	1,599	1,842	3,025
Other expense (income), net	21	8	306	(94)
Stock-based compensation expense	30,016	29,325	57,873	59,655
Payroll tax expense related to stock-based compensation	640	1,014	2,381	2,377
M&A related transaction costs	3,369	—	3,369	—
Significant and non-recurring legal matters	1,259	—	1,259	—
Restructuring related charges	44	(147)	2,145	(5,806)
Adjusted EBITDA	$10,388	$(2,853)	$18,701	$(10,385)

Net loss margin	(13)%	(21)%	(13)%	(21)%
Adjusted EBITDA Margin	6%	(2)%	6%	(3)%
Free Cash Flow
We define Free Cash Flow as net cash provided by (used in) operating activities, less purchases of property, equipment, and software, capitalized internal-use software costs, and purchases of content assets as we consider these capital expenditures necessary to support our ongoing operations. Current and prior period Free Cash Flow amounts reported herein reflect the change to our definition of Free Cash Flow to include purchases of content assets.
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
The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable GAAP financial measure, to Free Cash Flow:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$48,301	$(1,679)
Less: purchases of property, equipment, and software	(310)	(721)
Less: capitalized internal-use software costs	(8,668)	(7,604)
Less: purchases of content assets	(4,187)	(1,300)
Free Cash Flow	$35,136	$(11,304)

Critical Accounting Estimates
Our Condensed Consolidated Financial Statements (Unaudited) and the related notes thereto included elsewhere in this Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these Condensed Consolidated Financial Statements (Unaudited) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.
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
Interest Rate Risk
Our exposure to interest rate changes relates primarily to our investment portfolio. Although we are exposed to global interest rate fluctuations, U.S. interest rate fluctuations tend to have the greatest affect on our interest income, impacting the interest earned on our cash, cash equivalents, and marketable securities as well as the fair value of those securities.
Our investment policy and strategy are focused on preserving capital and supporting our liquidity requirements. We use a combination of internal and external management to execute our investment strategy and achieve our investment objectives. We invest in highly-rated securities, such as U.S. Treasury securities and U.S. government-backed money market funds, with maturities of one year or less.
Based on our investment positions as of June 30, 2024 and 2023, a hypothetical 100 basis point increase in interest rates across all maturities would have resulted in a $0.5 million and $1.3 million incremental decline in the fair value of our portfolio. Such hypothetical losses would only be realized if we sold the investments prior to their maturities.
Based on the balance of our cash, cash equivalents, and marketable securities as of June 30, 2024 and 2023, a hypothetical 100 basis point increase or decrease in interest rates would have resulted in a $7.1 million and $7.2 million increase or decrease in our interest income on an annualized basis.
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
We also maintain foreign-currency denominated cash and cash equivalents in our foreign entities to support their ongoing operations. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our Condensed Consolidated Statements of Operations (Unaudited). To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A 10% increase or decrease in current exchange rates would have resulted in an impact of $0.3 million and $1.0 million on our Condensed Consolidated Financial Statements (Unaudited) for the three months ended June 30, 2024 and 2023.

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
As required by 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q (“Form 10-Q”). Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our historical growth may not be indicative of our future growth, and our revenue growth rate may decline compared to prior years. Accordingly, you should not rely on our revenue for any previous annual or quarterly period as any indication of our revenue or revenue growth in future periods. As we grow our business, we expect our revenue growth rates may decline compared to prior years for a number of reasons, which may include more challenging comparisons to prior periods as our revenue grows, slowing demand for our platform or offerings, slowing growth of our sales, increasing competition, increasing regulation, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities. In addition, our growth rates are likely to experience increased volatility, and may decline, due to inflation and currency and interest rate fluctuations, and related shifts in societal and economic circumstances.
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
Our quarterly and annual revenue and operating results have historically fluctuated from period to period, and our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance. Factors that may cause fluctuations in our quarterly operating results include, but are not limited to, the following:
•our ability to maintain existing customers and attract new customers, including businesses, government organizations, academic institutions, and other organizations that subscribe to our Enterprise platform, as well as learners who access the content and credentialing programs available on our platform;
•our ability to continue to offer compelling content and degrees or other credentialing programs created by our industry and university partners;
•changes in, or trends affecting, subscriptions to our Enterprise platform from businesses, government organizations, academic institutions, and other organizations;
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
•changes in, or trends affecting, the mix of partners, including academic institutions, offering open online courses only and those offering certification, degree, or other credentialing programs;

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
Our future success will depend in part on the growth, if any, in the demand for online learning solutions. While the COVID-19 pandemic caused an acceleration of the market for online learning solutions, it is still less mature than the market for in-person learning and training, which many businesses currently utilize, and these businesses may be slow or unwilling to migrate from these legacy approaches. As such, it is difficult to predict learner or partner demand for our platform, learner or partner adoption and renewal, the rate at which existing learners and partners expand their engagement with our platform, the size and growth rate of the market for our platform, the entry of competitive offerings into the market, or the success of existing competitive offerings. Additionally, while we believe that generative AI technology will lead to increased demand for online learning solutions given the technology’s potentially disruptive impact on society, governments, businesses, and academic institutions contending with the need for their workforces and learners to reskill and improve productivity and agility, these expected societal changes and resulting increased demand for our online learning offerings may not materialize in the manner expected or may take longer than anticipated. In fact, there can be no assurance that generative AI technology will not displace or otherwise adversely impact demand for online learning solutions including our offerings.

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
The success of our business depends in large part on the continued and increased development and volume of compelling educational content and credentialing programs by our university and industry partners, which we refer to collectively as our educator partners, as well as maintaining existing educational content and credentialing programs. We have faced, and may continue to face challenges in establishing, maintaining, and expanding these relationships. For instance, our educator partners who use our platform are required to invest significant time and resources to adjust the manner in which they develop educational content and credentialing programs for an online learning environment. The delivery of degree programs online at academic institutions has not yet achieved widespread acceptance, and administrators and faculty members may have concerns regarding the perceived loss of control over the educational process that might result from offering courses and degrees online, the effectiveness of asynchronous learning, the heightened potential for learners to use generative AI tools to generate their online coursework, as well as concerns regarding the ability to provide high-quality education online that maintains the standards they set for their on-campus programs. There can be no assurance that online programs, such as those offered on our platform, will ever achieve significant market acceptance, and universities and organizations may therefore decline to engage with our platform. Further, if we were to lose a significant number of educator partners, including those who provide a significant portion of the educational content and credentialing programs available on our platform, or are no longer able to offer certain educational content or credentialing programs on our platform, particularly those in high demand, our reputation, growth, and revenue would be materially and adversely impacted. For the six months ended June 30, 2024, we generated approximately 30% of our total revenue from the content and credentialing programs of five partners. Total revenue includes both revenue directly attributable to a particular partner and revenue that we do not consider directly attributable, such as revenue from site-wide subscriptions or our Coursera for Teams offering. The loss of or reduction in educational content and credentialing programs from such partners could negatively affect our ability to sustain or generate revenue or reach future profitability, and would materially and adversely affect our business, financial condition, or results of operation if we are unable to timely secure comparable educational content and credentialing programs at a favorable cost from other partners.

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
•Harm to educator partner reputation. Many factors affecting our educator partners’ reputations are beyond our control and can change over time, including their academic performance and ranking among academic institutions, including with respect to a specific degree, certification, or other credentialing program.
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
•General economic conditions. Enrollment in the courses and credentialing programs offered on our platform may be affected by changes in the U.S. economy and by global economic conditions. For example, an improvement in economic conditions may reduce demand for higher educational services as potential learners may find adequate employment without additional education. Conversely, a decline in employment opportunities or economic conditions may reduce employers’ willingness to sponsor higher educational opportunities for employees given a lack of employer need for enhanced skill sets or an inability to fund such programs and could discourage learners from pursuing higher education due to an inability to afford our programs or a perception that the financial investment may not result in increased earning potential or improved employment opportunities. In addition, if current macroeconomic conditions persist or deteriorate, our ability to attract and retain paid subscribers in our Consumer segment, as well as current and prospective customers in our Enterprise segment, could be adversely affected by reductions or delays in their spending decisions.
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
If we fail to manage the growth of our business both in terms of scale and complexity, our financial results, including profit margins, and financial condition could be adversely affected.
We have experienced rapid growth and demand for our product offerings amongst both individuals and institutions, including registered learners on our platform and Paid Enterprise Customers serving the needs of businesses, government organizations, academic institutions, and other organizations. The expansion of our business, ecosystem, and offerings places a significant strain on our administrative and operational infrastructure, facilities, and other resources. Managing the future growth of our business will require us to effectively scale our operations, allocate resources, and control costs. This includes continuing to improve our sales and marketing efficiency, content development time and costs, and technology, finance, and administration teams support globally, as well as our infrastructure and platform capabilities to serve our growing learner base. We will also be required to refine our operational, financial, and management controls and reporting systems and procedures. We will need to continue to expand our partnerships with businesses, government organizations, academic institutions, and other organizations, enhance our platform and technology-enabled services, increase the volume of new educational content and credentialing programs developed by our educator partners, attract learners in a cost-effective manner, deploy preferred local payment methods and pricing models, satisfy our existing educator partners’ requirements, increase the volume of Consumer subscriptions and Enterprise licenses, respond to competitive challenges, and otherwise execute our business plan. Although our business has experienced significant growth in past years, we cannot provide any assurance that our business or revenue will continue to grow at the same rate or at all in the future.

The scalability and flexibility of our platforms depend on the functionality of our technology and network infrastructure and our ability to handle increased traffic and demand for bandwidth. The growth in registered learners and Enterprise customers using our platform and the amount of educational content available through our platform has increased the amount of data and requests that we process.

Our ability to effectively manage the growth of our business will depend on a number of factors, including our ability to:
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
These activities will require significant capital expenditures and allocation of valuable management and employee resources. We may be unable to effectively manage any future growth in an efficient, cost-effective, or timely manner, or at all, which could negatively affect our financial results and profit margins. Any failure to successfully implement systems enhancements and improvements will likely negatively impact our ability to manage our expected growth, ensure uninterrupted operation of key business systems, and comply with the rules and regulations that are applicable to public reporting companies. Moreover, if we do not effectively manage the growth of our business and operations globally, the quality of our platform could suffer, which would negatively affect our reputation, results of operations, and overall business.
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
Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, contractual, reputational, and political risks that are different from those in the U.S. In addition to our employee base in the U.S., including Puerto Rico, we have employees in various countries, including Australia, Bulgaria, Canada, France, Germany, India, Saudi Arabia, Singapore, the United Arab Emirates, and the United Kingdom in several functional areas, including product and software development, sales and marketing, talent recruitment, and general facilities management, and we have retained professional employer organizations and staffing agencies to engage personnel in certain international locations. Our international operations subject us to the compensation and benefits regulations of those jurisdictions, as well as other employer duties and obligations, that differ from the U.S. Further, enrollments of learners from other countries require us to comply with international data privacy regulations of those countries. Failure to comply with international regulations or to adequately adapt to international markets could harm our ability to successfully operate our business and pursue our business goals.
We intend to expand our international operations and continue to establish a worldwide educator partner and learner base. Our expansion efforts into international markets may not be successful. In addition, we face risks in doing business internationally, including risks associated with sales to international governments and entities, that could constrain our operations, increase our cost structure, compromise our growth prospects, and damage our reputation, including:
•the need to localize and adapt online credentialing programs for specific countries, including language translations and ensuring that these programs enable our educator partners to comply with local education laws and regulations;
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
•different pricing environments, longer sales cycles, longer accounts receivable payment cycles, restrictions on remitting payments to the U.S. or converting local currency into U.S. dollars, difficulties in adopting and supporting new and different payment preferences, and increased credit risk, levels of payment fraud, and non-payment from customers;
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
•compliance and operational challenges related to the complexity of multiple, conflicting, and changing laws and regulations addressing, but not limited to, employment, tax, privacy, data protection, consumer protection, foreign investment restrictions or requirements, economic sanctions, export controls, advertising, boycotting, money laundering, supply chain transparency, modern slavery, bribery, and corruption, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act;
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
We incurred net losses of $23.0 million and $31.7 million in the three months ended June 30, 2024 and 2023, and we had an accumulated deficit of $824.9 million as of June 30, 2024. We may not achieve profitability in the future, and even if we do, we may not be able to maintain or increase our level of profitability.
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
The process of identifying educational content and credentialing programs that we believe will be a good fit for our platform and negotiating agreements with potential educator partners is complex and time-consuming. Because of the initial reluctance on the part of some businesses, government organizations, academic institutions, and other organizations to embrace online delivery of education, training, and credentialing programs and the complicated approval process within some of these entities, our process to attract and engage a new educator partner can be lengthy.

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
In addition to our offerings for individuals, we sell our Enterprise offerings to businesses, government organizations, academic institutions, and other organizations. These customers utilize our platform to provide relevant training, skills, and credentialing programs to current and potential employees and citizens through our online platform. To maintain and expand our relationships with these entities, we must demonstrate the value, benefits, and return on investment of providing education, training, skills, and credentialing through our online platform and achieve acceptance from both employees and these entities of the merits and legitimacy of our offerings.

Our growth strategy is dependent upon increasing sales of our Enterprise offerings to these entities, which we offer on a subscription basis. We have a limited history with our subscription and pricing models and changes in our models could adversely affect our revenue and financial condition. In addition, as the market for our learning platform grows (if ever), as new competitors introduce competitive applications or services, or as we enter into new international markets, we may be unable to attract new customers at the same price or based on the same pricing models we have historically used, or for contract lengths consistent with our historical averages. For example, we often enter into subscription arrangements with businesses, government organizations, academic institutions, and other organizations in which we offer more favorable pricing terms in exchange for larger total contract values or longer contract terms. Changes to our pricing models or contract lengths could negatively impact our revenue and financial position, and we may have increased difficulty achieving growth or profitability. As we drive a greater portion of our revenue through subscriptions to our Enterprise platform, this may also result in reduced margins in the future.
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
We expect these and other existing competitors and new entrants to the online learning market to continually revise and improve their business models. If these or other market participants introduce new or improved delivery of online education and technology-enabled services that are more compelling or widely accepted than ours, our ability to grow our revenue and achieve profitability could suffer. Several new and existing companies in the online education industry provide or may provide offerings similar to what we offer on our platform, and these companies may pursue relationships with our educator partners that may reduce the educational content our partners produce for our platform. In addition, academic institutions, as well as businesses, government, and other organizations, may choose to continue using or develop their own online learning or training solutions in-house, which may become more prevalent as emerging technologies such as generative AI provide additional means of developing educational programs, rather than pay for our solutions.
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
•the ability of our current and future competitors to establish relationships with businesses, government organizations, academic institutions, and other organizations to enhance their services and expand their markets; and
•industry consolidation (such as the acquisition of edX Inc. by 2U, Inc. in 2021) and the number and rate of new entrants.
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
For-profit postsecondary institutions, many of which provide course offerings predominantly online, are under intense regulatory and other scrutiny, which has led to media attention that has sometimes portrayed that sector in an unflattering light. Some for-profit online school operators have been subject to government investigations alleging the misuse of public funds, financial irregularities, and failure to achieve positive outcomes for learners, including the inability to obtain employment in their fields, or to earn sufficient income to repay debt incurred for their education. These allegations have attracted significant adverse media coverage and have prompted legislative hearings and regulatory responses. These investigations have focused on specific companies and individuals, as well as entire industries in the case of recruiting practices by for-profit higher education companies. Even though we do not enter into university partnerships with these institutions, this negative media attention and regulatory scrutiny may nevertheless add to the skepticism about online higher education generally, including our solutions. Certain service providers assisting higher education institutions with online program development and management, typically referred to as online program managers or OPMs, are also under intense media and other scrutiny, which has led to calls for reform and enforcement by policymakers and members of Congress. Even though we do not have the kinds of affiliations or business models that have been the focus of this scrutiny, this negative media attention and regulatory scrutiny may lead to additional limitations or restrictions on our business, and our ability to grow our business and achieve profitability could be harmed.
The impact of these negative public perceptions on our current and future business is difficult to predict. If these few situations, or any additional misconduct, cause all online learning programs to be viewed unfavorably by the public or policymakers, we may find it difficult to enter into or renew agreements with our educator partners or attract additional learners for their programs. In addition, this perception or any further government investigation could serve as the impetus for more restrictive legislation or regulation, which could limit our future business opportunities. Moreover, allegations of abuse of federal financial aid funds and other statutory violations against for-profit higher education companies could negatively impact our ability to succeed due to increased regulation and decreased demand. Any of these factors could negatively impact our ability to increase our educator partner base and grow their programs, which would make it difficult to continue growing our business and could negatively affect our stock price.
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
Our future success is substantially dependent on the continued service of our senior management team, and in particular of our chief executive officer. The expertise of our senior management team in negotiating with businesses, government organizations, academic institutions, and other organizations is critical in navigating the complex approval processes of these entities. We do not maintain key-person insurance on any of our employees, including our senior management team, and our management and other U.S. employees are generally employed on an at-will basis. The loss of the services of any individual on our senior management team would make it more difficult to successfully operate our business and pursue our business goals.

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

In addition, although the COVID-19 pandemic has subsided, pandemics or other public health crises could impact our business, key metrics, and results of operations. For example, a resurgence of the COVID-19 pandemic or the emergence of another widespread health crisis could adversely impact our business if our employees or our partners’ or third-party service providers’ employees become ill and are unable to perform their duties, and our operations, internet, or mobile networks, or the operations of one or more of our third-party service providers, is impacted. Although we believe our business was positively impacted to some extent by several trends related to the height of the COVID-19 pandemic, including the increased need or willingness of businesses, government organizations, academic institutions, other organizations, and learners to adopt remote, online, and asynchronous learning and training, we cannot be certain that these trends will continue given that the risk and barriers associated with in-person learning and training have significantly decreased. In addition, in the event of another widespread public health crisis, we may experience an adverse impact to our business and the value of our common stock as a result of the crisis’ impact on the global economy and financial markets, including inflation or recession. More generally, a public health crisis or other catastrophic event could adversely affect economies and financial markets and lead to an economic downturn, which could harm our business, financial condition, and operating results.

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
Companies are facing increasing scrutiny from customers, partners, regulators, investors, and other stakeholders related to their ESG practices and disclosures. Investor advocacy groups, investment funds, and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions, and human rights. Increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor, employee or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain educator partners, and the price of our common stock. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure. Collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, and can present numerous operational, reputational, financial, legal and other risks, any of which could have a material impact on us, including on our reputation and stock price. Inadequate processes to collect and review this information prior to disclosure could subject us to potential liability related to such information. Furthermore, several U.S. states have enacted or proposed “anti-ESG” policies or legislation. While these policies and related legislation are generally targeted to investment advisory firms and mutual funds, if these investors viewed our ESG practices as contradicting such “anti-ESG” policies, such investors may not invest in the Company, and it could negatively affect the price of our common stock.
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
We are a remote-first company, allowing for almost all roles to be open to remote employees on an ongoing basis. Our remote-first employment policy could have a negative impact on the execution of our business plans and operations and create productivity, connectivity, and oversight challenges. For example, if a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult for us to continue our business for a period of time. The shift to remote working may also result in consumer privacy, IT security, and fraud vulnerabilities, which, if exploited, could result in significant recovery costs and harm to our reputation. Operating in a predominantly remote work environment and providing and maintaining the operational infrastructure necessary to support a remote work environment also present significant challenges of managing, integrating, developing, training, and motivating our global employee base, transitioning knowledge, maintaining our company culture, and employee engagement and productivity. As a result, our culture, information technology requirements, cybersecurity risk, and business operations could be adversely affected.
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
The loss or suspension of an educator partner’s accreditation or other adverse action by their institutional accreditor would render the institution or its program ineligible to participate in Title IV programs or similar government funding programs that may be in place and available to students enrolled at our Degrees partners based in and outside of the U.S. This loss, suspension or other adverse action could prevent the educator partner from offering certain educational programs, could prevent students enrolled at our Degrees partners from accessing such funding programs, and could make it impossible for the graduates of the educator partner’s program to practice the profession for which they trained. If any of these results occur, it could hurt our ability to generate revenue from that program.
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
Our educator partners include colleges, universities, and other education providers, many of which depend substantially on government funding. Any general decrease, delay, or change in federal, state, or local funding for colleges, universities, and other education providers could cause our current and potential partners to reduce their use of our platform, or delay development of content for our platform, any of which could cause us to lose learners and revenue. For example, a government shutdown as a result of failure to enact funding legislation for the government’s next fiscal year, which in turn could negatively impact our business, financial condition, and results of operations.
In addition, the increased scrutiny and results-based accountability initiatives in the education sector, as well as ongoing policy differences in Congress regarding spending levels, could lead to significant changes in connection with the pending reauthorization of the HEA and the associated negotiated rulemaking or otherwise. These changes may place additional regulatory burdens on postsecondary schools participating in the Title IV programs generally, and specific changes may be targeted at companies like us that serve higher education within the U.S. The adoption of any laws or regulations that limit our ability to provide our bundled services to our educator partners could compromise our ability to offer their programs or make our solutions less attractive to them. Congress could also enact laws or regulations that require us to modify our practices in ways that could increase our costs or otherwise adversely impact our business.
Regulatory activities and initiatives of the DOE may have similar consequences for our business even in the absence of Congressional action. According to its regulatory agenda, the DOE intends to issue proposed regulations related to distance education as early as July 2024 and related to state authorization and accreditation, among others, as early as November 2024. No assurances can be given as to how any new rules may affect our business. In addition, the U.S. Supreme Court’s decision in Loper Bright Enterprises v. Raimondo (Loper Bright) in June 2024, overturning the “Chevron doctrine” that provided for judicial deference to federal agency interpretations of statutes, has resulted in regulatory uncertainty and may cause industry uncertainty, increasing the risk of legal challenges to current DOE rules, policies, and guidance, and the potential for future enactment of Congressional legislation.

Federal funding and Congressional and DOE rule-making and priorities with respect to educational programs are subject to change, including as a result of U.S. presidential and congressional elections and political appointments, and such changes may have a material adverse impact on our business, financial condition, and results of operations.
While our Degrees business model is designed to align with guidance from a DOE “Dear Colleague” Letter, such guidance is not codified by statute or regulation and may be subject to change.
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
Further, because the bundled services exception was promulgated by agency guidance through the DCL and is not codified by statute or regulation, there is risk that the exception could be altered or removed without prior notice, public comment period, or other administrative procedural requirements that accompany formal agency rulemaking. The U.S. Supreme Court’s decision in the Loper Bright case may also result in legal challenges to the DCL or otherwise result in future changes to the bundled services exception. The DCL has been criticized by commentators and lawmakers, including in a June 2022 report by the U.S. House Committee on Appropriations, which urged the DOE to rescind the guidance. On February 15, 2023, the DOE announced that it is reviewing its DCL guidance on incentive compensation compliance. As a result, if the guidance is rescinded or amended, such changes may materially and adversely impact our business and operations as we may need to alter or replace the current tuition revenue-sharing models in our agreements with Title IV participating university partners.
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
State legislation could negatively affect our Degrees business model.
Effective July 1, 2024, a newly enacted Minnesota law prohibits their public universities from entering into revenue share arrangements to procure marketing and recruiting services in support of their online programs. The Minnesota law also mandates institutional approval for OPM contracts, sets strict reporting and marketing guidelines, and includes a temporary exemption for certain contracts modified before July 1, 2023. In the past, other states, such as California, Florida, and New Jersey, have considered similar legislation to Minnesota, but none have been enacted to date. Our current Degrees business model may be negatively affected by such state legislation, and we may be required to make changes to our model and renegotiate the terms of our university partner agreements with public universities located in such states. If we are unable to comply with the terms of such state legislation or negotiate terms with public universities acceptable under such state legislation, we may have to terminate our Degrees business model in those states, and our ability to generate revenue may be adversely affected.
If we were to become classified as a third-party service (“TPS”) under the HEA, we and our Title IV participating university partners would be subject to new compliance requirements, which could adversely impact our business and operations.
On February 15, 2023, the DOE issued “Requirements and Responsibilities for Third-Party Servicers and Institutions” (“GEN-23-03”). Prior to GEN-23-03 and based on longstanding DOE policy, only companies that assisted in financial aid administration functions were classified as a TPS. GEN-23-03 expanded the scope of TPS status to include companies that provide (among other things) recruiting services to Title IV participating universities. A Title IV participating university that engages a TPS must include specific provisions in the TPS contract and must report each TPS contract to the DOE. A company classified as a TPS falls under direct DOE oversight, is jointly and severally liable with the university for any HEA violations, and must undergo an annual audit. Subsequent to the receipt of numerous comments related to GEN-23-03 and a legal challenge, the DOE has delayed implementation of GEN-23-03 and communicated its intention to issue updated guidance on Third Party Servicers. The DOE has not provided any estimate of the timing for re-issuance of TPS-related guidance. However, according to the DOE’s regulatory agenda, the DOE intends to issue a TPS proposed regulation as early as June 2025. If in the future we are considered a TPS to those Title IV participating university partners who receive recruiting services from us, those university partners could hesitate to engage us for recruiting services to avoid compliance obligations, and we would incur additional expense in complying with TPS requirements, which could materially and adversely impact our business and operations.
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
While we rely on a variety of statutory and common-law frameworks and defenses, including those provided by the Digital Millennium Copyright Act of 1998 (“DMCA”), the Communications Decency Act of 1996 (“CDA”), the fair-use doctrine in the U.S., as well as the Digital Services Act (“DSA”), the Digital Markets Act (“DMA”) and the e-Commerce Directive in the European Union (“EU”), differences between statutes, limitations on immunity, requirements to maintain immunity, and moderation efforts in the many jurisdictions in which we operate may affect our ability to rely on these frameworks and defenses, or create uncertainty regarding liability for information or content uploaded by educator partners or learners or otherwise contributed by third-parties to our platform. For example, while Section 230 of the CDA provides certain legal protections to online platforms from litigation related to content posted by users of their platforms, Section 230 has faced increasing litigation challenges and legislative proposals regarding the scope of its protection. These actions may increase the uncertainty of litigation risk for online platforms such as ours. Furthermore, Article 17 of the EU Directive on Copyright in the Digital Single Market affords copyright owners some enforcement rights that may conflict with U.S. safe harbor protections afforded to us under the DMCA. The DSA and DMA have gone into effect in the EU, updating the rules surrounding illegal content and requiring reports on the moderation of content. Moreover, regulators in the U.S. and in other countries in which we operate may introduce new regulatory regimes that increase potential liability for information or content available on our platform, or which impose additional obligations to monitor such information or content, which could increase our costs.
We are subject to government export and import controls and anti-corruption laws and regulations that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.
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
From time to time, we may be subject to claims, lawsuits, government investigations, arbitrations, and other proceedings including IP, privacy, commercial, employment, class action, securities, whistleblower, accessibility, advertising and marketing, consumer protection, and other litigation and claims, and government and other regulatory investigations and proceedings. For example, we are currently party to a class action lawsuit alleging certain violations of the VPPA (as defined below) and face arbitration demands for alleged breach of the VPPA and other privacy laws. Additional allegations or litigation may arise against us in the future, including related to the VPPA and other privacy and consumer protection laws.

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
Any failure or perceived failure by us to comply with our privacy policies, our privacy or data protection obligations to learners or other third parties, or our privacy or data protection legal obligations, or any compromise of security that results in the unauthorized access, release, use, or transfer of sensitive information, which may include personal data or other data, may result in government enforcement actions, litigation, or public statements against us by consumer advocacy groups or others and could cause learners to lose trust in us, which could have an adverse effect on our business. Furthermore, under the terms of our agreements with degree partners and customers, and our primary legal obligations, we are responsible for the costs of investigating and disclosing data breaches. In addition to costs associated with investigating and fully disclosing a data breach in such instances, we could be subject to substantial costs to remedy the data breach, substantial monetary fines, or private claims by affected parties, and our reputation would likely be harmed.
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
We have experienced, and expect that in the future, we will experience, interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, capacity constraints, and lack of network connectivity in one or more regions, which could affect the availability of services on our platform and prevent or inhibit the ability of learners to access or complete courses and programs on our platform. Our technology infrastructure is currently hosted in third-party data centers operated by Amazon Web Services (“AWS”), and our platform and underlying technology is supported by multiple third-party providers. Any disruption in its services, or any failure of AWS or any other third-party provider to handle the demands of our platform, could significantly harm our business and damage our reputation. We do not have control over the operations of the facilities of the third-party providers that we use, and these facilities may be vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages, and similar events or acts of misconduct.

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

In the U.S., a significant example of this is the California Consumer Privacy Act (the “CCPA”), which provides data privacy rights for California consumers and new operational requirements for covered companies. The CCPA provides that covered companies must provide disclosures to California consumers and afford such consumers new data privacy rights that include the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The California Privacy Rights Act (the “CPRA”), effective as of January 1, 2023, significantly modifies the CCPA, including by imposing additional obligations on covered companies and expanding consumers’ rights with respect to certain sensitive personal information and rights to object to sharing information for behavioral advertising purposes, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Additionally, Virginia, Colorado, Connecticut, and Utah passed privacy laws that went into effect in 2023. New privacy laws have also recently been passed in Indiana, Iowa, Montana and Tennessee, which will become effective between 2024 and 2026. There are a number of additional proposals for U.S. federal and state privacy laws that, if passed, could increase our potential liability, add layers of complexity to compliance in the U.S. market, increase our compliance costs, and adversely affect our business. In addition, all 50 states have laws, including obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers, and others. Aspects of these U.S. state privacy laws and other laws and regulations relating to data protection, privacy, and information security, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them.
The EU General Data Protection Regulation and UK General Data Protection Regulation (together, “GDPR”) impose stringent data protection requirements on businesses processing personal data of EU and UK data subjects, respectively. The GDPR is wide-ranging in scope and imposes numerous additional requirements on companies that process personal data, including requiring that lawful bases exist for all processing of personal data, requiring disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security of personal data, creating mandatory data breach notification requirements in certain circumstances, and requiring that certain measures (including contractual obligations) are taken when engaging third-party processors or transferring data overseas. The GDPR also provides individuals with various rights in respect of their personal data, including rights of access, erasure, portability, rectification, restriction, and objection. Complying with the GDPR remains an onerous and potentially costly obligation as interpretations of the specific requirements emerge through the courts, enforcement decisions and regulatory guidance. The European Commission issued an adequacy decision in respect of the EU-U.S. Data Privacy Framework on July 10, 2023, permitting transfers of personal data from the EU to U.S. organizations certified under the Framework, without additional transfer mechanisms. The Framework also applies to transfers from the UK to the U.S. as of October 12, 2023. However, legal challenges to the validity of this adequacy decision have already been lodged in the EU, with further challenges expected.
Similar data privacy laws, rules, and regulations in other countries may also impact our business, such as laws in the People’s Republic of China, Singapore, Brazil, and India.
Furthermore, the future approach of legislators and regulators with respect to AI may have a significant impact on our business. On October 30, 2023, President Biden signed Executive Order 14110, “Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence (AI)”, for which the impact to private businesses is not clear. In March 2024, the European Commission adopted the Artificial Intelligence Act (“AI Act”), which is expected to take full effect in 2026. The AI Act will introduce significant compliance obligations and regulatory fines for breaches on all operators of AI systems. A particular risk of the AI Act is the potential classification of certain uses of AI systems in an educational context as high risk, significantly increasing the compliance burden associated with running such AI systems and which may bring into question the feasibility of operating AI systems for certain use cases. The full extent and applicability of these requirements to our use cases will not be certain unless and until the proposal becomes law.
We cannot yet fully determine the impact that these or future laws, rules, and regulations may have on our business or operations. These laws, rules, and regulations may be inconsistent from one jurisdiction to another, subject to differing interpretations, and may be interpreted to conflict with our practices.

Additionally, we may be bound by contractual requirements applicable to our collection, use, processing, and disclosure of various types of data, including personal information, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters. Any failure or perceived failure by us or any third parties with which we do business to comply with these laws, rules, and regulations, or with other obligations to which we or such third parties are or may become subject, may result in actions against us by government entities or private claims and litigation. For example, we are currently party to a class action lawsuit alleging certain violations of the VPPA. Any such action would be expensive to defend, may require the expenditure of substantial legal and other costs and substantial time and resources, may result in fines, penalties, or other liabilities, and likely would damage our reputation and adversely affect our business and operating results. In many jurisdictions, enforcement actions and consequences for non-compliance with protection, privacy, and information security laws and regulations are rising. In the U.S., possible consequences for non-compliance include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. In the EU, data protection authorities may impose large penalties for violations of the data protection laws, including potential fines of up to €20 million or 4% of annual global revenue, whichever is greater. The authorities have shown a willingness to impose significant fines and issue orders preventing the processing of personal data on non-compliant businesses. Data subjects also have a private right of action, as do consumer associations, to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of applicable data protection laws. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards that may legally or contractually apply to us. If we fail to follow these standards, even if no customer information is compromised, we may incur significant fines or experience a significant increase in costs.
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
We rely on a combination of IP rights, contractual protections, and other practices to protect our brand, proprietary information, technologies, and processes. We primarily rely on copyright, trade secret and patent laws to protect our proprietary technologies and processes, including the algorithms we use throughout our business. Others may independently develop the same or similar technologies and processes, or may improperly acquire and use information about our technologies and processes, which may allow them to provide a service similar to ours, which could harm our competitive position. Our principal trademark assets include the registered trademark “Coursera” and our logos and taglines. We also hold the rights to the “Coursera.org” internet domain name and various related domain names, which are subject to internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. If we are unable to protect our trademarks or domain names, our brand recognition and reputation would suffer, we would incur significant expense establishing new brands, and our operating results would be adversely impacted. As of June 30, 2024, we had 21 issued patents relating to technology features of our platform, including identity verification, content delivery and navigation, and automation, which patents expire between 2034 and 2040, and a number of U.S. pending patent applications also relating to certain technology features of our platform. We cannot predict whether any pending patent application will result in an issued patent that will effectively protect and enforce our IP. Even if a patent issues, the patent may be circumvented or its validity may be challenged in proceedings before the U.S. Patent and Trademark Office. In addition, we cannot assure you that every significant feature of technology and services will be protected by any patent or patent application. Further, to the extent we pursue patent protection for our innovations, patents we may apply for may not issue, and patents that do issue or that we acquire may not provide us with any competitive advantages or may be challenged by third parties. There can be no assurance that any patents we obtain will adequately protect our inventions or survive a legal challenge, as the legal standards relating to the validity, enforceability, and scope of protection of patent and other IP rights are uncertain.
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
In addition, as of June 30, 2024, we had 28,814,756 shares that were issuable upon exercise of outstanding stock options or the vesting of outstanding restricted and performance stock units. Sales of stock by these equity holders or the perception that such sales could occur could adversely affect the trading price of our common stock.
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
On April 26, 2023, our board of directors approved a share repurchase program with authorization to purchase up to $95 million of our common stock with no expiration date (the “Repurchase Program”). In May 2024, we completed the purchase authorization under the Repurchase Program, which was funded with our existing cash and cash equivalents.
The following table presents details of our monthly share repurchases for the three months ended June 30, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be repurchased under the program
				(in thousands)
April 2024	1,135,280	$13.87	1,135,280	$14,892
May 2024	1,532,737	$9.74	1,532,737	$—
June 2024	—	$—	—	$—
Total	2,668,017	$11.49	2,668,017	$—
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2024, the following directors each adopted a Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K, for the sale of our common stock. Shares in each Rule 10b5-1 trading arrangement that are subject to restricted stock units (“RSUs”) and stock options may only be traded following satisfaction of applicable vesting requirements. In addition, because of pricing (such as future share price targets) and timing conditions in each Rule 10b5-1 trading arrangement, it is not yet determinable how many shares actually will be sold under each plan prior to its expiration date. The maximum number of shares to be sold under each Rule 10b5-1 trading arrangement is determined as of the date the respective arrangement was adopted.
On June 12, 2024, Amanda Clark entered into a Rule 10b5-1 trading arrangement that provides for the sale of up to (i) 10,896 shares subject to the vesting of RSUs. This trading arrangement expires on May 23, 2025, or upon the earlier completion of all authorized sales.
On June 13, 2024, Andrew Ng entered into a Rule 10b5-1 trading arrangement that provides for the sale of up to 455,000 shares of our common stock. This trading arrangement expires on March 19, 2025, or upon the earlier completion of all authorized sales.
These Rule 10b5-1 trading arrangements were entered into in writing during an open trading window and are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and our policies regarding transactions in our securities.
During the three months ended June 30, 2024, no other directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Coursera, Inc. (incorporated by reference from Exhibit 3.1 filed with the registrant’s Current Report on Form 10-Q filed August 13, 2021).
3.2	Amended and Restated Bylaws of Coursera, Inc. (incorporated by reference from Exhibit 3.2 filed with the registrant’s Current Report on Form 10-Q filed August 13, 2021).
10.1+	Amended and Restated Non-Employee Director Compensation Policy of the Board of Directors of Coursera, Inc.
10.2+	Separation Agreement and General Release between Coursera, Inc. and Leah Belsky dated May 3, 2024.
10.3+	Offer Letter between Coursera, Inc. and Leah Belsky dated April 26, 2024.
10.4+	Separation Agreement and General Release between Coursera, Inc. and Shravan Goli dated May 3, 2024.
10.5+	Offer Letter between Coursera, Inc. and Shravan Goli dated April 26, 2024.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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

+     Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COURSERA, INC.

Date: August 1, 2024	By:	/s/ Jeffrey N. Maggioncalda
Jeffrey N. Maggioncalda
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: August 1, 2024	By:	/s/ Kenneth R. Hahn
Kenneth R. Hahn
Senior Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

Date: August 1, 2024	By:	/s/ Michele M. Meyers
Michele M. Meyers
Vice President, Accounting and Chief Accounting Officer
(Principal Accounting Officer)