Form 10-Q
period 2024-09-30
Coursera, Inc.
filed 2024-11-06
CIK 1651562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2024, the registrant had 158,399,814 shares of common stock, $0.00001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2024	December 31, 2023

Assets
Current assets:
Cash and cash equivalents	$719,439	$656,321
Marketable securities	—	65,746
Accounts receivable, net of allowance for credit losses of $109 and $133 as of September 30, 2024 and December 31, 2023	47,572	67,418
Deferred costs, net	24,594	26,387
Prepaid expenses and other current assets	29,592	16,614
Total current assets	821,197	832,486
Property, equipment, and software, net	36,149	30,408
Operating lease right-of-use assets	3,781	4,739
Intangible assets, net	20,538	11,720
Other assets	32,474	41,180
Total assets	$914,139	$920,533
Liabilities and Stockholders’ Equity
Current liabilities:
Educator partners payable	$97,791	$101,041
Other accounts payable and accrued expenses	25,742	23,456
Accrued compensation and benefits	22,320	22,281
Operating lease liabilities, current	755	6,557
Deferred revenue, current	152,882	137,229
Other current liabilities	15,318	7,696
Total current liabilities	314,808	298,260
Operating lease liabilities, non-current	2,972	39
Deferred revenue, non-current	1,480	2,861
Other liabilities	1,597	3,179
Total liabilities	320,857	304,339
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized and no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value—300,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 165,312,016 shares issued and 158,371,436 shares outstanding as of September 30, 2024, and 162,898,279 shares issued and 155,320,538 shares outstanding as of December 31, 2023	2	2
Additional paid-in capital	1,496,786	1,459,964
Treasury stock, at cost— 6,940,580 and 7,577,741 shares as of September 30, 2024 and December 31, 2023	(64,910)	(63,154)
Accumulated other comprehensive income	—	59
Accumulated deficit	(838,596)	(780,677)
Total stockholders’ equity	593,282	616,194
Total liabilities and stockholders’ equity	$914,139	$920,533
See notes to Condensed Consolidated Financial Statements (Unaudited).

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$176,089	$165,540	$515,494	$466,884
Cost of revenue	79,856	82,267	239,589	226,442
Gross profit	96,233	83,273	275,905	240,442
Operating expenses:
Research and development	31,615	37,616	99,926	122,711
Sales and marketing	59,027	59,792	174,681	164,665
General and administrative	27,361	25,449	81,874	75,909
Restructuring related charges	—	—	2,145	(5,806)
Total operating expenses	118,003	122,857	358,626	357,479
Loss from operations	(21,770)	(39,584)	(82,721)	(117,037)
Interest income, net	9,368	8,857	28,237	25,134
Other income (expense), net	219	(325)	(87)	(231)
Loss before income taxes	(12,183)	(31,052)	(54,571)	(92,134)
Income tax expense	1,506	1,038	3,348	4,063
Net loss	$(13,689)	$(32,090)	$(57,919)	$(96,197)
Net loss per share—basic and diluted	$(0.09)	$(0.21)	$(0.37)	$(0.64)
Weighted average shares used in computing net loss per share—basic and diluted	157,609,988	150,853,611	156,763,734	150,036,927
See notes to Condensed Consolidated Financial Statements (Unaudited).

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(13,689)	$(32,090)	$(57,919)	$(96,197)
Change in unrealized gain (loss) on marketable securities, net of tax	—	401	(59)	499
Comprehensive loss	$(13,689)	$(31,689)	$(57,978)	$(95,698)
See notes to Condensed Consolidated Financial Statements (Unaudited).

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares (1)	Amount		Shares (1)	Amount
Balance—June 30, 2024	156,792,969	$2	$1,489,751	8,519,047	$(79,672)	$—	$(824,907)	$585,174
Exercise of stock options	395,921	—	(2,359)	(395,921)	3,703	—	—	1,344
Vesting of restricted stock units, net of tax withholdings	1,169,883	—	(17,887)	(1,169,883)	10,941	—	—	(6,946)
Issuance of restricted stock awards	12,663	—	(118)	(12,663)	118	—	—	—
Stock-based compensation	—	—	27,399	—	—	—	—	27,399
Net loss	—	—	—	—	—	—	(13,689)	(13,689)
Balance—September 30, 2024	158,371,436	$2	$1,496,786	6,940,580	$(64,910)	$—	$(838,596)	$593,282
Balance—December 31, 2023	155,320,538	$2	$1,459,964	7,577,741	$(63,154)	$59	$(780,677)	$616,194
Exercise of stock options	2,082,710	—	(38)	(736,653)	6,890	—	—	6,852
Vesting of restricted stock units, net of tax withholdings	3,542,494	—	(51,445)	(2,479,179)	23,186	—	—	(28,259)
Repurchases of common stock	(3,099,800)	—	—	3,099,800	(36,705)	—	—	(36,705)
Issuance of restricted stock awards	17,028	—	(118)	(12,663)	118	—	—	—
Issuance of common stock related to employee stock purchase plan	508,466	—	(939)	(508,466)	4,755	—	—	3,816
Stock-based compensation	—	—	89,362	—	—	—	—	89,362
Other comprehensive loss	—	—	—	—	—	(59)	—	(59)
Net loss	—	—	—	—	—	—	(57,919)	(57,919)
Balance—September 30, 2024	158,371,436	$2	$1,496,786	6,940,580	$(64,910)	$—	$(838,596)	$593,282
Balance—June 30, 2023	149,635,861	$2	$1,414,559	7,268,231	$(59,230)	$(620)	$(728,230)	$626,481
Exercise of stock options	1,667,145	—	6,788	—	—	—	—	6,788
Vesting of restricted stock units, net of tax withholdings	1,258,773	—	(13,827)	—	—	—	—	(13,827)
Repurchases of common stock	(309,510)	—	—	309,510	(3,924)	—	—	(3,924)
Issuance of restricted stock awards	6,711	—	—	—	—	—	—	—
Stock-based compensation	—	—	29,572	—	—	—	—	29,572
Other comprehensive income	—	—	—	—	—	401	—	401
Net loss	—	—	—	—	—	—	(32,090)	(32,090)
Balance—September 30, 2023	152,258,980	$2	$1,437,092	7,577,741	$(63,154)	$(219)	$(760,320)	$613,401
Balance—December 31, 2022	147,935,669	$1	$1,364,116	2,747,938	$(4,701)	$(718)	$(664,123)	$694,575
Exercise of stock options	4,926,957	1	20,901	—	—	—	—	20,902
Vesting of restricted stock units, net of tax withholdings	3,860,702	—	(38,682)	—	—	—	—	(38,682)
Repurchases of common stock	(4,829,803)	—	—	4,829,803	(58,453)	—	—	(58,453)
Issuance of restricted stock awards	13,516	—	—	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	351,939	—	3,530	—	—	—	—	3,530
Stock-based compensation	—	—	87,227	—	—	—	—	87,227
Other comprehensive income	—	—	—	—	—	499	—	499
Net loss	—	—	—	—	—	—	(96,197)	(96,197)
Balance—September 30, 2023	152,258,980	$2	$1,437,092	7,577,741	$(63,154)	$(219)	$(760,320)	$613,401
(1) During the nine months ended September 30, 2024, we began settling equity awards with shares of our treasury stock. To enhance the presentation of these transactions in the Condensed Consolidated Statements of Stockholders’ Equity, we revised shares of common stock to present the amounts issued and outstanding for all periods presented.

See notes to Condensed Consolidated Financial Statements (Unaudited).

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(57,919)	$(96,197)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,732	16,502
Stock-based compensation expense	83,140	81,903
Accretion of marketable securities	(235)	(12,301)
Impairment of long-lived assets	817	2,844
Other	418	693
Changes in operating assets and liabilities:
Accounts receivable, net	19,319	(9,032)
Prepaid expenses and other assets	(2,802)	(17,008)
Operating lease right-of-use assets	3,996	3,631
Accounts payable and accrued expenses	(3,767)	32,568
Accrued compensation and other liabilities	6,080	(2,003)
Operating lease liabilities	(5,906)	(5,980)
Deferred revenue	14,273	22,451
Net cash provided by operating activities	76,146	18,071
Cash flows from investing activities:
Purchases of marketable securities	—	(121,756)
Proceeds from maturities of marketable securities	66,000	380,000
Purchases of property, equipment, and software	(504)	(1,026)
Capitalized internal-use software costs	(13,579)	(11,463)
Purchase of minority interest	—	(1,701)
Purchases of content assets	(10,182)	(3,377)
Net cash provided by investing activities	41,735	240,677
Cash flows from financing activities:
Proceeds from exercise of stock options	6,852	20,901
Proceeds from employee stock purchase plan	3,816	3,530
Payments for repurchases of common stock	(36,705)	(58,453)
Payments for tax withholding on vesting of restricted stock units	(28,259)	(38,682)
Net cash used in financing activities	(54,296)	(72,704)
Net increase in cash, cash equivalents, and restricted cash	63,585	186,044
Cash, cash equivalents, and restricted cash—Beginning of period	658,086	322,878
Cash, cash equivalents, and restricted cash—End of period	$721,671	$508,922

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$3,478	$3,809
Supplemental disclosure of noncash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$6,222	$5,324
Unpaid purchases of content assets	$3,585	$1,361
Right-of-use asset obtained in exchange for operating lease liability	$3,038	$—
See notes to Condensed Consolidated Financial Statements (Unaudited).

COURSERA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
1.    BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) of Coursera, Inc., a Delaware public benefit corporation, and its subsidiaries (“Coursera,” the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These Condensed Consolidated Financial Statements (Unaudited) have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of our financial information. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period or for any other future year.
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
Summary of Significant Accounting Policies
There have been no significant changes to our significant accounting policies, other than the updates described below, as of and for the three and nine months ended September 30, 2024 as compared to the significant accounting policies described in our Form 10-K.
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

For the purpose of assessing the concentration of credit risk with respect to accounts receivable and significant customers, we treat a group of customers under common control or customers that are affiliates of each other as a single customer. For the three and nine months ended September 30, 2024 and 2023, we did not have any customers that accounted for more than 10% of our revenue. As of September 30, 2024, we did not have any customers that accounted for more than 10% of our net accounts receivable balance.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure, on an annual and interim basis, of specified disaggregated information about certain costs and expenses. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively or retrospectively. We are currently evaluating the impact ASU 2024-03 will have on our Condensed Consolidated Financial Statements (Unaudited) and related disclosures.
3.    REVENUE RECOGNITION
Contract Balances
Contract assets and liabilities were as follows:

	September 30, 2024	December 31, 2023	January 1, 2023
Contract assets:
Billed accounts receivable, net of allowance for credit losses	$39,720	$62,407	$45,337
Unbilled accounts receivable	7,852	5,011	8,397
Total contract assets	$47,572	$67,418	$53,734
Contract liabilities:
Deferred revenue	$154,362	$140,089	$118,777
Total contract liabilities	$154,362	$140,089	$118,777
Revenue recognized during the nine months ended September 30, 2024 and 2023 that was included in the corresponding deferred revenue balance at the beginning of each year was $129,774 and $107,448.
Remaining Performance Obligations
Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue in the Condensed Consolidated Balance Sheets (Unaudited) and unbilled amounts that will be recognized as revenue in future periods. As of September 30, 2024, we had remaining performance obligations of $308,152 and expect to recognize approximately 71% as revenue over the next 12 months and the remainder thereafter.

Costs to Obtain and Fulfill Contracts
The following table presents our capitalization and amortization of commissions and related payroll tax expenditures recorded within sales and marketing in the Condensed Consolidated Financial Statements (Unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
Commissions and related payroll tax expenditures:	2024	2023	2024	2023
Capitalization	$3,754	$3,856	$8,850	$11,554
Amortization	$3,852	$3,189	$11,254	$8,803
Deferred commissions and related payroll tax expenditures included in deferred costs and in other assets were as follows:

	September 30, 2024	December 31, 2023
Deferred costs, net	$12,979	$13,168
Other assets	$13,146	$15,361
No impairment losses were recognized during the three and nine months ended September 30, 2024 and 2023.
4.    INVESTMENTS
Investments Measured at Fair Value on a Recurring Basis
The following table summarizes our investments measured at fair value on a recurring basis by balance sheet classification and investment type:

	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value - Level 1	Amortized Cost	Fair Value - Level 1
Cash equivalents—money market funds	$178,980	$178,980	$186,396	$186,396
Cash equivalents—U.S. Treasury securities	519,262	519,262	448,447	448,525
Total cash equivalents	698,242	698,242	634,843	634,921
Marketable securities—U.S. Treasury securities	—	—	65,765	65,746
Total	$698,242	$698,242	$700,608	$700,667
Gross unrealized and realized gains and losses related to our cash equivalents and marketable securities were not material for the three and nine months ended September 30, 2024 and 2023.
As of December 31, 2023, our available-for-sale marketable securities were comprised of U.S. Treasury securities, with a contractual maturity less than one year, which are backed by the full faith and credit of the U.S. government. There were no credit or non-credit impairment losses recorded during the three and nine months ended September 30, 2024 and 2023.
Investments Measured at Fair Value on a Nonrecurring Basis
Our existing equity investments are remeasured at fair value on a nonrecurring basis when an identifiable event or change in circumstance may have a significant adverse impact on its fair value. No such events or changes occurred during the three and nine months ended September 30, 2024 and 2023.

5.    CONSOLIDATED BALANCE SHEET COMPONENTS
Restricted Cash
The reconciliation of cash, cash equivalents, and restricted cash was as follows:

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$719,439	$656,321
Restricted cash, current	1,574	—
Restricted cash, non-current	658	1,765
Total cash, cash equivalents, and restricted cash	$721,671	$658,086
Property, Equipment, and Software, Net
Property, equipment, and software, net consisted of the following:

	September 30, 2024	December 31, 2023
Internal-use software and website development	$93,587	$73,881
Computer equipment and purchased software	5,280	4,405
Leasehold improvements	6,977	6,923
Furniture and fixtures	2,857	2,757
Total property, equipment, and software	108,701	87,966
Less accumulated depreciation and amortization	(72,552)	(57,558)
Property, equipment, and software, net	$36,149	$30,408
The following table presents depreciation and amortization expense related to property, equipment, and software as well as the portion of amortization expense related to internal-use software and website development that is recorded within cost of revenue in the Condensed Consolidated Statements of Operations (Unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Depreciation and amortization expense	$4,664	$4,924	$15,091	$14,396
Amortization expense for internal-use software and website development	4,206	4,320	13,585	12,584
Intangible Assets, Net
Intangible assets, net consisted of the following:

	September 30, 2024			December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Content assets	$25,441	$(6,143)	$19,298	$12,982	$(3,558)	$9,424
Developed technology	8,446	(7,206)	1,240	8,446	(6,150)	2,296
Intangible assets	$33,887	$(13,349)	$20,538	$21,428	$(9,708)	$11,720

Capitalization of content assets and amortization expense for intangible assets were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Capitalization of content assets	$7,028	$2,247	$12,459	$4,243
Amortization expense for intangible assets	$1,443	$736	$3,641	$2,106
As of September 30, 2024, future expected amortization expense for intangible assets was as follows:

Remainder of 2024	$1,678
2025	6,859
2026	4,235
2027	3,216
2028	2,923
Thereafter	1,627
Total	$20,538
6.    LEASES
We have entered into various non-cancelable office space operating leases with lease periods expiring through June 2030. These leases do not contain residual value guarantees, covenants, or other restrictions.
In May 2022, we entered into an agreement to sublease a portion of our existing office space in Mountain View, California. The sublease is classified as an operating lease. The term commenced on June 1, 2022 and terminates on October 31, 2024. Sublease income from this agreement was $680 and $2,040 for the three and nine months ended September 30, 2024 and 2023.
In August 2024, we entered into a new operating lease agreement for office space in Mountain View, California to replace our existing headquarters lease, resulting in the recognition of an operating lease right-of-use asset and operating lease liability of $3,038. The lease term commenced in September 2024 and terminates in June 2030.
7.    INCOME TAXES
Income tax expense or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, we update the estimate of the annual effective tax rate, and if the estimated tax rate changes, we record a cumulative adjustment.
Our effective tax rate for the three months ended September 30, 2024 and 2023 was (12.4%) and (3.3%). For the nine months ended September 30, 2024 and 2023, our effective tax rate was (6.1%) and (4.4%). The difference between the effective tax rate and the U.S. federal statutory rate is primarily due to a valuation allowance for our federal and state net deferred tax assets, income taxes on foreign operations, U.S. state income taxes, and stock-based compensation expense.
As of September 30, 2024, we continued to have a full valuation allowance against our U.S. federal and state deferred tax assets. Management regularly evaluates the realizability of our deferred tax assets. Adjustments are recorded to income during the period in which management makes the determination a deferred tax asset is more likely than not to be realized.

8.    NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(13,689)	$(32,090)	$(57,919)	$(96,197)
Denominator:
Weighted-average shares used in computing net loss per share—basic and diluted	157,609,988	150,853,611	156,763,734	150,036,927
Net loss per share—basic and diluted	$(0.09)	$(0.21)	$(0.37)	$(0.64)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2024	2023
Restricted stock units (“RSUs”)	17,607,688	20,125,138
Common stock options	9,572,962	12,962,760
Performance stock units (“PSUs”)	278,434	—
ESPP stock purchase rights (“ESPP Rights”)	471,680	335,440
Shares subject to repurchase	12,663	6,711
Total	27,943,427	33,430,049
9.    COMMITMENTS AND CONTINGENCIES
Purchase Obligations
Our purchase obligations primarily relate to a third-party cloud infrastructure agreement, subscription arrangements, and service agreements used to facilitate our operations. As of September 30, 2024, we had approximately $13,903 of future minimum payments under our non-cancelable purchase obligations with a remaining term in excess of one year, which are expected to be paid through 2026.
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

Privacy Class Action Lawsuit and Arbitration Matters
In November 2023, a putative class action lawsuit captioned Iman Ghazizadeh, et al v. Coursera, Inc. (the “Ghazizadeh lawsuit”) was filed against Coursera, Inc. in the United States District Court for the Northern District of California (the “Court”). The complaint asserts claims for alleged violations of the Video Privacy Protection Act (“VPPA”), and alleges, among other things, that without consent or knowledge of the plaintiff, Coursera disclosed the video viewing history and certain other information of the plaintiff to a third-party company and made similar disclosures without the knowledge or consent of other unidentified users. The plaintiff seeks monetary damages for certain violations under the VPPA, including interest and reasonable attorneys’ fees. We filed a motion to dismiss in January 2024 and a motion to compel arbitration in April 2024. The Court granted the motion to compel arbitration in June 2024. In August 2024, the parties agreed to settle the Ghazizadeh lawsuit in principle. The amount is not material for disclosure.

In addition, law firms representing approximately 30,000 claimants have threatened to file or filed individual arbitration demands that allege claims similar to those in the VPPA class action lawsuit described above, with certain firms also claiming violations of the Electronic Communications Privacy Act, the California Invasion of Privacy Act, and/or various state wiretapping and unfair or deceptive practices laws. Under the VPPA, each claimant may be entitled to recover damages in the maximum amount of $2,500 for each alleged violation of the VPPA, as well as punitive damages, attorneys’ fees and costs, and equitable relief. In October 2024, without admitting any liability or wrongdoing, we reached a settlement to resolve the claims threatened on behalf of approximately 7,300 claimants. We are in settlement discussions with the majority of the remaining claimants.

With respect to certain of the VPPA matters, inclusive of the aforementioned settlements, we have accrued $8,120 within other current liabilities and recognized a related insurance loss recovery asset of $4,745 within other current assets on the Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2024. While we maintain insurance policies intended to provide coverage for such claims and have notified our insurance carriers about these claims, there can be no assurance regarding if or to what extent our insurance may cover any such claims or any future claims.

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
Legal fees related to these matters were insignificant during the three months ended September 30, 2024 and $1,226 during the nine months ended September 30, 2024.

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
10.    STOCKHOLDERS’ EQUITY
Share Repurchase Program
On April 26, 2023, our board of directors approved a share repurchase program with authorization to purchase up to $95 million of our common stock, excluding commissions and fees. We funded these share repurchases with our existing cash and cash equivalents and completed the purchase authorization on May 7, 2024.
During the nine months ended September 30, 2024, we repurchased an aggregate of 3,099,800 shares of our common stock for $36.7 million, and during the three and nine months ended September 30, 2023, we repurchased an aggregate of 309,510 and 4,829,803 shares of our common stock for $3.9 million and $58.5 million.

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
As of September 30, 2024, 16,796,095 shares and 5,352,623 shares of our common stock were reserved for future issuance under the 2021 Plan and ESPP. During the nine months ended September 30, 2024, we began reissuing shares of our common stock from treasury stock to settle stock option exercises, vesting of RSUs, and ESPP purchases.
Stock Options
We grant stock options at prices equal to the grant date fair value. Typically, these stock options expire ten years from the grant date and vest ratably over a four-year service period.
Stock option activity for the nine months ended September 30, 2024 was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balance—December 31, 2023	11,165,138	$7.03	5.22	$142,444
Granted	612,746	7.81
Exercised	(2,082,710)	3.29
Canceled	(122,212)	17.18
Balance—September 30, 2024	9,572,962	$7.77	4.98	$21,897
Options vested	8,153,223	$6.91	4.36	$21,817
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

RSU and PSU activity for the nine months ended September 30, 2024 was as follows:

	RSUs			PSUs
	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested balance—December 31, 2023	18,361,046	$15.24	$355,653	—	$—	$—
Granted(1)	8,253,954	12.05		300,416	14.36
Vested	(6,034,832)	16.12		—	—
Forfeited	(2,972,480)	14.41		(21,982)	14.36
Unvested balance—September 30, 2024	17,607,688	$13.58	$139,805	278,434	$14.36	$2,211

(1) For PSUs, the amount presented as the number of units granted is based on the performance condition being achieved at the target level. Once the performance period is complete, the number of units that will vest may range from 0% to 150% of the target amount based on actual performance.
Stock-Based Compensation Expense
Stock-based compensation expense is classified in the Condensed Consolidated Statements of Operations (Unaudited) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$594	$239	$1,963	$2,030
Research and development	10,186	11,595	32,060	38,363
Sales and marketing	5,757	7,479	22,199	23,335
General and administrative	8,730	8,540	26,918	23,780
Restructuring related charges	—	—	—	(5,605)
Total	$25,267	$27,853	$83,140	$81,903
We capitalized $2,132 and $1,719 of stock-based compensation related to our internal-use software during the three months ended September 30, 2024 and 2023 and $6,222 and $5,324 during the nine months ended September 30, 2024 and 2023.
The table below presents unrecognized employee compensation cost related to unvested shares and the weighted-average period over which it is expected to be recognized as of September 30, 2024:

	September 30, 2024
	Unrecognized employee compensation cost related to unvested shares	Weighted-average period over which the compensation is expected to be recognized (in years)
RSUs	$209,721	2.6
Common stock options	10,120	2.7
ESPP Rights	8,153	0.9
PSUs	2,238	1.6

Common Stock Reserved for Issuance
The following table presents total shares of our common stock reserved for future issuance:

	September 30, 2024	December 31, 2023
RSUs outstanding	17,607,688	18,361,046
Stock options outstanding	9,572,962	11,165,138
PSUs outstanding	278,434	—
Shares available for future grants	22,148,718	16,913,085
Total shares of common stock reserved	49,607,802	46,439,269
401(k) Plan
We have a 401(k) savings plan that provides for a discretionary employer-matching contribution. We made matching contributions of $157 and $179 to the plan for the three months ended September 30, 2024 and 2023 and $1,541 and $1,640 for the nine months ended September 30, 2024 and 2023.
12.    RELATED-PARTY TRANSACTIONS
We have a content sourcing agreement with DeepLearning.AI Corp (“DeepLearning.AI”), which was entered into in the normal course of business and under standard terms. Dr. Andrew Ng, one of our co-founders and Chairman of our board of directors, owns DeepLearning.AI. Content fees earned by DeepLearning.AI during the three months ended September 30, 2024 and 2023 were $1,951 and $1,974. Content fees earned by DeepLearning.AI during the nine months ended September 30, 2024 and 2023 were $6,391 and $5,479. Content fees earned by DeepLearning.AI were recorded within cost of revenue in the Condensed Consolidated Statements of Operations (Unaudited). As of September 30, 2024 and December 31, 2023, outstanding educator partner payables related to this content sourcing agreement were $1,951 and $3,895.
13.    SEGMENT AND GEOGRAPHIC INFORMATION
Segment Information
Our chief operating decision maker (“CODM”) is our Chief Executive Officer. For the purposes of allocating resources and assessing performance, the CODM examines three segments, which relate to our three revenue sources: Consumer, Enterprise, and Degrees. This is also consistent with how we disaggregate revenue.

Financial information for each reportable segment was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue	2024	2023	2024	2023
Consumer	$102,315	$98,973	$296,370	$268,001
Enterprise	60,381	54,887	176,602	161,240
Degrees	13,393	11,680	42,522	37,643
Total revenue	$176,089	$165,540	$515,494	$466,884

Segment gross profit
Consumer	$55,266	$51,762	$159,390	$141,496
Enterprise	42,302	37,099	121,296	110,745
Degrees	13,393	11,680	42,522	37,643
Total segment gross profit	$110,961	$100,541	$323,208	$289,884

Reconciliation of segment gross profit to gross profit
Platform and support costs	$8,485	$11,973	$28,114	$32,722
Stock-based compensation expense	594	239	1,963	2,030
Amortization of internal-use software	4,206	4,320	13,585	12,584
Amortization of intangible assets	1,443	736	3,641	2,106
Total reconciling items	14,728	17,268	47,303	49,442
Gross profit	$96,233	$83,273	$275,905	$240,442
Geographic Information
Revenue
The following table summarizes the revenue by region based on the billing address of our customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$92,156	$89,018	$275,732	$249,240
Europe, Middle East, and Africa	42,170	38,813	121,491	113,478
Asia Pacific	23,444	21,867	65,945	60,206
Other	18,319	15,842	52,326	43,960
Total	$176,089	$165,540	$515,494	$466,884
No single country other than the United States represented 10% or more of our total revenue during the three and nine months ended September 30, 2024 and 2023.
Long-lived assets
The following table presents our long-lived assets, consisting of property, equipment, and software, net of depreciation and amortization, and operating lease right-of-use assets, by geographic region:

	September 30, 2024	December 31, 2023
United States	$39,090	$34,047
Rest of World	840	1,100
Total	$39,930	$35,147

14.    RESTRUCTURING RELATED CHARGES
As we refine our business strategy and hone our focus, we have also been reducing our expenses and prioritizing investments in key initiatives that are expected to drive long-term, sustainable growth.
During the nine months ended September 30, 2023 we recognized a reversal of stock-based compensation expense of approximately $5.6 million, resulting from the forfeiture of RSUs and stock options associated with our November 2022 global workforce reduction.
In January 2024, we implemented a plan to restructure our Enterprise segment sales force and recognized restructuring related charges of $2.1 million during the nine months ended September 30, 2024. There were no restructuring related charges during the three months ended September 30, 2024. Related cash payments were $2.1 million during the nine months ended September 30, 2024 and are reflected as cash used in operating activities within our Condensed Consolidated Statements of Cash Flows (Unaudited).
On October 24, 2024, we announced a commitment to further reducing overall expenses including a reduction of our global workforce by approximately 10% to better align our cost structure and personnel needs with our business objectives, growth opportunities, and operational priorities. Expense reduction efforts will begin in the fourth quarter of 2024 and are expected to be primarily completed by March 31, 2025.
As a result of this initiative, we expect to recognize incremental expenses of $7 million to $9 million, primarily within operating expenses in the fourth quarter of 2024 and mainly consisting of personnel expenses, such as employee severance and benefits costs, all of which will result in cash expenditures over the next two fiscal quarters. We also expect the reversal of stock-based compensation expense of $2 million to $3 million, the majority of which will be recognized in the first quarter of 2025, when the forfeiture of unvested restricted stock units (“RSUs”) and stock options is expected to occur. As a result of the foregoing, the net effect on operating expenses is estimated to be $5 million to $7 million over the next two fiscal quarters. The charges that we expect to incur and the timing of related cash expenditures are subject to a number of assumptions, and actual expenses and timing may differ materially from these estimates.

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
•our expense reduction initiatives and their anticipated timing and impact;
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
As shifts in the digital economy are increasing the need for new skills, Coursera’s online learning offerings can meet this global demand and provide access to world-class education to learners, organizations, and institutions worldwide. We partner with over 350 leading global university and industry partners to create and distribute high-quality content that is modular, flexible, and affordable. As of September 30, 2024, approximately 162 million learners have registered on our platform to engage with a wide range of offerings from industry microcredentials, including entry-level Professional Certificates, to bachelor’s and master’s degree programs.
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
For the three months ended September 30, 2024 and 2023, we generated a net loss of $13.7 million and $32.1 million, which included stock-based compensation expense of $25.3 million and $27.9 million, and a net loss margin as a percentage of revenue of 8% and 19%.
For the nine months ended September 30, 2024 and 2023, we generated a net loss of $57.9 million and $96.2 million, which included stock-based compensation expense of $83.1 million and $81.9 million, and a net loss margin as a percentage of revenue of 11% and 21%.
Restructuring and Expense Reduction Initiatives
As we refine our business strategy and hone our focus, we have also been reducing our expenses and prioritizing investments in key initiatives that are expected to drive long-term, sustainable growth.
In January 2024, we implemented a plan to restructure our Enterprise segment sales force and recognized incremental operating expenses related to the restructuring of $2.1 million during the first quarter of 2024, substantially all of which was paid within the same quarter.

On October 24, 2024, we announced a commitment to reducing overall expenses, focusing efforts, and prioritizing future investments in key initiatives that are expected to drive long-term, sustainable growth. We expect this initiative to generate at least $30 million in annualized structural cost savings, creating capacity for targeted investments, as well as incremental profitability. In connection with this effort, we plan to reduce our global workforce by approximately 10% to better align our cost structure and personnel needs with our business objectives, growth opportunities, and operational priorities. Expense reduction efforts will begin in the fourth quarter of 2024 and are expected to be primarily completed by March 31, 2025.
As a result of this initiative, we expect to recognize incremental expenses of $7 million to $9 million, primarily within operating expenses in the fourth quarter of 2024 and mainly consisting of personnel expenses, such as employee severance and benefits costs, all of which will result in cash expenditures over the next two fiscal quarters. We also expect the reversal of stock-based compensation expense of $2 million to $3 million, the majority of which will be recognized in the first quarter of 2025, when the forfeiture of unvested restricted stock units (“RSUs”) and stock options is expected to occur. As a result of the foregoing, the net effect on operating expenses is estimated to be $5 million to $7 million over the next two fiscal quarters. The charges that we expect to incur and the timing of related cash expenditures are subject to a number of assumptions, and actual expenses and timing may differ materially from these estimates.
Factors Affecting Our Performance
We believe that the growth of our business and our future success are dependent upon many factors. While each of these factors present significant opportunities for us, these factors also pose challenges that we must successfully address in order to sustain the growth of our business and enhance our results of operations.
Ability to attract, engage, and retain learners, Enterprise customers, and Degrees students. In order to grow our business, we must attract learners, Enterprise customers, and Degrees students efficiently and increase engagement on our platform over time. Our Consumer learners are the most important source of our overall learner base, as they contribute to both our Enterprise and Degrees revenue in addition to the Consumer revenue they may provide, and increase engagement and retention on our platform over time. In recent months, we have observed weaker Consumer learner month over month retention rates within our subscription offerings. We continue to produce and release new content on our platform to retain and attract learners, but learner behavior may change over time due to a number of factors. We continue to refine our Degrees business model, including how we serve the needs of academic institutions across our platform, and may need to adjust it as laws, regulations, and market demands change. As a result, we have experienced and may continue to experience shifts in our related customer base, including university partners and Degrees students.
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
We believe that our reach, scale, and reputation provide an attractive value proposition for leading organizations and institutions to partner with Coursera to develop and distribute content and credentials. To be the platform of choice for educator partners, we continue to invest in increasing the size and engagement of our learner base, developing AI-powered product innovations (e.g., Course Builder and Coach), a suite of academic integrity features (e.g., identity verification and anti-plagiarism detection), improving recommendation and personalization features, developing marketing capabilities that drive higher conversion into paid offerings, and improving the analytics tools available for learners, educators, organizations, and institutions.
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

Ability to expand our international footprint. We see a significant opportunity to expand our offerings into other regions, particularly in regions with large, underserved adult learning populations. We have invested, and plan to continue to invest, in personnel and marketing efforts to support our international growth as part of our strategy to grow our customer and learner base. We also have been investing in improving the front-end experience for our Consumer learners and have been tailoring our pricing and check-out options, including selling our offerings in foreign currency, in select markets. Our business results and operations will depend on our ability to effectively price and package our Consumer products to meet demand and manage foreign currency risk.
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

Results of Operations
The following table summarizes our results of operations, which are not necessarily indicative of results to be expected for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Revenue	$176,089	$165,540	$515,494	$466,884
Cost of revenue(1)	79,856	82,267	239,589	226,442
Gross profit	96,233	83,273	275,905	240,442
Operating expenses:
Research and development(1)	31,615	37,616	99,926	122,711
Sales and marketing(1)	59,027	59,792	174,681	164,665
General and administrative(1)	27,361	25,449	81,874	75,909
Restructuring related charges(1)	—	—	2,145	(5,806)
Total operating expenses	118,003	122,857	358,626	357,479
Loss from operations	(21,770)	(39,584)	(82,721)	(117,037)
Other income, net:
Interest income, net	9,368	8,857	28,237	25,134
Other income (expense), net	219	(325)	(87)	(231)
Loss before income taxes	(12,183)	(31,052)	(54,571)	(92,134)
Income tax expense	1,506	1,038	3,348	4,063
Net loss	$(13,689)	$(32,090)	$(57,919)	$(96,197)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$594	$239	$1,963	$2,030
Research and development	10,186	11,595	32,060	38,363
Sales and marketing	5,757	7,479	22,199	23,335
General and administrative	8,730	8,540	26,918	23,780
Restructuring related charges	—	—	—	(5,605)
Total stock-based compensation expense	$25,267	$27,853	$83,140	$81,903

The following table summarizes our results of operations as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Cost of revenue	45	50	46	49
Gross profit	55	50	54	51
Operating expenses:
Research and development	18	23	20	26
Sales and marketing	33	36	34	35
General and administrative	16	15	16	16
Restructuring related charges	—	—	—	(1)
Total operating expenses	67	74	70	76
Loss from operations	(12)	(24)	(16)	(25)
Other income, net:
Interest income, net	5	6	5	5
Other income (expense), net	—	—	—	—
Loss before income taxes	(7)	(18)	(11)	(20)
Income tax expense	1	1	—	1
Net loss	(8)%	(19)%	(11)%	(21)%
Comparison of the Three and Nine Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Revenue:
Consumer	$102,315	$98,973	$3,342	3%	$296,370	$268,001	$28,369	11%
Enterprise	60,381	54,887	5,494	10%	176,602	161,240	15,362	10%
Degrees	13,393	11,680	1,713	15%	42,522	37,643	4,879	13%
Total revenue	$176,089	$165,540	$10,549	6%	$515,494	$466,884	$48,610	10%
Revenue for the three months ended September 30, 2024 was $176.1 million compared to $165.5 million for the three months ended September 30, 2023. Revenue increased by $10.5 million, or 6%, compared to the three months ended September 30, 2023. Revenue growth was primarily driven by a 19% increase in the average total number of registered learners resulting in more new paid learners, a 19% increase in the average total number of Paid Enterprise Customers, and a 29% increase in the number of Degrees students. The revenue growth contribution from these increases was partially offset by lower learner and customer retention in our Consumer and Enterprise segments globally as well as fewer new paid learners and Degrees students coming from our higher-priced regions.
For the three months ended September 30, 2024, Consumer revenue increased by $3.3 million, or 3%, compared to the three months ended September 30, 2023. New learners that registered after September 30, 2023 contributed $41.2 million to Consumer revenue of $102.3 million for the three months ended September 30, 2024. The remaining $61.1 million of Consumer revenue was attributable to learners that were registered on our platform as of September 30, 2023, thus retaining 62% of the revenue from those registered learners.
For the three months ended September 30, 2024, Enterprise revenue increased by $5.5 million, or 10%, compared to the three months ended September 30, 2023 attributable to an increase in new customers. Acquisitions of new customers drove an increase of $10.9 million, offset by a $5.4 million decrease attributable to contraction of existing customer spend.

For the three months ended September 30, 2024, Degrees revenue increased by $1.7 million, or 15%, compared to the three months ended September 30, 2023. This increase was primarily attributable to $3.4 million in revenue from an increase in the number of Degrees students, partially offset by a decrease of $1.7 million due to lower revenue per student resulting from fewer new Degrees students in our higher-priced regions.
Revenue for the nine months ended September 30, 2024 was $515.5 million compared to $466.9 million for the nine months ended September 30, 2023. Revenue increased by $48.6 million, or 10%, compared to the nine months ended September 30, 2023. Revenue growth was primarily driven by a 19% increase in the average total number of registered learners resulting in more paid learners, a 19% increase in the average total number of Paid Enterprise Customers, and a 29% increase in the number of Degrees students. The revenue growth contribution from these increases was partially offset by fewer new paid learners and Degrees students coming from our higher-priced regions.
For the nine months ended September 30, 2024, Consumer revenue increased by $28.4 million, or 11%, compared to the nine months ended September 30, 2023. New learners that registered after September 30, 2023 contributed $96.6 million to Consumer revenue of $296.4 million for the nine months ended September 30, 2024. The remaining $199.8 million of Consumer revenue was attributable to learners that were registered on our platform as of September 30, 2023, thus retaining 75% of the revenue from those registered learners.
For the nine months ended September 30, 2024, Enterprise revenue increased by $15.4 million, or 10%, compared to the nine months ended September 30, 2023 attributable to an increase in new customers. Acquisitions of new customers drove an increase of $27.3 million, offset by an $11.9 million decrease attributable to contraction of existing customer spend.
For the nine months ended September 30, 2024, Degrees revenue increased by $4.9 million, or 13%, compared to the nine months ended September 30, 2023. This increase was primarily attributable to $9.0 million in revenue from an increase in the number of Degrees students, partially offset by a decrease of $4.1 million due to lower revenue per student resulting from fewer new Degrees students in our higher-priced regions.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Cost of revenue	$79,856	$82,267	$(2,411)	(3)%	$239,589	$226,442	$13,147	6%
Gross profit	$96,233	$83,273	$12,960	16%	$275,905	$240,442	$35,463	15%
Gross margin	55%	50%			54%	51%
Cost of revenue for the three months ended September 30, 2024 was $79.9 million compared to $82.3 million for the three months ended September 30, 2023. The primary drivers of the decrease were lower cost to perform language translations resulting in savings of $2.1 million and lower residual support services expenses and credit card processing fees of $1.4 million.
Content costs for the Consumer segment were $47.0 million and $47.2 million for the three months ended September 30, 2024 and 2023, with content costs as a percentage of revenue of 46% and 48% for the same periods, due to a shift in mix to lower-cost content. Content costs for the Enterprise segment were $18.1 million and $17.8 million for the three months ended September 30, 2024 and 2023, with content costs as a percentage of revenue of 30% and 32% for the same periods, due to a shift in mix to lower-cost content and a one-time current period benefit from a significant contract that was enrolled in lower-cost content.
Gross margin was 55% for the three months ended September 30, 2024, compared to 50% for the three months ended September 30, 2023. The increase in gross margin was driven by a lower revenue content cost rate in both our Consumer and Enterprise segments and savings in language translation expenses and lower residual credit card processing fees.
Cost of revenue for the nine months ended September 30, 2024 was $239.6 million compared to $226.4 million for the nine months ended September 30, 2023. The primary drivers for the increase were revenue growth that resulted in an increase of $15.3 million in educator partner fees and an increase of $1.3 million in amortization expense for internal-use software and website development costs, partially offset by lower cost to perform language translations resulting in savings of $3.9 million in language translation expenses.

Content costs for the Consumer segment were $137.0 million and $126.5 million for the nine months ended September 30, 2024 and 2023, with content costs as a percentage of revenue of 46% and 47% for the same periods, due to a shift in mix to lower-cost content. Content costs for the Enterprise segment were $55.3 million and $50.5 million for the nine months ended September 30, 2024 and 2023, with content costs as a percentage of revenue of 31% for both periods.
Gross margin was 54% for the nine months ended September 30, 2024, compared to 51% for the nine months ended September 30, 2023. The increase in gross margin was driven by a lower revenue content cost rate in our Consumer segment, savings in language translation expenses, and lower residual credit card processing fees.
Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$31,615	$37,616	$(6,001)	(16)%	$99,926	$122,711	$(22,785)	(19)%
Sales and marketing	59,027	59,792	(765)	(1)%	174,681	164,665	10,016	6%
General and administrative	27,361	25,449	1,912	8%	81,874	75,909	5,965	8%
Restructuring related charges	—	—	—	nm	2,145	(5,806)	7,951	nm
Total operating expenses	$118,003	$122,857	$(4,854)	(4)%	$358,626	$357,479	$1,147	—%
Total operating expenses for the three and nine months ended September 30, 2024 were $118.0 million and $358.6 million compared to $122.9 million and $357.5 million for the three and nine months ended September 30, 2023.
Research and development expenses for the three months ended September 30, 2024 were $31.6 million compared to $37.6 million for the three months ended September 30, 2023. The decrease was primarily due to lower personnel-related expenses of $3.7 million, including stock-based compensation expense of $1.5 million, from shifting resources to lower cost regions, and lower content creation costs of $1.7 million.
Research and development expenses for the nine months ended September 30, 2024 were $99.9 million compared to $122.7 million for the nine months ended September 30, 2023. The decrease was primarily due to lower personnel-related expenses of $15.2 million, including stock-based compensation expense of $6.5 million, from shifting resources to lower cost regions, lower content creation costs of $5.4 million, and lower attributed facilities costs of $1.3 million.
Sales and marketing expenses for the three months ended September 30, 2024 were $59.0 million compared to $59.8 million for the three months ended September 30, 2023. The decrease was primarily due to a decrease in stock-based compensation expense of $1.8 million, partially offset by an increase in marketing and advertising expenses of $1.1 million.
Sales and marketing expenses for the nine months ended September 30, 2024 were $174.7 million compared to $164.7 million for the nine months ended September 30, 2023. The increase was primarily due to an increase in marketing and advertising expenses of $8.8 million, and an increase in personnel-related expenses of $3.3 million. The increase was partially offset by a prior year non-recurring impairment charge of $1.5 million associated with Degrees content development grants.

General and administrative expenses for the three months ended September 30, 2024 were $27.4 million compared to $25.4 million for the three months ended September 30, 2023. The increase was primarily driven by a $3.1 million loss contingency recorded related to certain significant and non-recurring legal matters as described in Note 9, “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Form 10-Q and an increase in personnel-related expenses of $2.0 million. This increase was partially offset by a reduction of value-added tax expense of $1.8 million. Prior to November 2023, such taxes, as applicable to our Consumer revenue, were paid by Coursera to the taxing authorities. These taxes are now included in the fees charged to and paid by learners.
General and administrative expenses for the nine months ended September 30, 2024 were $81.9 million compared to $75.9 million for the nine months ended September 30, 2023. The increase was primarily driven by an increase in personnel-related expenses of $6.1 million, including stock-based compensation expenses of $3.0 million, a $3.4 million loss contingency recorded related to certain significant and non-recurring legal matters as described in Note 9, “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Form 10-Q, $1.2 million in legal fees associated with significant and non-recurring legal matters, and $3.4 million related to third party advisory, legal, and other professional fees associated with evaluating an M&A transaction. This increase was partially offset by a reduction of value-added tax expense of $6.9 million. Prior to November 2023, such taxes, as applicable to our Consumer revenue, were paid by Coursera to the taxing authorities. These taxes are now included in the fees charged to and paid by learners.
There were no restructuring related charges for the three months ended September 30, 2024 and 2023.
Restructuring related charges for the nine months ended September 30, 2024 were $2.1 million related to a plan implemented in January 2024 to restructure our Enterprise segment sales force compared to $(5.8) million for the nine months ended September 30, 2023 primarily relating to the reversal of stock-based compensation expense for the forfeitures of RSUs and stock options resulting from our global workforce reduction initiated in November 2022. Refer to Note 14, “Restructuring Related Charges,” in the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Form 10-Q for further information.
Other Income (Expense)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Interest income, net	$9,368	$8,857	$511	6%	$28,237	$25,134	$3,103	12%
Other income (expense), net	219	(325)	544	nm	(87)	(231)	144	nm
Total other income, net	$9,587	$8,532	$1,055	12%	$28,150	$24,903	$3,247	13%
Total other income, net for the three and nine months ended September 30, 2024 primarily reflected interest income earned on cash and cash equivalents. Interest income was higher during the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 due to higher interest rates and our average rate of return on investments in U.S. Treasury securities.
Income Tax Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Income tax expense	$1,506	$1,038	$468	45%	$3,348	$4,063	$(715)	(18)%
Income tax expense for the three and nine months ended September 30, 2024 and 2023 was primarily related to our foreign sourced income.

Liquidity and Capital Resources
Overview
As of September 30, 2024, our principal source of liquidity was cash and cash equivalents totaling $719.4 million.
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
Contractual Obligations and Commitments
Except as discussed in Note 6, Leases, and Note 9, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Form 10-Q, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the three and nine months ended September 30, 2024 as compared to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, set forth in our Form 10-K.
Share Repurchase Program
On April 26, 2023, our board of directors approved a share repurchase program with authorization to purchase up to $95 million of our common stock, excluding commissions and fees (the “Repurchase Program”). In May 2024, we completed the purchase authorization under the Repurchase Program, which was funded with our existing cash and cash equivalents.
During the nine months ended September 30, 2024, we repurchased an aggregate of 3,099,800 shares of our common stock for $36.7 million, and during the three and nine months ended September 30, 2023, we repurchased an aggregate of 309,510 and 4,829,803 shares of our common stock for $3.9 million and $58.5 million.
Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$76,146	$18,071
Net cash provided by investing activities	41,735	240,677
Net cash used in financing activities	(54,296)	(72,704)
Net increase in cash, cash equivalents, and restricted cash	$63,585	$186,044
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

For the nine months ended September 30, 2024, net cash provided by operating activities was $76.1 million, primarily resulting from improved operating leverage and working capital driven by (i) an increase in accounts receivable collections and (ii) deferred revenue growth.
For the nine months ended September 30, 2023, net cash provided by operating activities was $18.1 million, primarily resulting from improved working capital driven by (i) the timing of content fees payable to our largest educator partner due to the extension of our multi-year agreement with them and (ii) deferred revenue growth, partially offset by (iii) educator partner grants, and (iv) an increase in accounts receivables primarily from invoice and collection timing as well as an offset from an increase in our paid media spending.
Cash provided by operating activities increased by $58.1 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily resulting from (i) improved operating leverage, (ii) an increase in accounts receivables collections, and (iii) a decrease in cash outflows related to educator partner grants as well as (iv) timing of prepayments to vendors, partially offset by (v) the timing of content fees payable to our largest educator partner resulting from the extension of our multi-year agreement with them.
Investing Activities
For the nine months ended September 30, 2024, net cash provided by investing activities was $41.7 million, primarily as a result of (i) proceeds from maturities of marketable securities, partially offset by (ii) capitalized internal-use software costs, (iii) purchases of content assets, and (iv) capital expenditures for property, equipment, and software.
For the nine months ended September 30, 2023, net cash provided by investing activities was $240.7 million, primarily as a result of (i) proceeds from maturities of marketable securities, partially offset by (ii) purchases of marketable securities, (iii) capitalized internal-use software costs, (iv) capital expenditures of property, equipment, and software, and (v) purchases of content assets.
Financing Activities
For the nine months ended September 30, 2024 and 2023, net cash used in financing activities was $54.3 million and $72.7 million, primarily as a result of (i) payments related to repurchases of common stock under the Repurchase Program and (ii) payments for tax withholdings on vesting of RSUs, partially offset by (iii) proceeds from the issuance of common stock from employee stock option exercises and (iv) proceeds from the employee stock purchase plan.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
New Registered Learners	7.0	6.5	20.2	17.7

	September 30,
	2024	2023
	(in millions, except percentages)
Total Registered Learners	162.1	135.9
Total Registered Learners year-over-year (“YoY”) growth	19%
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

	September 30,
	2024	2023
	(in thousands)
Number of Degrees Students	26.4	20.4
YoY growth	29%
Paid Enterprise Customers
We count the total number of Paid Enterprise Customers that are active on our platform at the end of each period. For purposes of determining our customer count, we treat each customer account that has a corresponding contract as a unique customer, and a single organization with multiple divisions, segments, or subsidiaries may be counted as multiple customers. We define a “Paid Enterprise Customer” as a customer who purchases Coursera via our direct sales force. For purposes of determining our Paid Enterprise Customer count, we exclude our Enterprise customers who do not purchase Coursera via our direct sales force, including organizations engaging on our platform through our Coursera for Teams offering or through our channel partners. For the nine months ended September 30, 2024, approximately 94% of Enterprise revenue was generated from our Paid Enterprise Customers. We believe that the number of Paid Enterprise Customers and our ability to increase this number is an important indicator of the growth of our Enterprise business and future Enterprise segment revenue trends.

	September 30,
	2024	2023
Paid Enterprise Customers	1,564	1,315
YoY growth	19%

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
We calculate annual recurring revenue (“ARR”) by annualizing each customer’s monthly recurring revenue (“MRR”) for the most recent month at period end. We calculate “Net Retention Rate” for a period by starting with the ARR from all Paid Enterprise Customers as of the 12 months prior to such period end, or “Prior Period ARR”. We then calculate the ARR from these same Paid Enterprise Customers as of the current period end, or “Current Period ARR”. Current Period ARR includes expansion within Paid Enterprise Customers and is net of contraction or attrition over the trailing 12 months but excludes revenue from new Paid Enterprise Customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at our Net Retention Rate for Paid Enterprise Customers. Our Net Retention Rate for Paid Enterprise Customers was 89% as of September 30, 2024 compared to 99% as of September 30, 2023, and was primarily the result of non-renewal of certain large government contracts in North America and the Asia Pacific regions. Our Net Retention Rate for Paid Enterprise Customers is expected to fluctuate in future periods due to a number of factors, including the growth of our revenue base, the penetration within our Paid Enterprise Customer base, expansion of products and features, and our ability to retain and expand our Paid Enterprise Customers.

	Three Months Ended September 30,
	2024	2023
Net Retention Rate for Paid Enterprise Customers	89%	99%
YoY change	(10)%
Segment Revenue
We generate revenue from three reportable segments: Consumer, Enterprise, and Degrees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Consumer revenue	$102,315	$98,973	$296,370	$268,001
YoY growth	3%		11%
Enterprise revenue	$60,381	$54,887	$176,602	$161,240
YoY growth	10%		10%
Degrees revenue	$13,393	$11,680	$42,522	$37,643
YoY growth	15%		13%
Total revenue	$176,089	$165,540	$515,494	$466,884
YoY growth	6%		10%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Consumer gross profit	$55,266	$51,762	$159,390	$141,496
Consumer segment gross margin %	54%	52%	54%	53%
Enterprise gross profit	$42,302	$37,099	$121,296	$110,745
Enterprise segment gross margin %	70%	68%	69%	69%
Degrees gross profit	$13,393	$11,680	$42,522	$37,643
Degrees segment gross margin %	100%	100%	100%	100%
Consumer segment gross margin increased to 54% in both the three and nine months ended September 30, 2024 from 52% and 53% in the three and nine months ended September 30, 2023. Enterprise segment gross margin increased to 70% and remained at 69% from 68% and 69% when comparing those same periods. The increases in gross margin were driven by lower revenue content cost rates in both our Consumer and Enterprise segments, the latter due to a one-time benefit from a significant contract that was enrolled in lower-cost content, for the three months ended September 30, 2024, and in our Consumer segment for the nine months ended September 30, 2024.
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
The following tables provide a reconciliation of GAAP gross profit and GAAP net loss, the most directly comparable GAAP financial measure, to non-GAAP gross profit and non-GAAP net income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Gross profit	$96,233	$83,273	$275,905	$240,442
Stock-based compensation expense	594	239	1,963	2,030
Amortization of stock-based compensation capitalized as internal-use software costs	1,297	1,325	4,198	3,711
Payroll tax expense related to stock-based compensation	13	24	81	100
Non-GAAP gross profit	$98,137	$84,861	$282,147	$246,283

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net loss	$(13,689)	$(32,090)	$(57,919)	$(96,197)
Stock-based compensation expense	25,267	27,853	83,140	87,508
Amortization of stock-based compensation capitalized as internal-use software costs	1,297	1,325	4,198	3,711
Payroll tax expense related to stock-based compensation	392	765	2,773	3,142
M&A related transaction costs	—	—	3,369	—
Significant and non-recurring legal matters	3,342	—	4,601	—
Restructuring related charges	—	—	2,145	(5,806)
Non-GAAP net income (loss)	$16,609	$(2,147)	$42,307	$(7,642)
Weighted-average shares used in computing net loss per share—basic	157,609,988	150,853,611	156,763,734	150,036,927
Effect of dilutive securities(1)	3,454,266	—	7,296,376	—
Weighted-average shares used in computing non-GAAP net income (loss) per share—diluted	161,064,254	150,853,611	164,060,110	150,036,927
Net loss per share—basic and diluted	$(0.09)	$(0.21)	$(0.37)	$(0.64)
Non-GAAP net income (loss) per share—diluted	$0.10	$(0.01)	$0.26	$(0.05)
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
We define Adjusted EBITDA as our GAAP net loss excluding: (i) depreciation and amortization; (ii) interest income, net; (iii) income tax expense; (iv) other (income) expense, net; (v) stock-based compensation expense; (vi) payroll tax expense related to stock-based compensation; (vii) M&A related transaction costs; (viii) costs and settlement (gains) losses related to significant and non-recurring legal matters, net of insurance recoveries; and (ix) restructuring related charges. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue.

The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Net loss	$(13,689)	$(32,090)	$(57,919)	$(96,197)
Depreciation and amortization	6,107	5,660	18,732	16,502
Interest income, net	(9,368)	(8,857)	(28,237)	(25,134)
Income tax expense	1,506	1,038	3,348	4,063
Other (income) expense, net	(219)	325	87	231
Stock-based compensation expense	25,267	27,853	83,140	87,508
Payroll tax expense related to stock-based compensation	392	765	2,773	3,142
M&A related transaction costs	—	—	3,369	—
Significant and non-recurring legal matters	3,342	—	4,601	—
Restructuring related charges	—	—	2,145	(5,806)
Adjusted EBITDA	$13,338	$(5,306)	$32,039	$(15,691)

Net loss margin	(8)%	(19)%	(11)%	(21)%
Adjusted EBITDA Margin	8%	(3)%	6%	(3)%
Free Cash Flow
We define Free Cash Flow as net cash provided by operating activities, less purchases of property, equipment, and software, capitalized internal-use software costs, and purchases of content assets as we consider these capital expenditures necessary to support our ongoing operations. Current and prior period Free Cash Flow amounts reported herein reflect the change to our definition of Free Cash Flow to include purchases of content assets.
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
The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable GAAP financial measure, to Free Cash Flow:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$76,146	$18,071
Less: purchases of property, equipment, and software	(504)	(1,026)
Less: capitalized internal-use software costs	(13,579)	(11,463)
Less: purchases of content assets	(10,182)	(3,377)
Free Cash Flow	$51,881	$2,205

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
Based on our investment positions as of September 30, 2024 and 2023, a hypothetical 100 basis point increase in interest rates across all maturities would have resulted in a $0.6 million and $0.7 million incremental decline in the fair value of our portfolio. Such hypothetical losses would only be realized if we sold the investments prior to their maturities.
Based on the balance of our cash, cash equivalents, and marketable securities as of September 30, 2024 and 2023, a hypothetical 100 basis point increase or decrease in interest rates would have resulted in a $7.2 million increase or decrease, in all periods presented, in our interest income on an annualized basis.
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
A 10% increase or decrease in current exchange rates would have resulted in an impact of $0.1 million and $0.8 million on our loss before income taxes in our Condensed Consolidated Financial Statements (Unaudited) for the three months ended September 30, 2024 and 2023.

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
•Our ability to improve operational efficiencies and operating costs, including through restructuring and expense reduction initiatives;
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
•Any changes to the validation or applicability of the United States (“U.S.”) Department of Education “Dear Colleague” Letter (“DCL”), on which our Degrees business model relies;
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
The success of our business depends in large part on the continued and increased development and volume of compelling educational content and credentialing programs by our university and industry partners, which we refer to collectively as our educator partners, as well as maintaining existing educational content and credentialing programs. We have faced, and may continue to face challenges in establishing, maintaining, and expanding these relationships. For instance, our educator partners who use our platform are required to invest significant time and resources to adjust the manner in which they develop educational content and credentialing programs for an online learning environment. The delivery of degree programs online at academic institutions has not yet achieved widespread acceptance, and administrators and faculty members may have concerns regarding the perceived loss of control over the educational process that might result from offering courses and degrees online, the effectiveness of asynchronous learning, the heightened potential for learners to use generative AI tools to generate their online coursework, as well as concerns regarding the ability to provide high-quality education online that maintains the standards they set for their on-campus programs. There can be no assurance that online programs, such as those offered on our platform, will ever achieve significant market acceptance, and universities and organizations may therefore decline to engage with our platform. Further, if we were to lose a significant number of educator partners, including those who provide a significant portion of the educational content and credentialing programs available on our platform, or are no longer able to offer certain educational content or credentialing programs on our platform, particularly those in high demand, our reputation, growth, and revenue would be materially and adversely impacted. For the nine months ended September 30, 2024, we generated approximately 29% of our total revenue from the content and credentialing programs of five partners. Total revenue includes both revenue directly attributable to a particular partner and revenue that we do not consider directly attributable, such as revenue from site-wide subscriptions or our Coursera for Teams offering. The loss of or reduction in educational content and credentialing programs from such partners could negatively affect our ability to sustain or generate revenue or reach future profitability, and would materially and adversely affect our business, financial condition, or results of operation if we are unable to timely secure comparable educational content and credentialing programs at a favorable cost from other partners.

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
Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, contractual, reputational, and political risks that are different from those in the U.S. In addition to our employee base in the U.S., we have employees in various countries, with the largest employee populations in Canada, India, and the United Kingdom, and we have retained professional employer organizations and staffing agencies to engage personnel in certain international locations. Our international operations subject us to the compensation and benefits regulations of those jurisdictions, as well as other employer duties and obligations, that differ from the U.S. Further, enrollments of learners from other countries require us to comply with international data privacy regulations of those countries. Failure to comply with international regulations or to adequately adapt to international markets could harm our ability to successfully operate our business and pursue our business goals.
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
We incurred net losses of $13.7 million and $32.1 million in the three months ended September 30, 2024 and 2023, and we had an accumulated deficit of $838.6 million as of September 30, 2024. We may not achieve profitability in the future, and even if we do, we may not be able to maintain or increase our level of profitability.
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

Certain expenditures, including those to expand our course offerings and the robustness of our platform, expand our learner base and our sales and marketing efforts, and improve and scale our technology, may make it more difficult for us to achieve and maintain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. Restructuring and expense reduction initiatives, including the initiative announced on October 24, 2024 (see Item 5 of Part II of this Form 10Q), could negatively impact our business, our growth, and our operational performance if they do not achieve or sustain the targeted benefits, the benefits are not adequate to meet our long-term profitability and operational expectations, costs are materially higher than expected, management's attention is diverted, employee attrition is beyond our intended reduction in force or in key roles, we experience lower employee morale, or our reputation as an employer is damaged harming our ability to retain and attract talent. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to achieve and maintain profitability, the value of our Company and our common stock could decline significantly, and you could lose some or all of your investment.
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
In addition, any changes to our organizational or compensation structure may be negatively perceived by current or prospective employees and may result in attrition or cause difficulty in the recruiting process. We may periodically implement business strategies that impact our employees, including changes to our organizational structure or workforce adjustments, such as the expense reduction initiative announced on October 24, 2024 (see Item 5 of Part II of this Form 10Q). Workforce reductions or restructurings could have an adverse effect on our business, including lowering employee morale, harming our reputation as an employer making it difficult to retain and attract talent, losing key employees targeted for retention, and hindering our ability to meet operational targets due to loss of key employees. To the extent that our compensation programs and workplace culture are not viewed as competitive, or changes in our workforce or other initiatives are not viewed favorably, our ability to attract, retain, and motivate employees can be weakened, which could harm our operating results.
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
Our educator partners include colleges, universities, and other education providers, many of which depend substantially on government funding. Any general decrease, delay, or change in federal, state, or local funding for colleges, universities, and other education providers could cause our current and potential partners to reduce their use of our platform, or delay development of content for our platform, any of which could cause us to lose learners and revenue. For example, a government shutdown as a result of failure to enact funding legislation for the government’s next fiscal year could negatively impact our business, financial condition, and results of operations.
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
We rely on a combination of IP rights, contractual protections, and other practices to protect our brand, proprietary information, technologies, and processes. We primarily rely on copyright, trade secret and patent laws to protect our proprietary technologies and processes, including the algorithms we use throughout our business. Others may independently develop the same or similar technologies and processes, or may improperly acquire and use information about our technologies and processes, which may allow them to provide a service similar to ours, which could harm our competitive position. Our principal trademark assets include the registered trademark “Coursera” and our logos and taglines. We also hold the rights to the “Coursera.org” internet domain name and various related domain names, which are subject to internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. If we are unable to protect our trademarks or domain names, our brand recognition and reputation would suffer, we would incur significant expense establishing new brands, and our operating results would be adversely impacted. As of September 30, 2024, we had 21 issued patents relating to technology features of our platform, including identity verification, content delivery and navigation, and automation, which patents expire between 2034 and 2040, and a number of U.S. pending patent applications also relating to certain technology features of our platform. We cannot predict whether any pending patent application will result in an issued patent that will effectively protect and enforce our IP. Even if a patent issues, the patent may be circumvented or its validity may be challenged in proceedings before the U.S. Patent and Trademark Office. In addition, we cannot assure you that every significant feature of technology and services will be protected by any patent or patent application. Further, to the extent we pursue patent protection for our innovations, patents we may apply for may not issue, and patents that do issue or that we acquire may not provide us with any competitive advantages or may be challenged by third parties. There can be no assurance that any patents we obtain will adequately protect our inventions or survive a legal challenge, as the legal standards relating to the validity, enforceability, and scope of protection of patent and other IP rights are uncertain.
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
•market perception of, or reaction to, our restructuring and expense reduction initiatives;
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
In addition, as of September 30, 2024, we had 27,459,084 shares that were issuable upon exercise of outstanding stock options or the vesting of outstanding restricted and performance stock units. Sales of stock by these equity holders or the perception that such sales could occur could adversely affect the trading price of our common stock.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 5. Other Information
Expense Reduction Initiative
On October 24, 2024, the Company announced a commitment to reduce overall expenses, focus efforts, and prioritize future investments in key initiatives that are expected to drive long-term, sustainable growth. We expect this initiative to generate at least $30 million in annualized structural cost savings, creating capacity for targeted investments, as well as incremental profitability. In connection with this effort, we plan to reduce our global workforce by approximately 10% to better align our cost structure and personnel needs with our business objectives, growth opportunities, and operational priorities. Expense reduction efforts will begin in the fourth quarter of 2024 and are expected to be primarily completed by March 31, 2025.
As a result of this initiative, we expect to recognize incremental expenses of $7 million to $9 million, primarily within operating expenses and mainly consisting of personnel expenses, such as employee severance and benefits costs, all of which will result in future cash expenditures. We also expect the reversal of stock-based compensation expense of $2 million to $3 million related to the forfeiture of unvested restricted stock units (“RSUs”) and stock options. As a result of the foregoing, the net effect on operating expenses is estimated to be $5 million to $7 million. The charges that we expect to incur and the timing of related cash expenditures are subject to a number of assumptions, and actual expenses and timing may differ materially from these estimates.
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Coursera, Inc. (incorporated by reference from Exhibit 3.1 filed with the registrant’s Current Report on Form 10-Q filed August 13, 2021).
3.2	Amended and Restated Bylaws of Coursera, Inc. (incorporated by reference from Exhibit 3.2 filed with the registrant’s Current Report on Form 10-Q filed August 13, 2021).
10.1+	Offer Letter between Coursera, Inc. and Marcelo Modica, dated June 7, 2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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

COURSERA, INC.

Date: November 6, 2024	By:	/s/ Jeffrey N. Maggioncalda
Jeffrey N. Maggioncalda
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: November 6, 2024	By:	/s/ Kenneth R. Hahn
Kenneth R. Hahn
Senior Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

Date: November 6, 2024	By:	/s/ Michele M. Meyers
Michele M. Meyers
Vice President, Accounting and Chief Accounting Officer
(Principal Accounting Officer)