Form 10-K
period 2024-12-31
Coursera, Inc.
filed 2025-02-24
CIK 1651562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________
FORM 10-K
_____________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission File Number: 001-40275
_____________________________________________
COURSERA, INC.
(Exact Name of Registrant as Specified in its Charter)
_____________________________________________

Delaware	45-3560292
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2440 West El Camino Real, Suite 500 Mountain View, California	94040
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (650) 963-9884
_____________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	COUR	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant on June 30, 2024, based on the closing price of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $1.0 billion. As of February 14, 2025, the Registrant had 160,205,628 shares of common stock, $0.00001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders are incorporated herein by references in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

Coursera, Inc.
Form 10-K
For the Year Ended December 31, 2024
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
•trends and expectations for growth in the global adult online education ecosystem;
•the acceptance, adoption, and growth of online learning and credentialing;
•market acceptance and demand for our platform;
•the potential benefits of our solutions to learners, customers, and educator partners;
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
•our ability to manage or sustain our growth, expand our global customer base, and scale our operations;
•our ability to acquire new educator partners and expand program offerings with existing educator partners;
•our ability to acquire and retain learners and customers, increase learner enrollments, and grow revenue;
•our growth strategies, plans, objectives, and goals;
•our ability to compete and expectations about the future competitive landscape;
•our ability to attract and retain key employees and the impact of any leadership transitions;
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
•the impact of potential changes in laws and regulations applicable to us, our educator partners, learners, and customers, including changes to government spending policies or budget priorities;
•our expense reduction initiatives and their anticipated timing and impact;
•the duration for which we expect our cash and other financial resources will be sufficient to fund our operations;
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
iii

PART I
Item 1. Business
Overview
Our mission is to provide universal access to world-class learning so that anyone, anywhere has the power to transform their life through learning. We believe in the power of learning as a source of human progress, transforming our world from illness to health, from poverty to prosperity, and from conflict to peace.
As a global platform, Coursera unites educators, learners, and institutions, serving approximately 168 million learners from over 230 countries and territories as of December 31, 2024. Our educator partners, which include 200 universities and 150 industry leaders, have created a diverse catalog of content and credentials, from entry-level industry microcredentials to university degrees. These are globally distributed through our platform, making high-quality, affordable education accessible around the globe.
Coursera serves learners with educational content and product experiences, such as interactive learning tools and personalized learning paths, directly through our global website, on the job through their employers, and through programs sponsored by colleges, universities, and government organizations. The graphic below illustrates our global adult online learning ecosystem as of December 31, 2024:

Learners
168M+ Registered Learners
University Partners
Industry Partners
coursera for business
coursera for campus
coursera for government
Educators
Institutions
350+ Partners
1,600+ Paid Enterprise Customers

Technology is advancing faster than the world’s ability to adapt and acquire new skills. We believe that advancements in artificial intelligence (“AI”) and other emerging technologies will reshape how we live, learn, and work. We expect these changes will further increase the global skills gap. The rapid adoption of new technologies, tools, and processes creates an urgent need for organizations and learners to adapt to remain competitive. To seize the opportunities created by the digital economy, many aspiring and existing professionals need to learn, advance, and validate their skills in business, technology, AI, and data science. We believe education will continue to be furthered with blended classrooms powered by online learning, a focus on job-relevant skills, and lifelong learning to help people adapt and learn skills that can be used to gain employment, obtain new job opportunities, improve performance in their current jobs, or run their businesses.

We envision a future of higher education that emphasizes relevance, accessibility, and affordability, meeting the demands of a rapidly changing economy. We believe that online learning will become the primary means of meeting the global demand for emerging skills and that the adoption of online education, combined with the increased flexibility enabled by remote and hybrid workforces, holds the promise to increase global access.. Cross-sector collaboration is required between employers, government organizations, and universities in order to bridge the skills gap.

World-class teaching is the foundation of the Coursera experience. Coursera provides learners with high-quality, modular content and credentials at varying skill levels, price points, and durations. Product innovation like our AI-enabled Course Builder solution streamlines content production in various formats and allows customers to personalize courses tailored to their organization’s objectives. Additionally, our foreign language translation initiative has led to delivering our high-quality content in up to 24 languages. By leveraging Coursera’s global reach and scale supported by our platform, our educator partners can effectively tap into the worldwide demand for education, reaching individual learners, organizations, and institutions around the globe.

Reaching and serving a world of learners lies at the heart of our model. We strive to make it easy for learners to discover and engage with high-quality, job-relevant learning in flexible, hands-on online learning environments at affordable prices—including free offerings. Content and credentials from well-recognized educator partner brands helped us attract approximately 168 million learners cost effectively and build a global consumer audience. We use data-driven marketing to efficiently attract learners to a wide range of paid offerings, including standalone courses, multi-course specializations, industry certificate programs, and university degrees. We believe this efficient learner acquisition model has allowed us to build one of the largest global audiences of adult learners and serve these learners at various price points, with competitive margins for us and our educator partners.

We expect the long, episodic nature of higher education will break down into shorter, more relevant units of consumption designed to increase affordability and provide more immediate access to workforce participation. Our model lets learners leverage flexible and affordable career and learning pathways across our catalog, including “stacking” content and credentials to count as progress towards a broader program of study. Qualifying our high-quality learning catalog for credit recognition through organizations like the American Council on Education (“ACE”), the European Credit Transfer and Accumulation System (“ECTS”), and India’s National Skills Qualification Framework (“NSQF”) enables this. For example, eligible learners who complete the Google Data Analytics Certificate can earn a credit recommendation of up to 12 college credits, the equivalent of four college courses at the bachelor’s degree level in participating programs.

Coursera’s data and machine-learning systems drive personalized learning and skills benchmarking. We believe that our unified technology platform is not only making higher education more globally accessible and more effective, but is also enabling educators to author and distribute high-quality content efficiently through the use of our authoring tools and our Course Builder solution, employers to upskill and reskill their talent, and learners to start and advance their careers supported by a flexible learning environment. Further, our platform allows employers to tap into a global talent pool and provides them with insight into which learners have the requisite skills for specific job roles. It also allows learners to develop and showcase their skills with industry microcredentials and hands-on projects. For example, we added nearly 40 new entry-level Professional Certificates over the past year from partners like Adobe, Amazon, Google Cloud, Epic Games, IBM, and Microsoft. This expanded our ability to serve learners interested in a career as a cloud support associate, game designer, graphic designer, product manager, as well as many other job roles.
In addition to offering content and credentials directly to individuals at Coursera.org, we also sell directly to organizations and institutions, including employers, colleges and universities, and government entities and agencies. Employers can use Coursera for Business to help employees develop new skills in order to better acquire and serve customers, lower costs, reduce risk, and remain competitive in the new digital economy. Colleges and universities can use Coursera for Campus to deliver and integrate university and industry-branded online projects, courses, and credentials as they navigate a new era of financial challenges, pressure to deliver job-relevant skills and employable graduates, and evolving student preferences for hybrid and remote learning. Government entities and agencies can use Coursera for Government to train, reskill, and upskill employees and citizens into fast-growing digital roles that constitute a significant share of new job opportunities.

The global adult online learning ecosystem is large and growing. As we seek to reinforce our platform’s advantages and continue penetrating this market opportunity, we have multiple strategies to drive our growth. These include improving global conversion, upsell, and retention of paid consumer learners; improving retention of our Enterprise customers; increasing adoption and penetration of our Enterprise offerings; and deploying new in-demand product capabilities to our learners, institutional customers, and educator partners.

Our Opportunity: The Global Adult Online Learning Ecosystem is Large and Growing
As the pace of new knowledge and the skill demands of the global workforce continue to accelerate, we believe the global adult online learning ecosystem is poised to continue growing, through advancements in technology, flexibility, and accessibility.
We believe this presents a significant opportunity for Coursera. As a leading adult online education platform, we are well-positioned to cater to this growing demand. The key drivers of this growth, such as the need for upskilling and reskilling in the face of rapid technological advancements and the increasing importance of lifelong learning, align with our strengths, ecosystem, and offerings.

Our diverse catalog of courses and credentials, partnerships with leading universities and industry leaders, and advanced technology platform put us at the forefront of this expanding ecosystem. We envision a future where anyone, anywhere can access the education and skills they need to succeed in the digital economy. As such, we see this growth not only as an opportunity for Coursera to expand, but also to further our mission of transforming lives through learning.
Our Offerings to Individuals, Organizations, and Institutions
Our platform enables learners to discover content and credentials by domain (e.g., business, computer science, data science), by skill (e.g., leadership, Python programming, data visualization), and by job role (e.g., digital marketing specialist, cybersecurity engineer, data analyst). Once learners enroll in a course, our unified technology platform enables them to learn more effectively, test their knowledge, and earn credentials to signal career readiness.
Coursera’s learning experience includes:
•Courses with video-based lectures, quizzes, notes and highlights, readings, assessments, peer reviews, and group projects;
•AI-powered learning features, such as Coursera Coach (“Coach”) for pre-quiz practice questions and personalized, interactive instruction through text-based Coach dialogues, personalized discovery and recommendations that are job-aligned, and foreign language translations for up to 24 languages;
•Coursera Labs with hands-on projects that teach practical skills using real-world tools such as Python, Jupyter Notebooks, VS Code, R-Studio, and many other desktop and cloud-based applications accessible fully in-browser without software or data downloads;
•A mobile app that enables course downloads for offline learning, which is important for learners with limited or intermittent internet connectivity or power; and
•Localized experiences including homepage, payment options, pricing, local partnerships, and content discovery.
The full Coursera catalog includes*:
•2,000+ Guided Projects: Practice a technical skill or tool in less than two hours
•9,200+ Courses: Learn something new in 4 to 6 weeks
◦500+ Generative AI courses
•1,200+ Specializations: Advance a job-relevant skill in 3 to 6 months
•150+ Certificates
◦80+ Entry-level Professional Certificates: Earn a certification of job readiness in 3 to 9 months
◦30+ Non-entry level Professional Certificates: Earn a certification to advance your career in 1 to 10 months
◦30+ University Certificates: Earn a university-issued certification of field-level expertise in 4 to 24 months
◦15 MasterTrack Certificates: Earn a university-issued certification from a module of a university degree and credit that can be applied to that degree in the future in 3 to 12 months
•50+ Degrees: Earn a bachelor’s or master’s degree fully online or earn a postgraduate diploma
* As of December 31, 2024. The time periods noted are intended completion timeframes; actual time to completion varies by learner. Learners may also access certain courses, Specializations, and Professional Certificates through a Coursera Plus subscription.

Coursera.org for Individuals
Most learners come to Coursera to start, switch, or advance their careers, reach their educational goals, and enhance their lives. Learners consume educational content from our diversified portfolio, which is designed to meet a wide variety of goals and preferences. Our educator partners create thousands of courses, credentials, and other offerings across a wide range of domains, from a three-minute Clip on creating value with generative AI, to a two-hour Guided Project on how to build a website, to an entry-level business analyst Professional Certificate, to a Master of Data Science degree.
As technology automates more repetitive, predictable, lower-skilled job tasks, individuals around the world are looking to reskill or upskill with professional certificates and college degrees in order to move into emerging digital careers. Coursera offers a portfolio of entry-level Professional Certificates from IBM, Microsoft, Google, Meta, and more that help develop the skills needed to land entry-level digital jobs in high-demand domains such as cybersecurity, data science, healthcare, marketing, sales, and software engineering and development without requiring a college degree or any experience in the field. Coursera also offers fully online degrees in computer science, data science, and business.
Coursera Plus is our subscription offering that gives learners access to over 11,000 courses, Guided Projects, Specializations, and Professional Certificates on Coursera for a monthly or annual fee.
As of December 31, 2024, approximately 168 million learners had registered with Coursera to learn from more than 350 educator partners. Our partners have created thousands of catalog offerings, ranging from open courses to university degrees, attracting our large global Consumer audience as well as over 26,700 students enrolled in Degrees programs.
In 2024, learners logged approximately:
•49.5 million course enrollments, watched 585.2 million lectures, and completed 98.2 million assessments, each increasing 9% to 10% compared to 2023;
•3.3 million enrollments in generative AI courses, with the enrollment rate increasing from one enrollment per minute in 2023 to six enrollments per minute in 2024;
•4.9 million Guided Project enrollments, increasing 24%, compared to 2023; and
•4.9 million Professional Certificate enrollments, increasing 10%, compared to 2023.
Overall, learners are satisfied with their experiences on Coursera and with the outcomes our platform helps them achieve. Of learners who have rated a course in 2024, 81% gave their course a full 5-star rating.
Coursera for Enterprise
Coursera is available to organizations and institutions around the world, allowing businesses, academic institutions, and government organizations to enable their employees, students, and citizens to gain in-demand, job-aligned skills. Institutions play a significant role in addressing the global upskilling and reskilling challenge by providing awareness, incentives, and financial support for personal development and lifelong learning.

Coursera has designed a unified technology platform that allows us to configure a common set of content and features to meet the broad needs of our individual learners, as well as the Enterprise customers we serve through our Coursera for Business, Coursera for Campus, and Coursera for Government verticals. As of December 31, 2024, we had more than 1,600 Paid Enterprise Customers purchase Coursera through our direct sales force. We also have customers that purchase licenses through our channel partners or our Coursera for Teams offering.
The common content and features on our Enterprise learning platform include:
•A broad catalog of more than 12,300 courses, hands-on Guided Projects, and Professional Certificates, especially in the domains of business, computer science, technology, and data science;
•Course Builder, our proprietary generative AI-powered tool that acts like a personal instructional designer for educators and authors assisting with creating and improving course content, suggesting changes, and customizing and personalizing courses quickly and efficiently;
•Private Authoring, the ability for all Enterprise customers to author courses and projects that are specific to and accessible only by the learners in their institution or their citizens, as applicable;

•The ability to tailor custom course collections that surface curated collections of courses to specific learner populations;
•Academies and SkillSets that target skill proficiencies required for specific job roles and provide personalized learning paths to develop these skill proficiencies;
•Coursera Labs, with hands-on projects that teach practical skills using real-world tools such as Python, Jupyter Notebooks, VS Code, R-Studio, and many other desktop or cloud-based applications accessible fully in-browser without software or data downloads;
•Dashboards that enable administrators to deliver tailored learning programs to specific learner groups, measure and track progress in skills development, and benchmark learner skill proficiency;
•LevelSets that help learners calibrate targeted content recommendations to their skill level;
•Career Academy utilizes our entry-level Professional Certificates and Guided Projects to equip learners, regardless of prior education or work experience, with the skills and credentials for in-demand jobs;
•Generative AI Academy, designed to equip executives and their employees with foundational literacy and role-based skills training from top research universities and companies at the forefront of AI; and
•Academic integrity tools that enhance the credibility and recognition of online learning and are especially relevant to academic institutions that allow students to earn credit towards their university degree by taking online courses.
Coursera for Business serves private-sector employers interested in upskilling and reskilling their human capital, companies that want to offer Coursera as a benefit to their customers, and reseller partners. Our customer base ranges from small teams seeking specific training to large, multinational corporations aiming to drive organizational change through comprehensive workforce upskilling and reskilling. Our engagement approach is tiered to suit the size, relationship, and opportunity associated with each customer. Smaller teams can swiftly gain access to Coursera, with purchases made directly on our site, through our Coursera for Teams offering. For larger teams or customers with specialized needs, we provide support to ensure a tailored and effective learning solution.
Coursera for Campus serves academic institutions interested in offering job-relevant, credit-eligible, high-quality online education to students, faculty, and staff. Our offerings provide colleges and universities with university-branded, online learning that also includes top-branded industry content, courses, and credentials to meet students’ growing demand for hybrid and remote learning options and employers’ demands for job-ready graduates. Our Career Academy offering provides more than 65 industry microcredentials alongside the core university curriculum. More recently, growth in our catalog of entry-level Professional Certificates, in combination with regional credit recommendations in the United States, European Union, and India, has enabled academic institutions to offer career electives to students for credit.
Coursera for Government serves all levels of government organizations with a primary focus on developing and empowering the next generation of public sector leaders through skill development programs. We also serve government organizations that are interested in delivering workforce skilling, upskilling, and reskilling for in-demand jobs.
Our Competitive Strengths: The Power of Our Business Model
We believe that our competitive advantage is based on the following key strengths:
Trusted brand with a large learner base. Coursera’s reputation as a trusted platform for online education has attracted approximately 168 million registered learners, making it one of the largest global audiences of adult learners in the world. This large, growing learner base attracts leading educator partners, creates Enterprise and Degrees leads, provides data and insights, increases operating scale, improves search engine optimization performance, and produces favorable economics.
Our consumer flywheel creates a price-to-cost advantage. We make it easy for learners to come to Coursera and explore learning options through free open courses and projects. We believe this efficient acquisition model, powered by free, high-quality content, global partner brands, expertise in search engine optimization, strong word-of-mouth referrals, public relations, and effective paid marketing, enables us to attract learners to Coursera at scale and connect them with the right learning experiences over the course of their academic and professional lives.

Free industry and university branded content
Attracts
Motivated global learner base at low customer acquisition cost
Generates word-of-mouth
Some of which convert
Some registrants pay for courses, certificates, and subscriptions
Drives value for educator partners
Revenue shared with partners incentivizes content creation
Creates

Branded catalog of modular content and credentials. Our broad catalog and flexible technology platform provide multiple entry points for learners, allowing us to meet their educational and career goals, regardless of their starting point. We believe we are the only platform with the ability to blend industry microcredentials with traditional academic degree credentials at scale. Many of our credentials have ACE, ECTS, and NSQF credit recommendations, which allow learners to more easily discover content and credentials that are eligible to receive college credit, while enabling academic institutions globally to integrate job-relevant, industry content into a local or online degree program.
Network of leading educator partners. Our large, global learner base attracts trusted and recognized educator partners, enabling us to offer a diverse range of courses and credentials. We carefully select our educator partners, prioritizing quality, subject expertise, and geographic appeal. As technology advances and new relevant skill sets emerge, our growing industry partner relationships allow us to be responsive in providing in-demand skills for aspiring and ascending professionals.
Job-relevant, hands-on projects, and industry certificates. In order to compete and keep pace with the rapidly changing skills landscape, learners need to be able to quickly identify and learn practical skills using job-relevant tools. Our platform offers one- to two-hour Guided Projects that teach the latest in-demand skills and industry tools with a hands-on learning experience. We also offer a broad selection of Professional Certificates in various languages that cover a wide range of roles, careers, and industries, many of which are authored by a growing list of well-known employer brands such as Amazon, Google, IBM, Meta, and Microsoft.
Multi-channel Enterprise model. With a single content catalog and a unified technology and data platform, we are able to distribute content and credentials to a global audience of businesses, academic institutions, and government organizations. Our technology also enables collaboration among institutional networks, so that businesses, academic institutions, and government organizations can collaborate on Coursera by sharing content, program settings, licenses, and data insights.
Rich data analytics and skills graphs. Our platform captures a significant amount of data across millions of enrollments related to teaching, learning, content, and skills development. This data allows us to personalize learning experiences, map skills to content and jobs, and personalize marketing communications to keep learners engaged.

Competition
The ecosystem for global adult online learning is highly fragmented and rapidly evolving. We expect alternative modes of learning to continue to accelerate as existing players and new entrants in the industry introduce new and more competitive products, enhancements, and bundles. Participants in the global adult online learning ecosystem include, but are not limited to: 2U, Inc., including through its subsidiary edX Inc.; Alison (Capernaum Limited); DataCamp, Inc.; Degreed, Inc.; Eruditus Learning Solutions Pte. Ltd.; Global University Systems, operating the platform FutureLearn; Go1 Pty Limited; Google LLC through its YouTube services; Great Learning PTE Ltd.; Khan Academy, Inc.; LinkedIn Corporation through its LinkedIn Learning services; MasterClass; Noodle Partners, Inc.; OpenSesame Inc.; Pluralsight, Inc.; Risepoint (formerly known as Academic Partnerships); Simplilearn; Skillshare, Inc.; Skillsoft Corp.; Udacity, Inc.; Udemy, Inc.; upGrad Education Private Limited; The Wikimedia Foundation, Inc.; and internal online degree platforms developed in-house by universities.
Our Growth Strategy
While our revenue growth has seen a deceleration in the past year, we have significantly improved our operating leverage and cash flows. The combination of greater global access to technology and our open learning platform is helping to unlock educational and economic opportunities for more global citizens by enhancing their education and providing them with credentials that help start, switch, or advance their careers. We continue to believe that we have a large, underpenetrated addressable opportunity ahead of us to enable the digital transformation of higher education and provide adult lifelong learning at scale.
Key elements of our strategy to drive growth in our business include:
Improve conversion, upsell, and retention of paid Consumer learners. Our Consumer platform fosters a natural learning progression, where learners can transition from free projects or courses to fully online degrees. A key tool in this strategy is our subscription offering, Coursera Plus, which has improved our ability to convert and retain paid Consumer learners. In 2024, over 65% of our cash receipts from Consumer offerings came from individual learners who were registered on our platform as of December 31, 2023.
Continue to grow our learner base and build our brand. We intend to continue to invest in increasing the number of registered learners on Coursera and increasing awareness of the Coursera brand. Our large learner base and brand work synergistically, increasing our value to educator partners. This provides an incentive for them to author additional content and credentials, further enriching our offerings. This broader catalog, in turn, enhances the appeal of Coursera to learners, which grows our consumer learner base. We believe the content and credentials from our educator partners generate meaningful organic and unpaid traffic to Coursera, which reduces our cost of learner acquisition. A growing learner base also generates synergistic opportunities for other parts of our business, as some learners will go on to enroll in Degrees programs or provide us with Enterprise leads.
Continue to grow our Enterprise business. Coursera’s growth is driven in part by expansion into new logos as well as broader penetration of learners within our existing base of business, academic, and government customers. Our team identifies and engages with potential Enterprise customers, primarily through direct outreach. Once our platform has been chosen and implemented, we focus on expanding and growing our relationships with existing customers. Our relationships often begin with departmental deployments, evolving to multi-department and ultimately organization-wide utilization as our value is proven within our customers’ learner bases.
Grow our content and credentials catalog and network of educator partners. We plan to continue to invest in growing our catalog of projects, courses, Specializations, and certificates across a broad range of topics, domains, and job roles, and expand our network of educator partners.
Continue global expansion. Approximately 47% of our revenue for the year ended December 31, 2024 came from learners outside of the U.S. We plan to continue to market our offerings and programs to individual learners, businesses, academic institutions, and government organizations globally, providing us broad access to the addressable market while also building on our global brand as a leading learning destination. We also continue to enhance the local learning experience, including language translations, localized discovery, geographical pricing, payment methods, and regional credit recommendations.

Sales and Marketing
Our sales and marketing efforts are focused on building a unified marketing system that connects individuals to lifelong learning opportunities throughout their academic and professional lives. Our strategy centers on leveraging the Coursera brand and our partners’ brands along with our large catalog of high-quality, freemium content to attract learners to Coursera efficiently. Learners come to Coursera primarily through free or low-cost acquisition channels such as public relations, word of mouth, and natural search. We also attract learners through paid advertising channels including an affiliate publisher network and paid search.
Once attracted to our platform, we present learners with a broad selection of courses, certificates, and degree programs, which help us serve the diverse needs of working adults, including beginner, intermediate, and advanced job roles. We believe that pathways between our open content and credentials, particularly our entry-level Professional Certificates and degrees, could provide a more accessible and affordable method for learners looking to progress in their education and careers. This approach allows us to market categories of certificate and degree programs to learners earlier in their consideration process, connecting them with targeted learning opportunities based on their background, skill level, and career goals.
Additionally, the data from our Consumer learner base enhances the efficiency of our Enterprise marketing. Related insights, especially those regarding a company’s skill proficiencies compared to the competition, are derived from the aggregated learning behaviors of Consumer learners working at a given company. This valuable information enables us to approach prospects with targeted skill development solutions.
Utilizing these insights, our global Enterprise sales team identifies and engages with potential organizational and institutional customers around the world. With our distributed team, we have deployed a regional approach to sales and account management with a focus on growing and upselling Enterprise accounts. Organizations that require a smaller number of licenses and prefer a self-serve approach can purchase our Coursera for Teams offering directly from our site.
Research and Development
Our research and development team creates and maintains our platform, products, and insights to deliver a high-quality learning experience to our learners and customers cost-effectively and at scale. We leverage our large partner and customer base, our engaged learner community, and our focus on user-driven innovation to aggregate feedback on features and functionality and consistently improve our offerings and platform, including the authoring experience for our educator partners. Our production environment runs in a cloud environment, providing scalable storage and elastic computing.
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
Our research and development teams are primarily concentrated in the U.S., Canada, and India. We believe our research and development teams are diverse, bringing unique and essential perspectives to our platform.
Intellectual Property
We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures, contractual commitments and other legal rights and practices to protect our intellectual property, including our brand, proprietary information, technologies, processes, and the algorithms we use throughout our business. For example, as of December 31, 2024, we had 21 issued patents and one allowed patent relating to technology features of our platform, including identity verification, content delivery and navigation, and automation, which patents expire between 2034 and 2041, and several U.S. pending patent applications also relating to certain technology features of our platform. Our principal trademark assets include the registered trademark “Coursera” and our logos and taglines. We also hold the rights to the “Coursera.org” internet domain name and various related domain names, which are subject to internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. For important additional information related to our intellectual property position, please review the information set forth in “Risk Factors—Risks Related to Intellectual Property.”

Seasonality
We experience revenue fluctuations due to seasonal engagement patterns of individual learners and Enterprise customers, which may vary from quarter to quarter or year to year, and seasonal operating practices or engagement patterns of partners resulting from academic calendars or fiscal years that may differ from our own.
Historically, there has been an increase in enrollments from new and existing consumer learners in the first and fourth quarter of each year as the result of various holiday promotions offered during these periods. Additionally, revenue from consumer learners varies quarter-over-quarter due to the timing of our launches of new course content, offerings, and features. Revenue from Enterprise customers also varies quarter-over-quarter due to budgetary cycles and other macroeconomic factors.
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
Human Capital
Overview
At Coursera, we are committed to providing employee services and workplace experiences that empower our global workforce to perform at their best and foster a shared sense of purpose. These efforts facilitate optimal performance and amplify our mission to transform lives through learning. As of December 31, 2024, we had 1,260 full-time employees. We also engage contractors and consultants for auxiliary services and support.

Our focus on building a great place to work has resulted in a strong culture that values innovation and results at scale. Our employees take pride in working at Coursera and in the positive social impact we can make together. To further enable our ability to grow, create value, and fulfill our public benefit objectives, we continue to invest in attracting, retaining, and developing team members to better serve the broad set of stakeholders we serve.
Talent Management

Coursera’s mission of transforming lives through learning sits at the core of our business objectives, and we seek to attract, hire, and develop distributed teams of talent that can represent our global community of learners, customers, and educator partners. We do this through embracing a remote work strategy to attract and retain top global talent, while strengthening a culture of innovation, performance, and engagement.
We are committed to fostering a culture of continuous learning within our own organization, just as we do for the millions of learners who use our platform. We offer learning programs and tools to support our employees’ personal and professional development. Our internal learning and skills development program gives employees access to a wide range of courses, Specializations, and certificates on the Coursera platform. This encourages the advancement of job-relevant skills, career progression, and rapid innovation in support of our strategic objectives. Employees can also choose to go deeper: for employees who are accepted into select degree programs on Coursera, we offer scholarships that cover 100% of tuition and fees.
Employee Engagement

At Coursera, we believe in the power of feedback and the importance of an engaged workforce to drive our mission forward. For more than a decade, we have measured employee engagement and tracked employees’ perspectives on important issues through our employee engagement surveys. These voluntary surveys serve as an essential tool to provide important insight into organizational health and allow us to address opportunities for improvement in more focused and meaningful ways.

We further enrich this feedback process through our Customer Zero program, which provides employees with early access to our new courses, capabilities, and platform enhancements. This not only aids their personal development but also creates an essential feedback loop, aligning our product innovation efforts with the firsthand experiences of our team.

We envision Coursera as a place where employees are inspired and encouraged to reach their full potential. By valuing and acting on employee feedback, and investing in their continuous development, we aim to maximize their potential, broaden their contribution to our mission, and enhance the value they deliver to the learning communities we serve.
Total Rewards

We are committed to providing competitive and equitable compensation that reflects market standards and rewards performance. Our compensation practices are regularly benchmarked to ensure market competitiveness, with a strong emphasis in performance alignment. To reinforce this, we have established a structured cadence for formal performance reviews, which complement Coursera’s culture of continuous, open, and constructive feedback.

Furthermore, our compensation philosophy is designed to promote fair and equitable pay for all employees regardless of gender, identity, race, age, or other protected characteristics. We routinely review our pay structures to identify potential disparities while continuously seeking opportunities to enhance our pay practices.

Beyond compensation, our workforce strategies prioritize employee well-being. We offer wellness programs, a global well-being reimbursement program, stipends for home office essentials, and access to co-working spaces worldwide. We also host various events to build connections, promote collaboration, and enhance team performance.
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

The vast majority of our U.S.-based university partners participate in the federal student financial assistance programs under Title IV, and are subject to extensive regulation by the U.S. Department of Education (“DOE”), as well as various state agencies, licensing boards, and accrediting agencies. To participate in Title IV programs, an institution must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting agency recognized by the DOE, and be certified by the DOE as an eligible institution. The increased scrutiny and results-based accountability initiatives in the education sector, as well as ongoing policy differences in the U.S. Congress (“Congress”) regarding spending levels, could lead to significant changes in connection with the upcoming reauthorization of the HEA or otherwise. These changes may place additional regulatory burdens on postsecondary schools participating in Title IV programs generally, and specific changes may be targeted at companies such as ours that serve higher education within the U.S. Regulatory activities and initiatives of the DOE may have similar consequences for our business even in the absence of congressional action.
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
Certain foreign local education laws and regulations require us, or our educator partners, to obtain appropriate approvals. For example, Indian regulations relating to online higher education require, among other things, that learning platforms utilized by Indian universities to offer online degrees be approved by a technical committee of the Indian regulator.
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
Additionally, in the absence of further DOE guidance, certain states may enact laws prohibiting their public universities from entering into revenue share arrangements to procure marketing and recruiting services in support of their online programs, such as a July 1, 2024 Minnesota law. The Minnesota law also mandates institutional approval for OPM contracts, sets strict reporting and marketing guidelines, and includes a temporary exemption for certain contracts modified before July 1, 2023. In the past, other states, such as California, Florida, and New Jersey, have considered similar legislation to Minnesota, but none have been enacted to date.
Misrepresentation Rule
Under our contracts with U.S.-based university partners, we are required to comply with other regulations promulgated by the DOE and comparable state laws that affect our marketing activities, including the misrepresentation rule. The misrepresentation rule is broad in scope and applies to statements our employees or agents may make about the nature of an educator partner’s program, their financial charges, or the employability of their program graduates. As the DOE confirmed in a “Dear Colleague” Letter issued on January 16, 2025, universities may be responsible for misrepresentations made by their third party service providers.
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
Public Benefit Corporation (“PBC”) Status
On February 1, 2021, we amended our certificate of incorporation to become a Delaware PBC. We believe being a PBC reinforces our commitment to providing global access to affordable and flexible world-class learning and strengthens our mission, culture, and opportunities to create long-term value for stockholders and other stakeholders.

PBCs are intended to produce a public benefit and to operate in a responsible and sustainable manner. Under Delaware law, PBCs are required to identify in their certificate of incorporation the public benefit they will promote. Additionally, their directors have a duty to manage the affairs of the corporation in a manner that balances the pecuniary interests of the stockholders, the best interests of those materially affected by the corporation’s conduct, and the specific public benefit identified in the certificate of incorporation. They are also required to publicly disclose a report that assesses their public benefit performance at least every two years.

Our public benefit purpose, as stated in our certificate of incorporation, is “to provide global access to flexible and affordable high-quality education that supports personal development, career advancement, and economic opportunity.” We believe that our status as a PBC underscores our commitment to our mission and attracts talented, motivated employees who want to make a positive impact on learners around the world. We also believe it opens avenues for partnerships with like-minded educators and appeals to customers who align with our trusted brand.
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
•our historical growth may not be indicative of our future growth;
•fluctuations in our quarterly and annual revenue and operating results could cause our stock price to fluctuate and the value of your investment to decline;
•the evolution of our offerings coupled with our limited operating history makes it difficult to predict our future financial and operating results;
•the nascency and market adoption of online learning solutions and generative AI, which may not grow or evolve as we expect, or lead to increased demand for our offerings;
•changes in contractual terms with our educator partners, including with respect to pricing or contract length;
•our ability to maintain and expand our partnerships with our educator partners;
•our ability to attract and retain learners, including converting freemium learners to paid learners;
•our ability to manage the growth of our business both in terms of scale and complexity;
•changes in our contract terms, including our pricing models, for our offerings;
•our ability to successfully expand our international operations, including growing our worldwide educator partner and learner base, and to manage the risks presented by such operations;
•our ability to launch new offerings and services to learners to grow our business;
•our ability to achieve or maintain profitability in the future;
•our ability to improve operational efficiencies and operating costs, including through restructuring and expense reduction initiatives;
•our ability to attract and retain key personnel and manage leadership transitions;
•our ability to generate sufficient revenue from new offerings to offset our costs of the offerings;
•our ability to compete effectively;
•the impact of potential changes in laws and regulations applicable to us, our educator partners, learners, and customers, including changes to government spending policies or budget priorities that impact our business;
•our, and our educator partners’, ability to comply with international, federal, and state education laws and regulations, including applicable state authorizations for their programs;
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
•any disclosure of sensitive information about our learners, customers, educator partners, or their employees, whether due to cyberattack or otherwise;
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
Risks Related to Our Business and Industry
Our historical growth may not be indicative of our future growth, and our revenue may not grow or could decline compared to prior years.
Our historical growth may not be indicative of our future growth, and our revenue may not grow or could decline compared to prior years. Accordingly, you should not rely on our revenue for any previous annual or quarterly period as any indication of our revenue or revenue growth in future periods. As we grow our business, we expect our revenue growth rates may decline compared to prior years due to a variety of factors. These may include more challenging comparisons to prior periods as our revenue grows, slowing demand for our platform or offerings, slowing growth of our sales, increasing competition, increasing regulation, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities. In addition, our growth rates have experienced, and are likely to continue experiencing, volatility due to inflation, currency and interest rate fluctuations, and related shifts in societal, political, and economic circumstances.
Our quarterly and annual revenue and operating results have historically fluctuated from period to period, and may do so in the future, which could cause our stock price to fluctuate and the value of your investment to decline.
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
•our ability to continue to offer compelling content and degrees or other credentialing programs created by our educator partners;
•changes in, or trends affecting, subscriptions to our platform from businesses, government organizations, academic institutions, and other organizations;
•changes in, or trends affecting, learner enrollment and retention levels, including with respect to learners electing to access our paid offerings;
•our ability to increase and manage the growth of our international operations, including our international learner and customer base, and our ability to manage the risks associated therewith;
•the timing of costs we incur, the timing and amount of revenue generated, the pricing models, or the payment terms associated with launching new content or offerings;
•trends and factors impacting the demand for, and acceptance of, online learning and credentialing programs and the prices consumers and businesses are willing to pay for such programs;
•changes in, or trends affecting, the mix of educator partners, including academic institutions, offering open online courses only and those offering certification, degree, or other credentialing programs;
•changes in the rate, volume, quality, and demand for new content and credentialing programs created and offered by our educator partners on our platform;
•changes in the terms of our existing educator partner agreements and the timing and terms of any new educator partner agreements;
•the timing and amount of our sales and marketing expenses;
•the timing and breadth of platform subscription discounts and promotions;
•costs necessary to improve and maintain our platform and compete on the basis of emerging technologies and functionality;

•changes in our key metrics or the methods used to calculate our key metrics;
•revenue mix shifts between our segments and seasonality, including seasonal engagement patterns of learners and customers, which may vary from quarter to quarter or year to year, and seasonal operating practices or engagement patterns of educator partners resulting from academic calendars or fiscal years that may differ from our own;
•changes in laws, regulations, or accounting principles that impact our business; and
•general political, economic, or market conditions and events affecting any of the above, including the impact of inflation, currency and interest rate fluctuations, labor strikes or other widespread work stoppages, the political environment, the impact of the election season, changes in government spending policies or priorities, geopolitical tensions or hostilities, such as the conflicts in Ukraine and the Middle East, supply chain disruptions, natural disasters, public health crises, or other catastrophic events.
These and other factors may cause our revenue and operating results to fall below our expectations or the expectations of market analysts and investors in future periods, which could cause our stock price to decline substantially. Any decline in our stock price would cause the value of your investment to decline.
Our offerings continue to evolve, and given our limited operating history, predicting our future financial and operating results may be affected by a number of uncertainties.
As a result of the evolving scope of our business and offerings and our limited operating history, our forecasts of future operating results may be less accurate. As we anticipate market opportunities, risks, or other changes, we may adjust our business model or offerings. However, we cannot guarantee that such changes will be accepted by our learners, educator partners, or Enterprise customers, or that they will not result in lower revenues, particularly in the period immediately following the changes. In such cases, we may not realize the anticipated financial benefits of such changes in the amounts we anticipate, on the expected timeline, or at all. For example, in 2024, we shifted our priorities and investments to focus more efforts on our Consumer and Enterprise businesses. We also became more selective in our pursuit of Degrees partnerships and programs that aligned with our platform’s strengths. As a result, we anticipate a decline in Degrees revenue for 2025. If we do not successfully manage our evolving business model and offerings, our operating and financial results may differ materially from our expectations, and our business and stock price may suffer. Our forecasts are subject to a number of uncertainties, including those discussed in this “Risk Factors” section and elsewhere in this Form 10-K.
Market adoption of online learning solutions and generative AI are relatively new and may not grow, evolve as we expect, or lead to increased demand for our offerings, which may harm our business and results of operations.
Our future success will depend, in part, on the growth of demand for online learning solutions. The market for online learning solutions is less mature than the market for in-person learning and training, which many businesses currently utilize. These businesses may be slow or unwilling to migrate from these legacy approaches. As such, it is difficult to predict learner, customer, or educator partner demand to use or be on our platform, their adoption and renewal rates, the rate at which they expand their engagement with our platform, the size and growth rate of the market for our platform, the entry of competitive offerings into the market, or the success of existing competitive offerings. Additionally, while we believe that generative AI technology will lead to increased demand for online learning solutions given its potentially disruptive impact on society, governments, businesses, and academic institutions contending with the need for their workforces and learners to reskill and improve productivity and agility, these expected societal changes and the resulting increased demand for our online learning offerings may not materialize as expected or may take longer than anticipated. Also, there can be no assurance that generative AI technology will not displace or otherwise adversely impact the demand for online learning solutions, including our offerings.
Furthermore, even if educators and enterprises want to adopt an online learning solution, a full transition to this type of learning solution could require a substantial amount of time and resources or could be delayed due to budget constraints, weakening economic conditions, or other factors. Even if market demand for online learning solutions generally increases, we cannot ensure that adoption of our platform will also increase. If the market for online learning solutions does not grow as we expect, or our platform does not achieve widespread adoption, it could result in reduced customer spending, learner and partner attrition, and decreased revenue, any of which would adversely affect our business and results of operations.

If we change the contract terms with our educator partners, including pricing or contract length, it could materially and adversely affect our business, financial condition, and results of operations.
We collaborate with our educator partners to deliver a broad portfolio of educational content and credentials on our platform. For our Consumer and Enterprise offerings, we incur content costs in the form of fees paid to educator partners. In addition, our Degrees revenue is based on a percentage of the total tuition paid by Degrees students. As a result, changes in university tuition rates, increases in content costs, or other changes in our educator partner agreements could significantly impact our revenue, gross profit, and operating results. For example, starting in 2025, we updated our revenue share allocation arrangements to compensate our educator partners based on the level of learner engagement their content generates, rather than learner completion rates. We have experienced opposition to our content fee terms, and we anticipate similar challenges in the future. Further, we may change the terms of these agreements, including the pricing terms or contract length, due to competitive, regulatory, or other reasons. Any significant change in our pricing, content costs, or other contract terms with our educator partners could materially and adversely affect our business, financial condition, and results of operations.
If we fail to establish, maintain, and expand our educator partners relationships, our ability to grow our business and revenue will suffer.
The success of our business depends in large part on the development, maintenance, and volume of engaging educational content and credentialing programs in collaboration with our educator partners. We have faced, and may continue to face challenges in establishing, maintaining, and expanding these relationships. For instance, our educator partners may need to invest significant time and resources to modify or develop their content and credentialing programs to suit an online learning environment. Online degree programs delivered through academic institutions are not yet widely accepted. Administrators and faculty members may feel they have less control over the educational process and be concerned about the effectiveness of asynchronous learning, potential misuse of generative AI tools by learners to cheat, and the challenge of maintaining on-campus quality standards in an online format. There can be no assurance that online degree programs, such as those offered on our platform, will ever achieve significant market acceptance, and universities may therefore decline to engage with our platform. Further, if we were to lose a significant number of educator partners, especially those who provide a significant portion of the content and programs on our platform, or if we can no longer offer certain high-demand content or programs, our reputation, growth, and revenue would be materially and adversely impacted. For the year ended December 31, 2024, we generated approximately 28% of our total revenue from the content and credentialing programs of our top five educator partners. Total revenue includes both revenue directly attributable to an educator partner and revenue that we do not consider directly attributable, such as revenue from site-wide subscriptions or our Coursera for Teams offering. The loss of or reduction in content and programs from these and other educator partners could negatively affect our ability to sustain or generate revenue or reach future profitability, and would materially and adversely affect our business, financial condition, or results of operation if we are unable to timely secure comparable educational content and credentialing programs at a favorable cost from other educator partners.
Our ability to grow and improve our financial performance depends heavily on our ability to attract and retain learners, including converting our freemium learners to paid learners.
Our revenue growth objectives depend on our ability to attract and retain paid learners. We aim to serve these learners’ needs by providing compelling credentialing programs and high-demand content that is developed in collaboration with our educator partners. We also dedicate a portion of our spend on marketing efforts to attract potential learners to our platform. Many learners initially sign up for the freemium version of our platform or free trials. If learners do not expand beyond our free offerings or certain use cases, our financial results may be adversely affected.

We also provide some offerings, such as certificates, at a substantial discount to learners who demonstrate financial need, which may harm our revenue growth. It is critical for our success that learners renew their subscriptions and expand their relationships with us. There is no obligation for our learners to renew, and they may choose not to do so, which could negatively impact our revenue.

The following factors, many of which are largely outside of our control, may prevent us from attracting, converting, upselling, and retaining learners in a cost-effective manner or at all:
•Negative perceptions about online learning. Online education programs may not be successful or operate efficiently, which could create the perception that online education in general is ineffective. Learners may also be reluctant to enroll in online programs due to concerns about the quality of the learning experience, potential employer hesitation to hire learners who received their education or credentials online, or reluctance from organizations granting professional licenses or certifications to grant them based on credentials, including degrees, earned through online education or training. Further, concerns about the potential misuse of generative AI tools by learners to generate their coursework may be heightened with respect to online programs.
•Reduced support from educator partners. If educator partners cease to maintain or offer new and compelling, credentialing programs or content, or limit our ability to promote their content or programs, learners may reduce or terminate their use of our platform.
•Harm to educator partner reputation. Many factors affecting our educator partners’ reputations are beyond our control and can change over time, including their academic performance and ranking among academic institutions, as well as their status with respect to specific degrees, certifications, or other credentialing programs.
•Lack of interest in the offerings, features, services, certifications, degrees, or other credentials offered on our platform. We may encounter difficulties attracting learners to use our offerings, features, and services, or enroll in credentialing programs that are not in demand due to shifting employer or societal preferences and priorities, or that are in emerging or unproven fields.
•Learner dissatisfaction. Learner dissatisfaction can have a negative impact on learner retention. This dissatisfaction can stem from various factors, including the quality of the offerings, features, services, course content, and presentation. Changes to the availability or sequencing of course content or the course presenters can also contribute to dissatisfaction. Additionally, changing views of the value of our educator partners’ credentialing programs and content offered, as well as perceptions of employment prospects following completion of a program on our platform, can influence learner satisfaction levels. Learner dissatisfaction that is shared via word of mouth or online platforms may also negatively affect the perceptions of potential new learners and negatively impact our learner acquisition efforts.
•Ineffective marketing efforts. Our marketing efforts use various channels (e.g., search engine optimization, television, affiliates, paid search, and custom website development and deployment), publication of content related to higher education and adult learning, career paths, our platform, and our offerings, and we rely on advertising through a limited number of third-party internet advertising platforms to direct traffic to, and recruit new learners for, our offerings. Changes in the way these platforms operate, whether due to changes in law, the practices of mobile operating system providers, or otherwise, or their advertising prices, data use practices, or other terms, have impacted the cost and efficiency of our learner acquisition efforts in the past and could in the future make marketing our offerings more expensive, less effective, or more difficult. In addition, the elimination of a particular medium or platform on which we advertise or changes in advertising practices or advertising spending fluctuations by our largest educator partners have had, and may in the future have, an adverse impact on directing traffic to our offerings and recruiting new learners on a cost-effective basis. Any of the foregoing risks could have a material adverse effect on our business, results of operations, and financial condition.
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
•Lack of financial resources for learners. Developments that reduce the availability of financial aid for higher education or reduce disposable income for potential learners (including macroeconomic developments such as inflation, currency and interest rate fluctuations, recessions, unemployment, or pandemics) could impair learners’ abilities to meet their financial obligations, which in turn could result in reduced enrollment and harm our ability to generate revenue.

•General economic conditions. Enrollment in the courses and credentialing programs offered on our platform may be affected by changes in the U.S. economy and by global economic conditions. For example, an improvement in economic conditions may reduce demand for adult learning as potential learners may find adequate employment without additional education. Conversely, a decline in employment opportunities or economic conditions may reduce employers’ willingness to sponsor adult learning opportunities for employees given a lack of employer need for enhanced skill sets or an inability to fund such programs. This could discourage learners from pursuing further education due to an inability to afford our programs or a perception that the financial investment may not result in increased earning potential or improved employment opportunities. In addition, if current macroeconomic conditions persist or deteriorate, our ability to attract and retain paid learners in our Consumer segment, as well as current and prospective customers in our Enterprise segment, could be adversely affected by reductions or delays in their spending decisions.
Any of these factors could reduce enrollment and retention and could cause our costs associated with attracting and retaining learners to increase, which could materially harm our ability to increase our revenue or achieve profitability. These developments could also harm our reputation and make it more difficult for us to maintain our current content and credentialing programs and engage our educator partners for new course content or other offerings, which in turn may negatively impact our ability to expand our business and improve our financial performance.
If we fail to manage the growth of our business both in terms of scale and complexity, our financial results, including profit margins and financial condition, could be adversely affected.
We have experienced growth and demand for our product offerings amongst both individuals and institutions. The expansion of our business, ecosystem, and offerings places a significant strain on our administrative and operational infrastructure, facilities, and other resources. Managing the future growth of our business will require us to effectively scale our operations, allocate resources, and control costs. This includes continuing to improve our sales and marketing efficiency, content development time and costs, and technology, finance, and administration teams support globally, as well as our infrastructure and platform capabilities to serve our growing learner base. We will also be required to refine our operational, financial, and management controls and reporting systems and procedures. We will need to continue to expand our relationships with businesses, government organizations, academic institutions, and other organizations, enhance our platform and technology-enabled services, increase the volume of new educational content and credentialing programs developed by our educator partners, attract a higher volume of learners and customers in a cost-effective manner, deploy preferred local payment methods and pricing models, satisfy our existing educator partners’ requirements, respond to competitive challenges, and otherwise execute our business plan. Although our business has experienced significant growth in past years, we cannot provide any assurance that our business or revenue will continue to grow at the same rate or at all in the future.

The scalability and flexibility of our platforms depend on the functionality of our technology and network infrastructure, as well as our ability to handle increased traffic and demand for bandwidth. The growth in the number of learners and customers using our platform, coupled with the increase in educational content available through our platform, has led to an increase in the amount of data and the number of requests that we process.

Our ability to effectively manage the growth of our business will depend on a number of factors, including our ability to:
•effectively recruit, integrate, train, and motivate new employees while retaining high-performing employees that help us effectively execute our business plan;
•continue to improve our operational, financial, and management controls;
•protect and further develop our strategic assets, including our IP rights; and
•make sound business decisions in light of the scrutiny associated with operating as a public company.
These activities will require significant capital expenditures and allocation of valuable management and employee resources. We may be unable to effectively manage any future growth in an efficient, cost-effective, or timely manner, or at all, which could negatively affect our financial results and profit margins. Any failure to successfully implement systems enhancements and improvements could negatively impact our ability to manage our expected growth, ensure uninterrupted operation of key business systems, and comply with the rules and regulations that are applicable to public reporting companies. Moreover, if we do not effectively manage the growth of our business and operations globally, the quality of our platform could suffer, which would negatively affect our reputation, results of operations, and overall business.

We may change the contract terms, including our pricing models, for our offerings, which in turn could impact our operating results.
We have limited experience with respect to determining the optimal prices and contract length for our offerings, and as a result, we have in the past, and expect that we may in the future, change our pricing models or target contract length from time to time, which could impact our operating and financial results. We continue to adjust our pricing models and conduct pricing experiments as we gain experience with our offerings. From time-to-time, we test pricing localization to account for market segmentation and conduct other pricing experiments. As the market for our learning platform grows (if ever), as new competitors introduce competitive applications or services, or as we enter into new international markets, we may be unable to attract new learners or customers at the same price or based on the same pricing models we have historically used, or for contract lengths consistent with our historical averages. In addition, as we develop and roll out new offerings, or expand existing offerings, we will need to develop pricing and contract models for these offerings that appeal to learners and customers over time, and we may not be successful in doing so. Pricing and contract length decisions may also impact the mix of adoption and retention among our offerings and negatively impact our overall revenue. Competition may require us to make substantial price concessions or accept shorter contract durations, or other unfavorable contract terms. Our revenue and financial position may be adversely affected by any of the foregoing, and we may have increased difficulty achieving profitability.
Our current operations are international in scope, and we plan to expand our international operations, which exposes us to related inherent risks.
Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, contractual, reputational, and political risks that are different from those in the U.S. We have employees in various countries, with the largest employee populations in the U.S., India, Canada, and the United Kingdom, and we have retained professional employer organizations and staffing agencies to engage personnel in certain international locations. Our international operations subject us to the compensation and benefits regulations of those jurisdictions, as well as other employer duties and obligations, that differ from the U.S. Further, enrollments of learners from other countries require us to comply with international data privacy regulations of those countries. Failure to comply with international regulations or to adequately adapt to international markets could harm our ability to successfully operate our business and pursue our business goals.
We intend to expand our international operations and continue to establish a worldwide educator partner and learner base. Our expansion efforts into international markets may not be successful. In addition, we face risks in doing business internationally, including risks associated with sales to international governments and entities that could constrain our operations, increase our cost structure, compromise our growth prospects, lead to escalating enforcement actions, and damage our reputation, including:
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
•different pricing environments, longer sales cycles, longer accounts receivable payment cycles, restrictions on remitting payments to the U.S. or converting local currency into U.S. dollars, difficulties in adopting and supporting new and different payment preferences, increased credit risk, levels of payment fraud, and non-payment from customers;
•new and different sources of competition and practices, which may favor local competitors;

•weaker protection for IP and other legal and contractual rights than in the U.S., and practical difficulties in enforcing IP and other rights outside of the U.S., including legal and contractual rights, and differing expectations regarding ongoing contractual obligations in the face of changed circumstances;
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
•creation and distribution of content that may be misaligned with U.S. or foreign country interests, cultural norms, or regulations;
•increased financial accounting and reporting burdens and complexities;
•risks associated with foreign tax regimes, trade tariffs, foreign investment restrictions or requirements, or similar issues, which could negatively impact international adoption of our offerings;
•adverse tax consequences, including corporate tax consequences, such as double taxation, transfer pricing burdens, taxation of dividends, value added taxes, digital services taxes, and withholding taxes;
•difficulties in managing foreign business operations, including the potential need to localize our business infrastructure, translating our policies and information technology systems into the local language, and local challenges related to technology as well as internet speed and availability, among other challenges; and
•regional, global, economic, and political conditions, including geopolitical tensions or hostilities within or beyond areas where we currently have, or may in the future have, international operations, such as the ongoing conflicts and unrest in Ukraine and the Middle East.
Further, as we continue to expand internationally, we may become more exposed to fluctuations in currency exchange rates. Future agreements with international learners, customers, and educator partners may require payments to be denominated in local currencies. In such cases, fluctuations in the local currency value relative to the U.S. dollar could impact our operating results. When the U.S. dollar strengthens relative to foreign currencies, the real cost of our offerings increases for our international learners and customers to the extent we base the price of such offerings on the U.S. dollar. This could lead to the lengthening of our sales cycle or reduced demand for our offerings. Conversely, when the U.S. dollar weakens relative to the foreign currencies of our international subsidiaries, our operational costs increase for those locations. If we are unable to successfully hedge against these foreign currency risks, our financial condition and results of operations could be materially and adversely affected. To date, our foreign currency risk exposure has not been material, and as such, we have not entered into any hedging transactions in an effort to reduce this risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited, the results may not be as intended, and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and results of operations.
We intend to launch new offerings and services to learners and customers to grow our business. If our efforts are not successful, our business, results of operations, and financial condition could be adversely affected.
Our ability to attract and retain learners and customers, as well as increase their engagement with our platform, depends on our ability to connect them with appropriate offerings and services. Part of our strategy is to offer them new offerings and services in an increasingly relevant and personalized way. We may develop such offerings and services independently, by acquisition, or in conjunction with third parties, but there is no guarantee these approaches will be successful. The markets for new offerings and services may be unproven, and these offerings may include technologies and business models with which we have little or no prior experience or may significantly change our existing offerings and services. If we are not able to create an experience that allows learners and customers to easily and effectively identify the offerings and services that meet their needs, we may not grow our learner and customer base or generate sufficient revenue, operating margin, or other value to justify our investments, and our business could be adversely affected.
We have incurred significant net losses since inception, and we may not achieve or maintain profitability in the future.
We incurred net losses of $79.5 million, $116.6 million, and $175.4 million in the years ended December 31, 2024, 2023 and 2022, and we had an accumulated deficit of $860.2 million and $780.7 million as of December 31, 2024 and 2023. We may not achieve profitability in the future, and even if we do, we may not be able to maintain or increase our level of profitability.

We will need to generate and sustain increased revenue levels in future periods while controlling costs to achieve profitability, and even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We anticipate that our operating expenses will increase substantially for the foreseeable future as we continue to, among other things:
•expand our course offerings and the robustness of our platform;
•expand our learner base and our sales and marketing efforts;
•improve and scale our technology;
•enter and expand into additional international markets;
•address increased competition; and
•incur significant accounting, legal, and other expenses as a public company.
Certain expenditures, including those to expand our course offerings and the robustness of our platform, grow our learner and customer base, expand our sales and marketing efforts, and improve and scale our technology and operations, may make it more difficult for us to achieve and maintain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to grow our revenue enough to offset our expenses. Restructuring and expense reduction initiatives, including the initiative announced in October 2024 (refer to Note 14, “Restructuring Related Charges”, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K), could negatively impact our business, our growth, and our operational performance if they do not achieve or sustain the targeted benefits, the benefits are not adequate to meet our long-term profitability and operational expectations, costs are materially higher than expected, management’s attention is diverted, employee attrition is beyond our intended reduction in force or in key roles, we experience lower employee morale, or our reputation as an employer is damaged harming our ability to retain and attract talent. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to achieve and maintain profitability, the value of our Company and our stock price could decline significantly, and you could lose some or all of your investment.
We may not generate sufficient revenue from a new offering to offset our costs.
Our platform enables our educator partners to offer learners the opportunity to enroll in live, or synchronous, courses and programs and pre-produced, or asynchronous, educational content that can be accessed at any time. To launch new educational content or a new credentialing program, whether synchronous or asynchronous, we may need to integrate our platform with the various learner information and other operating systems our educator partners use to manage functions within their institutions. In addition, our content development team must work closely with our educator partners to produce engaging online course content, and we must commence learner acquisition activities. During the term of our educator partner agreements, we are responsible for the costs associated with maintaining our platform and providing non-academic and other support for learners enrolled in the program. We invest significant resources in these new programs from the beginning of our relationship with an educator partner, including marketing and other learner acquisition costs to attract and fill enrollment cohorts for a program, and in some cases, content development grants to assist our educator partners as they invest resources preparing content for an online medium. There is no guarantee that we will ever recoup these costs. In addition, delays in implementing a new program, including Specializations, certifications, or Degrees programs, could negatively impact our revenue and operating results.

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
Identifying educational content and credentialing programs that we believe will be a good fit for our learner and customer base and negotiating educator partner agreements is complex and time-consuming. This can be due to the initial reluctance of some businesses, government organizations, academic institutions, and other organizations to embrace online delivery of education, training, and credentialing programs and the complicated approval process within some of these entities.
We, our educator partners, and content production providers may devote significant effort and time to develop and launch new content or a credentialing program. We have spent, and may continue to spend, substantial effort and management resources to secure new educator partners and to work with our existing educator partners to develop, launch, and maintain content and credentialing programs without any assurance that our efforts will result in a successful launch or revenue generation that will exceed our costs. If we invest substantial resources pursuing opportunities that do not attract sufficient interest from learners and customers, we may forgo other more successful content and program development efforts, and our operating results, revenue, and growth could be harmed.
Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform.
Our ability to broaden our customer base, particularly our Enterprise customer base, and achieve broader market acceptance of our platform, will depend to a significant extent on the ability of our sales and marketing organizations to work together to increase our sales pipeline and cultivate customer relationships to drive revenue growth. Our marketing efforts include the use of search engine optimization, paid search, and custom website development and deployment.
We plan to continue investing in and expanding our Enterprise sales and marketing organization, both domestically and internationally. Identifying, recruiting, and training sales personnel requires significant time, expense, and attention. If we are unable to hire, develop, and retain talented sales or marketing personnel, if our new sales or marketing personnel are unable to achieve desired productivity levels in a reasonable period of time (including as a result of working remotely), if our sales and marketing programs are not effective, or if expected sales and marketing programs by our educator partners do not materialize or are not effective, our ability to broaden our customer base and achieve broader market acceptance of our platform could be harmed. In addition, the investments we make in our sales and marketing organization will occur in advance of experiencing benefits from such investments, making it difficult to determine in a timely manner if we are efficiently allocating our resources in these areas.

If we fail to quickly and efficiently scale our operations and platform capabilities to support the needs of new and existing educator partners, our reputation and our revenue will suffer.
Our continued growth and potential profitability depend on our ability to successfully scale our operations and platform capabilities to support newly launched educational content and credentialing programs with our educator partners. If we cannot quickly and efficiently scale our sales, marketing, and technology teams, which includes the hiring and training of new employees, we may not be successful in attracting potential learners and customers to our platform, which would negatively impact our ability to generate revenue, and our educator partners could lose confidence in us. If we cannot quickly and efficiently scale our technology and operations to handle increases in the volume and rate of learner enrollments and of new content or credentialing programs, our educator partners’, learners’, and customers’ experiences with our platform may suffer, which in turn could damage our reputation. Our ability to effectively manage any significant increase in the rate or volume of learner enrollments and retention or in the volume of new content or programs will depend on a number of factors, including our ability to:
•assist our educator partners in developing, launching, and maintaining an increased volume of engaging educational content that is accessible to a wide variety of learners;
•successfully introduce new features and enhancements on our platform;
•maintain a high level of functionality, cross-functionality, and technological robustness of our platform; and
•deliver high-quality professional services and support (including training, implementation, and consulting services) to our educator partners, their employees, and learners on our platform.
Establishing new credentialing programs and content or expanding existing ones will require us to make investments in management and critical roles, increase capital expenditures, incur additional marketing expenses, and potentially reallocate other resources. If we are unable to scale our platform, maintain and increase its interoperability, develop an increasingly robust mix of engaging content, or otherwise manage new offerings effectively, our ability to grow our business and achieve profitability would be impaired, and the quality of our solutions, access to learner information and progress, and the satisfaction of our educator partners, learners, and customers could suffer, or our educator partners could transition content hosted on our platform to other providers, while we continue to provide certain services.
Disruptions to the operations of one or more of our third-party service providers may adversely affect our business operations and financial condition.
We, and our educator partners, rely on a variety of third-party service providers to support our operations by providing customer support, mobile network, internet, content production, platform integration, and other services. We, and our educator partners, may not have the resources or technical sophistication to anticipate disruptions to the operations of our third-party service providers, which could arise from any of a number of different reasons, including financial instability, work stoppages or slowdowns, staffing difficulties, war, or the outbreak of hostilities, staff illness, inclement weather, or natural disasters. Disruptions to the operations of our third-party service providers could result in communication, content production, platform performance, or platform availability problems for us and our educator partners, which could adversely affect our business operations and financial condition.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, and changing customer needs or requirements, our platform may become less competitive.
Our future success depends on our ability to adapt and enhance our platform. To attract new learners, customers, and educator partners and increase revenue from our existing base, we will need to continuously enhance and improve our offerings to meet their needs at prices that our learners and customers are willing to pay. Such efforts will require adding new functionality and responding to technological advancements, which will increase our research and development costs. If we are unable to develop educational content that addresses learners’ and customers’ needs, or enhance and improve our platform in a timely manner, or if we fail to provide adequate safeguards and quality assurance related to the use of new technological advancements, we may not be able to maintain or increase market acceptance and use of our platform. Further, some of our competitors expend a considerably greater amount of funds on their research and development programs, and their sales and marketing practices, and those that do not may be acquired by larger companies that could allocate greater resources to our competitors’ research and development programs. If we fail to maintain adequate research and development resources or compete effectively with the research and development programs of our competitors, our business could be harmed. Our ability to grow is also subject to the risk of future disruptive technologies. Access to and use of our platform is provided via the internet, which, itself, was disruptive to the previous enterprise software model. If new technologies emerge that can deliver online learning programs at lower prices, more efficiently, more conveniently, more securely, with stronger or more cost-effective mechanisms to detect and prevent plagiarism or validate the learner’s identity, or with more preferred or up-to-date content, and if we, or our educator partners, fail to adopt such technologies or fail to do so in a timely manner, our ability to compete would be adversely affected. For example, the emergence of enhanced generative AI capabilities could provide such advantages to online learning providers able to deploy the technology effectively.
Our introduction and use of AI may not be successful and may present business, compliance, and reputational challenges, which could lead to operational or reputational damage, competitive harm, legal and regulatory risk, and additional costs, any of which could materially and adversely affect our business, financial condition, and results of operations.
We have incorporated, and expect to continue to incorporate, AI in the content and credentials offerings from our educator partners, as well as in our AI-powered platform innovations and features. The incorporation of AI in our business and operations may become more significant over time. The use of generative AI technology, which is considered to be a relatively new and emerging technology in the early stages of commercial use, exposes us to additional risks, which could result in damage to our reputation, competitive position, and business, and expose us to legal and regulatory risks and additional costs. For example, AI algorithms are based on machine learning and predictive analytics, which can create inaccurate or misleading content, unintended biases, and other discriminatory or unexpected results. Accordingly, while AI-powered applications may help provide more tailored or personalized learner experiences, if the content, analyses, or recommendations that AI applications assist in producing on our platform are, or are perceived to be, deficient, inaccurate, or biased, our reputation, competitive position, and business may be materially and adversely affected.
Further, the use of AI technology is subject to ongoing debate in the education industry, including with respect to issues such as plagiarism, cheating, academic integrity, and the scope of appropriate or permissible use of generative AI in the context of both learning and teaching. For example, there is a risk that AI-generated information may be inaccurate or misleading, or not appropriately attribute authors or creators for their work (including if used in the context of content creation), or that students may use generative AI to draft written assignments or for other projects, any of which, absent sufficient and cost-effective methods to detect and prevent such risks, may devalue or undervalue the certificates and other credentials offered through our platform due to the actual or perceived threat of increased plagiarism or cheating, concerns of academic integrity, or appropriate and permissible use of AI. Any of the foregoing or similar issues, whether actual or perceived, could negatively impact the learner experience and diminish the perceived quality and value of the content and certifications provided through our platform to learners, employers, or organizations granting professional licenses or certifications. This in turn could damage our brand, reputation, competitive position, and business. In addition, the use of AI technology has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of AI applications. To the extent we experience cybersecurity incidents in connection with our use of AI technology, it could similarly adversely affect our reputation and expose us to legal liability or regulatory risk. Further, our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively.

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
In addition to our offerings for individuals, we sell our Enterprise offerings to businesses, government organizations, academic institutions, and other organizations. These customers utilize our platform to provide relevant training, skills, and credentialing programs to current and potential employees and citizens. To maintain and expand our relationships with these entities, we must demonstrate the value, benefits, and return on investment of providing education, training, skills, and credentialing through our online platform and achieve acceptance from both employees and these entities of the merits and legitimacy of our offerings.
Our growth strategy is dependent upon increasing sales of our Enterprise offerings to these entities, which we offer on a subscription basis. Changes to our subscription and pricing models could adversely affect our ability to attract and retain Enterprise customers, resulting in adverse impact to our revenue and financial condition. In addition, as the market for our learning platform grows (if ever), as new competitors introduce competitive applications or services, or as we enter into new international markets, we may be unable to attract new customers at the same price or based on the same pricing models we have historically used, or for contract lengths consistent with our historical averages. For example, we often enter into subscription arrangements in which we offer more favorable pricing terms in exchange for larger total contract values or longer contract terms. Changes to our pricing models or contract lengths could negatively impact our revenue and financial position, and we may have increased difficulty achieving growth or profitability.
We generally recognize revenue from Enterprise customer subscriptions ratably over the subscription term of the underlying contract, which typically ranges from one to three years. Consequently, a decline in new or renewed subscriptions in any quarter or year will not be fully reflected in revenue or other results of operations in that quarter or year but will negatively affect our revenue and other results of operations across future periods. Further, increases in the average subscription term without a relative increase in the average contract value would result in revenue for those contracts being recognized over longer periods of time with less positive impact on our results of operations in the near term. Accordingly, such changes could adversely affect our financial performance.
As we seek to increase sales of our Enterprise offerings, we face upfront sales costs, higher customer acquisition costs, more complex customer requirements, and discount requirements. In addition, certain Enterprise customers may require education and interactions with our sales team, which increases our upfront cost in the sales effort with no guarantee that our platform will be used widely enough across their organization to justify our upfront cost. Similarly, we may also incur significant upfront costs for contracts that are not renewed, or for which the customer seeks to terminate early, even in the absence of a breach on our part or contractual terms permitting an early termination. From time to time, customers notify us that they wish to terminate early, either seeking a refund of their prior payments or conveying an intention to stop or reduce any further payments due, or both. Even if we believe we are entitled to these payments, it may not be feasible to retain prior payments or collect future payments due to us, and our financial condition and results of operations could be adversely impacted. If we are unable to maintain or increase the number of subscriptions while mitigating the risks associated with serving our Enterprise customers, our business, financial condition, and results of operations will suffer.

If we fail to maintain sufficient high-quality content from our educator partners, we will be unable to attract and retain learners and customers.
Our success depends on our ability to provide learners and customers with the information, outcomes, academic credit, and certifications they seek, which in turn depends on the quantity, quality, and format of the educational content provided by our educator partners. We may be unable to provide learners and customers with the information and outcomes they seek if our educator partners do not contribute content that is helpful and reliable, if they remove content, or if supplemental or derivative materials are not reliable. If content on our platform attracts unfavorable media coverage or other commentary, our reputation and prospects could be harmed. We believe that certain learners value courses for which they can earn academic credit toward a degree or other credential. We may be unable to provide learners with such courses if our educator partners do not obtain or maintain the certification or quality necessary for such eligibility, and our business would be adversely affected. Further, if such certifications are obtained and maintained, but do not, or cease to, signal to learners and employers the high quality or reliability we, or our educator partners, intend to signal through such certifications, our business would be adversely affected. Any of the foregoing could materially and adversely affect our results of operations, competitive position, and growth prospects.
We believe that many of our new learners find us by word of mouth and other non-paid referrals from existing learners. If existing learners, customers. and educator partners are dissatisfied with their experience on our platform, they may stop accessing our content and may stop referring others to us. The impact of learner dissatisfaction could be compounded if existing learners share negative experiences with potential new learners, via online platforms or otherwise. Likewise, if existing learners do not find our educational content appealing, because of declining interest in or relevancy of the content, they may stop referring others to us. In turn, if educator partners perceive that our platform lacks an adequate learner audience, they may be less willing to place content on our platform, and the learner experience could be negatively impacted. If we are unable to attract and retain learners, customers, and educator partners who contribute to an active community, our growth prospects would be harmed, and our business could be adversely affected.
We face competition from established companies as well as other emerging companies, which could divert educator partners to our competitors, result in pricing pressure, impact our market share, and significantly reduce our revenue.
The ecosystem for global adult online learning is highly fragmented and rapidly evolving. We expect alternative modes of learning to continue to accelerate as existing players and new entrants in this industry introduce new and more competitive products, enhancements, and bundles.
Participants in the global adult online learning ecosystem include, but are not limited to: 2U, Inc., including through its subsidiary edX Inc.; Alison (Capernaum Limited); DataCamp, Inc.; Degreed, Inc.; Eruditus Learning Solutions Pte. Ltd.; Global University Systems, operating the platform FutureLearn; Go1 Pty Limited; Google LLC through its YouTube services; Great Learning PTE Ltd.; Khan Academy, Inc.; LinkedIn Corporation through its LinkedIn Learning services; MasterClass; Noodle Partners, Inc.; OpenSesame Inc.; Pluralsight, Inc.; Risepoint (formerly known as Academic Partnerships); Simplilearn, Skillshare, Inc.; Skillsoft Corp.; Udacity, Inc.; Udemy, Inc.; upGrad Education Private Limited; The Wikimedia Foundation, Inc.; and internal online degree platforms developed in-house by universities. In addition, providers that leverage AI capabilities, including large language models, are increasingly offering education-focused capabilities, such as self-paced learning, custom course creation and on-demand tutoring.
We expect new and existing companies in the online learning industry to continually revise and improve their business models. If industry participants introduce new or improved delivery of online education and technology-enabled services that are more compelling or widely accepted than ours, our ability to grow our revenue and achieve profitability could suffer. New or existing companies in the online education industry provide or may in the future provide offerings similar to what we offer on our platform, and such companies may pursue relationships with our educator partners that may reduce the educational content our educator partners produce for our platform. In addition, academic institutions, as well as businesses, government, and other organizations, may choose to continue using or developing their own online learning or training solutions in-house. This may become more prevalent as emerging technologies, such as generative AI, provide additional means of developing educational programs. Consequently, they may opt for these alternatives rather than pay for our solutions.

Some of our competitors and potential competitors have significantly greater resources than we do. Increased competition may result in pricing pressure for us in terms of the prices learners and customers are willing to pay for our offerings or the costs we are charged by our educator partners. The competitive landscape may also result in a longer and more complex process of recruiting and maintaining current and prospective educator partners or a decrease in our market share, any of which could negatively affect our revenue and future operating results and our ability to grow our business.
A number of factors could impact our ability to compete, including:
•the availability or development of alternative online education services that are, or are perceived to be, more compelling than ours;
•changes in pricing policies and terms offered by our competitors or by us;
•our ability to adapt to new technologies and changing requirements of our learners, customers, and educator partners;
•learner and customer acquisition and retention costs;
•the ability of our current and future competitors to establish relationships with businesses, government organizations, academic institutions, and other organizations to enhance their services and expand their customer base; and
•industry consolidation and the number and rate of new entrants.
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

For-profit postsecondary institutions, many of which provide course offerings predominantly online, are under intense regulatory and other scrutiny, which has led to media attention that has sometimes portrayed that sector in an unflattering light. Some for-profit online school operators have been subject to government investigations alleging the misuse of public funds, financial irregularities, and failure to achieve positive outcomes for learners, including the inability to obtain employment in their fields, or to earn sufficient income to repay debt incurred for their education. These allegations have attracted significant adverse media coverage and have prompted legislative hearings and regulatory responses. These investigations have focused on specific companies and individuals, as well as entire industries in the case of recruiting practices by for-profit higher education companies. Even though we do not offer credentialing programs with these institutions, this negative media attention and regulatory scrutiny may nevertheless add to the skepticism about online higher education generally, including our solutions. Certain service providers assisting higher education institutions with online program development and management, typically referred to as online program managers (“OPMs”), are also under intense media and other scrutiny, which has led to calls for reform and enforcement by policymakers and members of Congress. Even though we do not have the kinds of affiliations or business models that have been the focus of this scrutiny, this negative media attention and regulatory scrutiny may lead to additional limitations or restrictions on our business, and our ability to grow our business and achieve profitability could be harmed.
The impact of these negative public perceptions on our current and future business is difficult to predict. If these few situations, or any additional misconduct, cause all online learning programs to be viewed unfavorably by the public or policymakers, we may find it difficult to enter into or renew agreements with our educator partners or attract additional learners and customers for their programs. In addition, this perception or any further government investigation could serve as the impetus for more restrictive legislation or regulation, which could limit our future business opportunities. Moreover, allegations of abuse of federal financial aid funds and other statutory violations against for-profit higher education companies could negatively impact our ability to succeed due to increased regulation and decreased demand. Any of these factors could negatively impact our ability to increase our educator partner base and grow their programs, which would make it difficult to continue growing our business and could negatively affect our stock price.

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
We may from time to time make equity investments in private companies where we do not have the ability to exercise significant influence over results. Investments in private companies are inherently risky. The companies in which we may invest include early-stage companies that may still be developing products and services with limited cash to support the development, marketing, and sales of their products, and whose financial statements are often unaudited. Further, our ability to liquidate such investments will typically be dependent on a liquidity event, such as a public offering or acquisition, as no public market currently exists for the securities held in the investees. Valuations of privately held companies are inherently complex and uncertain due to the lack of a liquid market for the securities of such companies and the potential lack of comparable acquisitions in the market as a comparison for such valuations, among other factors. If we determine that any of our investments in such companies have experienced a decline in value, we will recognize an impairment expense to adjust the carrying value to its estimated fair value. Negative changes in the estimated fair value of private companies in which we invest could have a material adverse effect on our results of operations and financial condition.

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
Further, to the extent we engage in transactions with any director-affiliated entity, it could create actual, or the perception of, additional conflicts of interest, including with respect to our ability to negotiate terms equivalent to those that could be obtained in an arms’-length negotiation with an unaffiliated third party. For instance, Dr. Ng, one of our co-founders and Chairman of our board of directors (the “Board”), owns DeepLearning.AI Corp., a developer of educational content relating to AI that offers courses through our platform. Although we view DeepLearning.AI Corp. as a valued educator partner and believe our agreement is on commercially reasonable terms, there may nonetheless be a perception of a conflict of interest.
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
We depend on our senior management and other key employees to grow and operate our business, and if we are unable to hire, retain and motivate our personnel, we may not be able to grow effectively.

Our future success is substantially dependent on our continued ability to identify, hire, develop, motivate, and retain highly skilled personnel, including senior management, engineers, sales, product managers, operations, and general and administrative functions. The expertise of our senior management team in negotiating with businesses, government organizations, academic institutions, and other organizations is critical in navigating the complex approval processes of these entities. We do not maintain key-person insurance on any of our employees, and our U.S. employees are generally employed on an at-will basis. There have been, and from time to time, there may continue to be, changes in our senior management team and key employees, which could disrupt our business. Some of senior management members have been with us for a short period of time, and we continue to develop key functions within various aspects of our business. For example, in February 2025, Mr. Hart joined us as our President, Chief Executive Officer, and Board member. The loss of one or more of our senior management members or other key employees, or the failure of our senior management team to work together effectively, develop strategies, and execute our plans, could harm our business. Further, the failure to successfully transition and assimilate key employees could adversely affect our business operations.
Our future success also depends heavily on the retention of our highly-qualified employees to continue to attract and retain learners and customers, thereby generating revenue for us. In particular, our technology and content development employees provide the technical expertise to innovate and support our platform offerings and programs, and our customer support employees assist our learners and customers. Competition for these employees is intense. We may be unable to attract or retain these key employees that are critical to our success, resulting in harm to our relationships with learners, customers, and educator partners, loss of expertise or know-how, and unanticipated recruitment and training costs.

In addition, any changes to our organizational or compensation structure or our workplace culture may be negatively perceived by current or prospective employees and may result in attrition or cause difficulty in the recruiting process. We may periodically implement business strategies that impact our employees, including changes to our organizational structure or workforce adjustments, such as the expense reduction initiative announced in October 2024 (refer to Note 14, “Restructuring Related Charges”, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K). Workforce reductions or restructurings could have an adverse effect on our business, including lowering employee morale, harming our reputation as an employer making it difficult to retain and attract talent, losing key employees targeted for retention, and hindering our ability to meet operational targets due to loss of key employees. To the extent that our compensation and benefits programs are not viewed as competitive, our workplace culture does not resonate, or changes in our workforce or other initiatives are not viewed favorably, our ability to attract, retain, and motivate employees can be weakened, which could harm our operating results.
We may need additional capital in the future to pursue our business objectives. Additional capital may not be available on favorable terms, or at all, which could compromise our ability to maintain and grow our business.
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
If we fail to successfully or appropriately balance longer-term growth and short-term results, our results of operations could be negatively impacted, including in the near term.
We believe our long-term value as a company will be greater if we effectively balance our longer-term growth and short-term results. As a result, our results of operations may be negatively impacted in the near term relative to a strategy solely focused on maximizing short-term profitability. Significant expenditures on sales and marketing efforts, as well as research and development efforts to enhance our platform and offerings, may not ultimately grow our business or lead to expected long-term results. If our strategy does not lead to expected growth or if we are ultimately unable to achieve results of operations at the levels expected by securities analysts and investors, our stock price would likely decline.
Our results of operations could be adversely affected by natural disasters, public health crises, political crises, geopolitical crises, or other catastrophic events.
Our business and operations could be materially and adversely affected in the event of earthquakes, floods, fires, telecommunications failures, blackouts or other power losses, break-ins, acts of terrorism, an outbreak of hostilities, political or geopolitical crises, such as the conflicts in Ukraine and the Middle East, inclement weather, public health crises, pandemics, epidemics, or other catastrophic events.
For example, the uncertain nature, magnitude, and duration of hostilities stemming from Russia’s military invasion of Ukraine or conflicts in the Middle East, including the potential effects of sanctions and retaliatory cyberattacks on the world economy and markets, have contributed to increased market volatility and uncertainty, and may impact our customers’ intent or ability to pay for services, which could negatively impact our results of operations. The Israel-Hamas war has resulted in significant military activity in the Middle East, which may further escalate regional instability and could disrupt our operations and the business of our significant customers, educator partners, and learners in the Middle East and North Africa regions, which could negatively impact our results of operations. The continued turmoil in Ukraine and the Middle East could have a depressing effect on the global economy, which could dampen our business activity and reduce the demand for our online learning solutions.

In addition, pandemics or other public health crises could impact our business, key metrics, and results of operations. The emergence of a widespread health crisis could adversely impact our business if our employees, our educator partners’, or our third-party service providers’ employees become ill and are unable to perform their duties, and our operations, internet, or mobile networks, or the operations of one or more of our third-party service providers, is impacted. In addition, in the event of another widespread public health crisis, we may experience an adverse impact to our business and our stock price as a result of the crisis’ impact on the global economy and financial markets, including inflation or recession. More generally, a public health crisis or other catastrophic event could adversely affect economies and financial markets and lead to an economic downturn, which could harm our business, financial condition, and operating results.

Further, our headquarters is located near San Francisco, California, an earthquake-sensitive area and one that has been increasingly vulnerable to wildfires and floods, and damage to or total destruction resulting from such catastrophic events may disrupt our business operations, which may not be covered by insurance. If floods, earthquakes, fire, inclement weather including extreme rain, wind, heat, or cold, or other accidents were to occur and cause damage to our properties or other locations from which our employees are working, or if our operations or the operations of our service providers were interrupted by telecommunications failures, blackouts, acts of terrorism, outbreaks of hostilities, political or geopolitical crises, or public health crises, our results of operations would suffer, especially if such events were to occur during peak periods. We may not be able to effectively shift our operations due to disruptions arising from the occurrence of such events, and our business could be affected adversely as a result.
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
The metrics we use to evaluate our growth, measure our performance, and make strategic decisions are calculated using internal company data and have not been validated by a third party. Our metrics and market estimates may differ from estimates published by third parties or from similarly titled metrics of our competitors or peers due to differences in methodology or the assumptions on which we rely. Additionally, metrics and forecasts relating to the size and expected growth of our addressable market may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth we have forecasted, our business could fail to grow at similar rates, if at all. If securities analysts or investors do not consider our metrics or our market estimates to be accurate representations of our business, or if we discover material inaccuracies in such estimates, then our stock price could decline, our reputation and brand could be harmed, and our business, financial condition, and results of operations could be adversely affected.
Increasing scrutiny and evolving expectations from customers, educator partners, regulators, investors, and other stakeholders with respect to our environmental, social, and governance (“ESG”) practices may impose additional costs on us, expose us to new or additional risks, or harm our reputation.
Companies are facing increasing scrutiny from customers, partners, regulators, investors, and other stakeholders related to their ESG practices and disclosures. Investor advocacy groups, investment funds, and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions, and human rights. ESG-related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor, employee, or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain educator partners, and our stock price.
New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure. Collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, and can present numerous operational, reputational, financial, legal, and other risks, any of which could have a material impact on us, including on our reputation and stock price. Inadequate processes to collect and review this information prior to disclosure could subject us to potential liability related to such information. Furthermore, the U.S. federal government and several U.S. states have enacted or proposed “anti-ESG” policies or legislation. While these policies and related legislation are generally targeted to investment advisory firms and mutual funds, if these investors viewed our ESG practices as contradicting such “anti-ESG” policies, such investors may not invest in the Company, and it could negatively affect our stock price.

Our current ESG disclosures, including the metrics we set as a PBC and any other standards we may set for ourselves, or a failure to meet these metrics or standards, may influence our reputation and the value of our brand. For example, we have elected to publicly share certain information about our ESG initiatives and information, and our commitment to the recruitment, engagement, and retention of a diverse workforce. Our business may face increased scrutiny related to these activities, including from the investment community, and our failure to achieve progress in these areas on a timely basis, or at all, could impact our ability to hire and retain employees, increase our educator partner base, reelect our Board, or attract and retain certain types of investors, which could adversely affect our reputation, business, and financial performance.
Climate change may have an adverse impact on our business.
Risks related to climate change may have an adverse impact on our business and those of our customers, educator partners, and learners in the longer term. Any of our primary locations and the locations of our customers, educator partners, and learners may be vulnerable to the adverse effects of climate change. Furthermore, it is more difficult to mitigate the impact of these events on our employees while they work from home. Changing market dynamics, global policy developments, and the increasing frequency and impact of extreme weather events on critical infrastructure have the potential to disrupt our business and the business of our customers, educator partners, and learners, and may cause us to experience higher attrition, losses, and additional costs to maintain our operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers, educator partners, and learners and impact the communities in which we operate. Overall, climate change, its effects, and the resulting unknown impact could have a material adverse effect on our financial condition and results of operations.
Our workforce primarily operates on a remote basis, which could have a negative impact on the execution of our business plans and operations and create productivity, connectivity, and oversight challenges.
We allow most employees to work remotely on an ongoing basis. This policy could have a negative impact on the execution of our business plans and operations and create productivity, connectivity, and oversight challenges. For example, if a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult for us to continue components of our business for a period of time. Remote working may also result in consumer privacy, IT security, and fraud vulnerabilities, which, if exploited, could result in significant recovery costs and harm to our reputation. Operating in a predominantly remote work environment and providing and maintaining the operational infrastructure necessary to support a remote work environment also present significant challenges of managing, integrating, developing, training, and motivating our global workforce, transitioning knowledge, maintaining our company culture, and employee engagement and productivity. As a result, our culture, information technology requirements, cybersecurity risk, and business operations could be adversely affected.
Risks Related to Regulatory Matters and Litigation
Laws and regulations can have a negative impact on our business.

We are subject to complex and evolving laws and regulations worldwide that differ among jurisdictions and affect our operations in areas including, but not limited to: higher education; IP ownership and infringement; tax; import and export requirements; anti-corruption; data privacy requirements; consumer protection; employment and labor laws; and accounting and financial reporting. Compliance with such requirements can be onerous and expensive and may otherwise impact our business operations negatively. For example, unfavorable legal or regulatory developments related to higher education, AI, or privacy may adversely impact our platform, strategy, business, or operations. Legislative or regulatory developments may also adversely impact our current and prospective learners, customers, or educator partners, which may in turn have an adverse impact on our business, results of operations, financial condition, and growth prospects.

In addition, our policies, controls, and procedures designed to comply with applicable laws cannot provide assurance that our employees, contractors, or agents will not violate such laws or our policies. Violations of these laws and regulations can result in fines; criminal sanctions against us, our officers, or our employees; prohibitions on the conduct of our business; and damage to our reputation. The education technology industry is subject to media, political, and regulatory scrutiny, which can increase our exposure to regulatory investigations, legal actions, penalties, or reputational harm.

If our educator partners fail to comply with international, federal, and state education laws and regulations, including any applicable state authorizations for their programs, it could harm our business and reputation.
Higher education is heavily regulated in the U.S. and most international jurisdictions. Numerous U.S. states require education providers to be licensed or authorized in such state simply to enroll in-state learners into an online education program or to conduct related activities such as marketing. If any of our educator partners were found to be non-compliant with any of the laws, regulations, standards, or policies related to state authorization, the educator partner could lose its ability to operate in certain states. If such non-compliance extended to a material contingent of our educator partners, and they lost the ability to operate in certain states, our revenue could decline.
Additionally, the vast majority of our U.S.-based university partners participate in the federal student financial assistance programs under Title IV of the Higher Education Act of 1965, as amended (respectively, “Title IV” and “HEA”), and are subject to extensive regulation by the U.S. Department of Education (“DOE”), as well as various state agencies, licensing boards, and accrediting agencies. To participate in the Title IV programs, an institution must receive and maintain authorization by the appropriate state education agencies, be accredited by a DOE-recognized accrediting agency, and be certified by the DOE as an eligible institution.
The regulations, standards, and policies of our university partners’ regulators are complex, change frequently, and are often subject to differing interpretations. Changes in, or new interpretations of, applicable laws, regulations, or standards could compromise our university partners’ accreditation, authorization to offer online learning in various states or countries, permissible activities, or access to federal funds under the Title IV programs. We cannot predict with certainty how the requirements applicable to our university partners will be interpreted, including in the case of new laws or regulations for which no, or insufficient, interpretative guidance exists, or whether our university partners will be able to comply with these requirements in the future. Some regulations were designed to regulate in-person correspondence or other types of learning experiences not offered online and may be difficult to interpret or apply to the types of programs offered by our university partners on our platform. In addition, there is no assurance that degrees or certifications earned in one jurisdiction will be recognized as valid or sufficient in other jurisdictions, including internationally. This could affect employment prospects, eligibility for advanced degrees, and other opportunities. Our international university partners are subject to similarly extensive legislation, regulation, and oversight.
Our future growth could be impaired if we, or our educator partners, fail to obtain timely approval from applicable regulatory agencies to offer new programs, make substantive changes to existing programs, or expand their programs into or within certain jurisdictions.
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

Our educator partners, both U.S. and international, may be required to be authorized in certain states to offer online programs, engage in advertising or recruiting and operate externships, internships, technical training, or other forms of field experience, depending on state and international laws. Although many of our programs are offered by U.S.-based higher education institutions that hold such authorizations or participate in an appropriate state reciprocity agreement, such as the State Authorization Reciprocity Agreement (“SARA”), other educator partners are not traditional education institutions or operate outside of the U.S. and do not hold such state authorizations. Further, even U.S.-based higher education institutions could lose a necessary authorization either because it lapses or is revoked by a state agency. Such educator partners could also lack, or lose, the ability to participate in a reciprocity agreement that provides the basis for their authorization in multiple states. For example, California higher education institutions currently do not participate in SARA. Unless we choose to seek authorization in our own name, which we have not done to date, the loss of or failure by an educator partner to obtain a necessary state authorization would, among other things, limit our ability to deliver content to learners in that state, either for degree or non-degree programs, render the educator partner and its learners in that state ineligible to participate in Title IV or other financial aid programs, diminish the attractiveness of the educator partner’s programs, and ultimately compromise our ability to generate revenue. The DOE is currently considering changes to its state authorization regulation, which would require substantial revision of SARA to meet Title IV requirements. Adoption of these changes could result in our educator partners not being authorized in SARA states pending such revisions, or could result in some states ending their participation in SARA. In addition, if we or any of our educator partners fail to comply with any state agency’s rules, regulations, or standards beyond authorizations, the state agency could limit the ability of the educator partner to offer programs in that state or limit our ability to perform our contractual obligations to our educator partner in that state.
We, or our educator partners, may also be required to obtain appropriate approvals under international education laws and regulations. For example, a recent Indian regulation relating to online higher education requires, among other things, that learning platforms utilized by Indian universities to offer online degrees be approved by a technical committee of the Indian regulator. Seeking such approval could be a complex and time-consuming process, since the requirement is new, and as such there is no certainty as to the timing and standard of review for international platforms, or even whether international platforms are permitted to apply for approval. In addition, we may lack the knowledge and resources to successfully pursue an application without the support of one or more of our Indian university partners. International education laws and regulations may prohibit or restrict the delivery of online education by extraterritorial entities, or local policies or practice may favor local providers. India’s Ministry of Education recently announced its intent to launch its first digital university in 2023, the National Digital University, which would allow students to accumulate and combine credits from different higher education institutions. Such a program may negatively impact our ability to effectively expand our Degrees business in India.
If we, or our educator partners, fail to obtain or maintain necessary authorizations or violate applicable laws and regulations, learners in relevant programs could be adversely affected, we could lose our ability to operate in that state or international market, and our ability to generate revenue would be adversely affected.
If our educator partners fail to maintain institutional or programmatic accreditation for their programs, our revenue could be materially adversely affected.
The loss or suspension of an educator partner’s accreditation or other adverse action by their institutional accreditor would render the institution or its program ineligible to participate in Title IV programs or similar government funding programs that may be in place and available to our Degrees students based in and outside of the U.S. This loss, suspension, or other adverse action could prevent the educator partner from offering certain educational programs, could prevent our Degrees students from accessing such funding programs, and could make it impossible for the graduates of the educator partner’s program to practice the profession for which they trained. If any of these results occur, it could hurt our ability to generate revenue from that program.
Our activities are subject to international, federal, and state education accessibility, consumer protection laws and regulations, and other requirements.
As a service provider to higher education institutions both in the U.S. and internationally, either directly or indirectly through our arrangements with educator partners, we are required to comply with certain education laws and regulations.

Our platform is also subject to various requirements relating to accessibility for learners with disabilities. Certain requirements of Title II and Title III of the Americans with Disabilities Act apply to us and to our public and private university partners, Section 504 of the Rehabilitation Act of 1974 (the “Rehabilitation Act”) applies to our educator partners that receive federal funding, and Section 508 of the Rehabilitation Act, which sets accessibility standards for websites of federal departments and agencies, applies to certain of our government customers. Further, in the absence of definitive federal rulemaking, the Web Content Accessibility Guidelines 2.2, a set of recommendations and technical standards for making websites accessible to individuals with disabilities published by the World Wide Web Consortium, have become the effective standard for learner-facing aspects of our platform. We may not be successful in ensuring that our offerings and services meet these changing statutory and regulatory requirements, which could make our solutions less attractive to our educator partners, learners, and customers. This could also subject us to third-party lawsuits, regulatory fines, or other action or liability. As such, we expect to incur ongoing costs of compliance.
Our subscription plans charge learners on a recurring basis, and as a result, we must comply with complex international, federal, and state laws and regulations related to automatic renewal, unfair competition, and false advertising. These laws, among other things, require us to make specific disclosures in clear and conspicuous ways when a learner purchases a subscription, and obtain the learner’s affirmative, express consent to the recurring charges, as well as provide learners with refunds easily and promptly. The penalties for failing to comply with these requirements can be severe, including rendering the subscription contract null and void, and allowing the consumer to treat any services provided under such a contract as a gift, and any failure to comply with these requirements may constitute violations of more general consumer protection laws, which could subject us to third-party lawsuits, regulatory fines, or other action or liability, and we expect to incur ongoing compliance costs.
Additionally, we have made, and will continue to make, certain contractual commitments to our educator partners regarding legal and regulatory compliance, and failure to comply could result in breach of contract and indemnification claims and could cause damage to our reputation and impair our ability to grow our business and achieve profitability.
Changes in spending policies or budget priorities for government funding of academic institutions and other education providers, could result in adverse legislation or regulatory action.
Our educator partners include academic institutions and other education providers, many of which depend substantially on government funding. Any general decrease, delay, or change in governmental funding at the national or local level for academic institutions and other education providers could cause our current and potential educator partners to reduce their use of our platform, or delay content development for our platform, any of which could cause us to lose learners, customers, and revenue. For example, a government shutdown as a result of failure to enact funding legislation for the government’s next fiscal year could negatively impact our business, financial condition, and results of operations.
In the U.S., the increased scrutiny, compliance and results-based accountability initiatives in the education sector, as well as ongoing and potential future policy differences in Congress regarding spending levels, the federal student loan program, and the DOE organization, could lead to significant changes in connection with the pending reauthorization of the HEA and the associated negotiated rulemaking or otherwise. These changes may place additional regulatory burdens on postsecondary schools participating in the Title IV programs generally, and specific changes may be targeted at companies like us that serve higher education within the U.S. The adoption of any laws or regulations that limit our ability to provide our bundled services to our educator partners could compromise our ability to offer their programs or make our solutions less attractive to them. Congress could also enact laws or regulations that require us to modify our practices in ways that could increase our costs or otherwise adversely impact our business.
DOE regulatory activities and initiatives may have similar consequences for our business even in the absence of congressional action. No assurances can be given as to how any new rules may affect our business. In addition, the U.S. Supreme Court’s decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”) in June 2024, overturning the “Chevron doctrine” that provided for judicial deference to federal agency interpretations of statutes, has resulted in regulatory uncertainty and may cause industry uncertainty, increasing the risk of legal challenges to current DOE rules, policies, and guidance, and the potential for future enactment of congressional legislation.
Changes to governmental funding and priorities, as well as changes in legislation or regulations, with respect to educational programs may have a material adverse impact on our business, financial condition, and results of operations.

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
The DCL guidance indicates that an arrangement that complies with Example 2-B will be deemed to be in compliance with the incentive compensation provisions of the HEA and the DOE’s regulations. Our business model and contractual arrangements with our U.S.-based university partners are designed to follow Example 2-B in the DCL. However, the inherent ambiguity in the DCL and the incentive compensation rule creates the risk that DOE or a court, including, notably, in the context of a “whistleblower” claim under the federal False Claims Act, could disagree with that interpretation. If the DOE or a court determined that our business model or even the practices of a subcontractor did not meet the bundled services exception, we could have contractual obligations to our Title IV participating university partners, such as indemnifying an educator partner from private claims or government investigations or demands for repayment of Title IV program funds. Even if such claims are without merit, they could cause reputational harm, cause us to incur significant defense costs, result in the termination of our Title IV participating university partner agreements, and negatively impact our ability to enter into new agreements.
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

We can offer no assurances as to whether the exception in the DCL would be upheld by a court or how it would be interpreted. The revision, removal, or invalidation of the bundled services exception by Congress, the DOE, or a court, whether in an action involving our Company or our university partners, or in an action that does not involve us, could require us to change our business model and renegotiate the terms of our university partner agreements and could compromise our ability to generate revenue, thereby potentially materially and adversely impacting our business and operations.
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
If we were to become classified as a third-party service (“TPS”) under the HEA, we, and our Title IV participating university partners, would be subject to new compliance requirements, which could adversely impact our business and operations.
On February 15, 2023, the DOE issued “Requirements and Responsibilities for Third-Party Servicers and Institutions” (“GEN-23-03”). Prior to GEN-23-03 and based on longstanding DOE policy, only companies that assisted in financial aid administration functions were classified as a TPS. GEN-23-03 expanded the scope of TPS status to include companies that provide (among other things) recruiting services to Title IV participating universities. A Title IV participating university that engages a TPS must include specific provisions in the TPS contract and must report each TPS contract to the DOE. A company classified as a TPS falls under direct DOE oversight, is jointly and severally liable with the university for any HEA violations, and must undergo an annual audit. Subsequent to the receipt of numerous comments related to GEN-23-03 and a legal challenge, the DOE formally rescinded GEN-23-03. However, the DOE announced it intends to undergo negotiated rulemaking on TPS. If in the future we are considered a TPS to those Title IV participating university partners who receive recruiting services from us, those university partners could hesitate to engage us for recruiting services to avoid compliance obligations, and we would incur additional expense in complying with TPS requirements, which could materially and adversely impact our business and operations.
If we violate the misrepresentation rule, or similar federal and state regulatory requirements, we could face fines, sanctions, and other liabilities.
Under our contracts with U.S.-based university partners, we are required to comply with other regulations promulgated by the DOE and comparable state laws that affect our marketing activities, including the misrepresentation rule. The misrepresentation rule is broad in scope and applies to statements our employees or agents may make about the nature of an educator partner’s program, their financial charges, or the employability of their program graduates. A violation of this rule or other federal or state regulations applicable to our marketing activities by an employee or agent performing services for educator partners could damage our reputation, result in the termination of educator partner agreements, require us to pay fines or other monetary penalties, injunctions or other remedies and require us to pay the fees associated with indemnifying an educator partner from private claims or government investigations. Any such outcomes could have a material adverse effect on our business, financial condition, and results of operations.

We are required to comply with the Family Educational Rights and Privacy Act (“FERPA”) for certain of our offerings, and failure to do so could harm our reputation and negatively affect our business.
FERPA generally prohibits an institution of higher education from disclosing personally identifiable information from a learner’s education records without the learner’s consent. Certain U.S.-based university degree and certificate partners and Coursera for Campus customers and their learners disclose to us certain information that originates from or composes a learner education record under FERPA. Through our contracts to provide services to these institutions, we are indirectly subject to FERPA. If we violate FERPA, it could result in a material breach of our agreements with one or more of our educator partners and Coursera for Campus customers, which could harm our reputation. Further, in the event that we disclose learner information in violation of FERPA, the DOE could require an educator partner to suspend our access to their learner information for at least five years.
We could face liability, or our reputation might be harmed, as a result of the activities of our customers, educator partners, or learners for content on or accessible through our platform.
In some instances, various articles or other third-party content may be posted to our platform by customers, educator partners, or learners. The laws governing the fair use of these third-party materials are imprecise and adjudicated on a case-by-case basis, which makes it challenging to adopt and implement appropriately balanced institutional policies governing these practices. As a result, we could incur liability to third parties for the unauthorized duplication, distribution, or other use of this material. In addition, third parties may allege misappropriation, plagiarism, or similar claims related to content appearing on our platform. Any such claims, including claims of defamation, disparagement, negligence, breach of warranty, misappropriation, or personal harm, could subject us to costly litigation and impose a significant strain on our financial resources and management personnel, regardless of whether the claims have merit. Our various liability insurance coverages may not cover potential claims of this type adequately or at all, and we may be required to, or may choose to, alter or cease our uses of such material, which may include changing or removing content or altering the functionality of our platform, or be required to pay monetary damages. Furthermore, if inappropriate, offensive, or unlawful content is posted on our platform by customers, educator partners, or learners, it could harm our reputation, lead to a loss of users or partners, and potentially expose us to legal liability.
While we rely on a variety of statutory and common-law frameworks and defenses, including those provided by the Digital Millennium Copyright Act of 1998 (“DMCA”), the Communications Decency Act of 1996 (“CDA”), the fair-use doctrine in the U.S., as well as the Digital Services Act (“DSA”), the Digital Markets Act (“DMA”) and the e-Commerce Directive in the European Union (“EU”), differences between statutes, limitations on immunity, requirements to maintain immunity, and moderation efforts in the many jurisdictions in which we operate may affect our ability to rely on these frameworks and defenses, or create uncertainty regarding liability for information or content uploaded by customers, educator partners, or learners or otherwise contributed by third-parties to our platform. For example, while Section 230 of the CDA provides certain legal protections to online platforms from litigation related to content posted by users of their platforms, Section 230 has faced increasing litigation challenges and legislative proposals regarding the scope of its protection. These actions may increase the uncertainty of litigation risk for online platforms such as ours. Furthermore, Article 17 of the EU Directive on Copyright in the Digital Single Market affords copyright owners some enforcement rights that may conflict with U.S. safe harbor protections afforded to us under the DMCA. The DSA and DMA have gone into effect in the EU, updating the rules surrounding illegal content and requiring reports on the moderation of content. Moreover, regulators in the U.S. and in other countries in which we operate may introduce new regulatory regimes that increase potential liability for information or content available on our platform, or which impose additional obligations to monitor such information or content, which could increase our costs.
We are subject to government export and import controls and anti-corruption laws and regulations that could impair our ability to compete in international markets and subject us to liability if we are not in compliance with applicable laws.
Our business activities are subject to various restrictions under U.S. export and import and similar laws and regulations, including the U.S. Department of Commerce’s Export Administration Regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. The U.S. export control laws and U.S. economic sanctions laws include restrictions or prohibitions on the purchase or sale of certain technology, goods, and services to U.S. embargoed or sanctioned countries, governments, persons, and entities. In addition, various countries regulate the import of certain technology and have enacted or could enact laws that could limit our ability to provide learners and customers access to our platform or could limit our learners’ and customers’ ability to access or use our services in those countries.

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
We are also subject to various domestic and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, as well as other similar anti-bribery, anti-kickback laws, and anti-money laundering regulations. These laws and regulations generally prohibit companies, their employees, and their intermediaries from authorizing, offering, providing, and accepting improper payments or benefits for improper purposes. These laws also require that we keep accurate books and records and maintain compliance procedures designed to prevent any such actions. Although we take precautions to prevent violations of these laws and regulations, our exposure to violations increases as our international presence expands and as we increase sales and operations in foreign jurisdictions.
We may become involved in claims, lawsuits, government investigations, and other proceedings that could adversely affect our business, financial condition, and results of operations.
From time to time, we may be subject to claims, lawsuits, government investigations, arbitrations, and other proceedings including IP, privacy, commercial, employment, class action, securities, whistleblower, accessibility, advertising and marketing, consumer protection, and other litigation and claims, and government and other regulatory investigations and proceedings. For example, we were party to a class action lawsuit alleging certain violations of the Video Privacy Protection Act (“VPPA”) and have faced arbitration demands for alleged breach of the VPPA and other privacy laws. Additional allegations or litigation may arise against us in the future, including related to the VPPA and other privacy and consumer protection laws.

Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. In addition, litigation expense and the timing of these expenses from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations. Refer to Note 9, “Commitments and Contingencies”, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information.

Risks Related to Privacy, Cybersecurity, and Infrastructure
If sensitive information about our learners, customers, educator partners, or their employees is disclosed, or if we, or our third-party providers, are subject to cyberattacks, use of our platform could be curtailed, we may be exposed to liability, and our reputation would suffer.
Although we do not directly collect, transmit, and store financial information, such as credit cards and other payment information, except in very limited circumstances related to Enterprise customers, we utilize third-party payment processors who provide these services on our behalf. We also collect and store certain personal data provided by our customers, educator partners, learners, and potential learners, such as names, email addresses, and other data pertaining to their activity on our platform. The collection, transmission, and storage of such information is subject to stringent legal and regulatory obligations. Some of our third-party service providers, such as identity verification and payment processing providers, also regularly have access to personal data. In an effort to protect sensitive information, we rely on a variety of security measures, including encryption and authentication technology licensed from third parties. However, advances in computer capabilities, increasingly sophisticated tools and methods used by hackers and cyberterrorists, new discoveries in the field of cryptography, or other developments may result in our failure or inability to adequately protect sensitive information. In addition, there may be scamming or phishing attempts, such as impersonating our personnel, our customers’ personnel, or our educator partners’ personnel, in an effort to obtain personal information from our learners or otherwise make inappropriate use of our platform, which could expose us to liability, reduce learner, customer, and educator partner satisfaction with our platform, or damage our reputation. For example, we have had several instances of users impersonating professors and inviting learners to off-platform forums in an effort to entice the learners to buy unrelated educational content.
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
Any failure or perceived failure by us to comply with our privacy policies, our privacy or data protection obligations to learners or other third parties, or our privacy or data protection legal obligations, or any compromise of security that results in the unauthorized access, release, use, or transfer of sensitive information, which may include personal data or other data, may result in government enforcement actions, litigation, or public statements against us by consumer advocacy groups or others and could cause learners to lose trust in us, which could have an adverse effect on our business. Furthermore, under the terms of our agreements with educator partners and customers, and our primary legal obligations, we are responsible for the costs of investigating and disclosing data breaches. In addition to costs associated with investigating and fully disclosing a data breach in such instances, we could be subject to substantial costs to remedy the data breach, substantial monetary fines, or private claims by affected parties, and our reputation would likely be harmed.
Further, if we, or our third-party service providers, experience security breaches that result in platform performance or availability problems or the loss or unauthorized disclosure of sensitive information, our reputation and ability to maintain existing or attract new, learners, customers, and educator partners could be materially adversely affected. Learners could decline to enroll or stay enrolled in our educator partners’ programs, customers could terminate our agreements or stop paying for our services, and educator partners could scale back their programs or elect to not renew their agreements. We could be subject to third-party lawsuits, regulatory fines, or other action or liability. Further, any reputational damage resulting from breach of our security measures could create distrust of our Company by prospective learners, customers, or educator partners.
We, and our third-party service providers, may not have the resources or technical sophistication to anticipate or prevent all such cyberattacks. Moreover, techniques used to obtain unauthorized access to systems change frequently and may not be known until launched against us or our third-party service providers. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or our third-party service providers’ employees or theft or loss of devices.

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
Disruption to or failures of our platform could result in our educator partners and learners becoming dissatisfied with our platform and could harm our reputation.
The performance and reliability of our platform and the underlying technology are critical to our operations, reputation, and ability to attract and retain learners, customers, and educator partners. We must provide our learners with the ability to access our platform on a frequent and reliable basis, and our educator partners rely on the availability of our platform to offer their content online. Our platform is complex and relies on cloud infrastructure provided by third parties, and may contain defects, errors, or vulnerabilities, or may not perform as contemplated. These errors, defects, disruptions, breaches, or other performance problems with our platform could damage our, or our educator partners’, reputations, decrease learner, customer, or educator partner satisfaction and retention, negatively impact our ability to attract new learners, customers, and educator partners, and could result in large indemnity payments to them for losses suffered or incurred in connection with any such defects or errors on our platform, or other liabilities relating to or arising from our platform. In addition, sustained or recurring disruptions in our platform or its underlying technology could adversely affect our, or our educator partners’, compliance with applicable regulations and accrediting body standards.
Further, if we fail to accurately predict the rate or timing of our platform growth, we may be required to incur significant additional costs to maintain reliability. We also depend on the development and maintenance of the internet infrastructure, including maintenance of reliable internet networks with the necessary speed, data capacity, and security. If we experience failures in our technology infrastructure or do not expand our technology infrastructure successfully, then our ability to attract and retain learners, customers, and educator partners, our growth prospects, and our business would suffer.
From time to time, we have experienced and expect to continue experiencing, interruptions, delays, and outages in service and availability due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, capacity constraints, and lack of network connectivity in one or more regions, which could affect the availability of services on our platform and prevent or inhibit our learners’ ability to access or complete courses and programs on our platform. Our technology infrastructure is currently hosted in third-party data centers, and our platform and underlying technology is supported by multiple third-party providers. Any disruption in our third-parties’ services or any failure of our third-party service providers to handle the demands of our platform, could significantly harm our business and damage our reputation. We do not have control over their operations or their facilities, and these facilities may be vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages, and similar events or acts of misconduct.

If we do not maintain the compatibility of our learning management platform with third-party applications that our customers use, our revenue will decline.
A number of our customers integrate our learning management platform with certain learning management systems or learning experience platforms using application programming interfaces for user management, usage reporting, and content listings, and we expect this number of customers to grow. The functionality and popularity of our platform depends, in part, on our ability to integrate our platform with third-party applications and software. Third-party application and software providers may change their features, restrict our access, or alter their usage terms in ways that could negatively affect us. Such changes could functionally limit or terminate our ability to use them in conjunction with our platform, which could negatively impact our offerings and harm our business. If we fail to integrate our platform with new third-party applications and software that our learners, customers, and educator partners utilize, we may not be able to offer the functionality that they need, which would negatively impact our ability to generate revenue and adversely impact our business.
Our payments system depends on third-party providers and is subject to evolving laws and regulations.
We rely on third-party payment processors to manage learner and certain customer payments on our platform. These third-party service providers perform essential services such as card processing, currency exchange, identity verification, and fraud analysis. If these service providers do not perform adequately, terminate their relationships with us, refuse to renew their agreements on commercially reasonable terms, or impose additional requirements, we may need to find alternate payment processors. We may not be able to secure similar terms or replace such payment processors in an acceptable timeframe. Further, the software and services provided by our third-party payment processors may not meet our expectations, contain errors or vulnerabilities, be compromised, experience outages, or such processors may impose additional authentication, validation, or other requirements. Any of these risks could cause us to lose our ability to accept online payments, conduct other payment transactions, or make it difficult for our customers to make payments to us, any of which could make our platform less convenient and attractive and harm our ability to attract and retain learners, customers, and educator partners. In addition, if these providers increase the fees they charge us, our operating expenses could increase.
Payment-related laws and regulations are complex and vary across different jurisdictions in the U.S. and globally, requiring us to spend significant time and effort to comply. Any failure or claim of our failure to comply, or any failure by our third-party service providers to comply, could cost us substantial resources, result in liabilities, or force us to stop offering certain third-party payment services. In addition, as we grow our international leaner and customer base, we believe we will need to accommodate more local payment methods. As we expand the availability of new payment methods in the future, we may become subject to additional regulations and compliance requirements.
Further, through our agreement with our third-party credit card processors, we are indirectly subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard. We are also subject to rules governing electronic funds transfers. Any change in these rules and requirements could make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to additional fines and higher transaction fees and lose our ability to accept online payments, and our business and operating results could be adversely affected.

Our business depends to a significant degree on continued access to the internet and mobile networks.
Our learners, customers, and educators rely on access to the internet and mobile networks to access our platform. Internet service providers may choose to disrupt or degrade access to our platform or increase the cost of such access. Internet service providers or mobile network operators could also attempt to charge us for providing access to our platform. In January 2018, the Federal Communications Commission (the “FCC”) released an order reclassifying broadband internet access as an information service, subject to certain provisions of Title I of the Communications Act. Among other things, the order eliminates rules adopted in 2015 that prohibited broadband providers from blocking, impairing, or degrading access to legal content, applications, services, or non-harmful devices, or engaging in the practice of paid prioritization (e.g., the favoring of some lawful internet traffic over other traffic in exchange for higher payments). The order was contested and affirmed in federal court, and the parties declined to appeal the decision to the Supreme Court. A number of states have also enacted or are considering legislation or executive actions that would regulate the conduct of broadband providers. Most recently, on January 2, 2025, the U.S. Court of Appeals for the Sixth Circuit struck down a rule by the FCC attempting to reclassify broadband as a regulated “telecommunications service” subject to the net neutrality rule. If the absence of net neutrality regulations leads to difficulties for our learners, customers, or educator partners to access our platform, we can face increased costs, lose existing learners, customers, and educator partners, face difficulties attracting new ones, and experience material and adverse impacts on our business and growth opportunities. Outside of the U.S., government regulation of the internet, including the idea of net neutrality, may be developing or non-existent. As a result, we could face discriminatory or anti-competitive practices that could impede our growth prospects, increase our costs, and harm our business.
If the mobile solutions available to our learners, customers, and educator partners are not effective, the use of our platform could decline.
Learners and customers have been increasingly accessing our platform through our mobile app. The smaller screen size and reduced functionality associated with some mobile devices may make the use of our platform more difficult or our customers and educator partners may believe that online learning through such mobile devices is not effective. Learners accessing our network primarily on mobile devices may not enroll in our content or programs as often as those accessing our platform through personal computers, which could result in less revenue for us. If we are not able to provide our customers and educator partners with the functionality to deliver a rewarding experience on mobile devices, their ability to attract learners to their programs may be harmed and, consequently, our business may suffer.
As new mobile devices and features are released, we may encounter problems in developing or supporting apps for them. In addition, supporting new devices and mobile device operating systems may require substantial time and resources.
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
If our learners, customers, or educator partners encounter difficulty accessing or using, or if they choose not to use, our mobile solutions, our growth prospects and our business may be adversely affected.
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

In the U.S., the California Consumer Privacy Act (“CCPA”) grants California consumers rights to access, delete, and opt out of the sale of their personal information, while imposing operational requirements on businesses. As amended by the California Privacy Rights Act (“CPRA”) in 2023, these laws expanded consumer rights to include sensitive data protections and behavioral advertising opt-outs, and established a dedicated state agency for enforcement, increasing compliance obligations and associated costs for businesses. Additionally, numerous other U.S. states, such as Virginia, Colorado, Connecticut, and Utah, have passed privacy laws, and there are a number of additional proposals for U.S. federal and state privacy laws that could increase our potential liability, add layers of complexity to compliance in the U.S. market, increase our compliance costs, and adversely affect our business. In addition, all 50 states have laws, including obligations to provide security breach notifications of computer databases that contain personal information to affected individuals, state officers, and others. Aspects of these U.S. state privacy laws and other laws and regulations relating to data protection, privacy, and information security, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them.
The EU General Data Protection Regulation and UK General Data Protection Regulation (together, “GDPR”) impose stringent data protection requirements on businesses processing personal data of EU and UK data subjects, respectively. The GDPR is wide-ranging in scope and imposes numerous additional requirements on companies that process personal data, including requiring that lawful bases exist for all processing of personal data, requiring disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security of personal data, creating mandatory data breach notification requirements in certain circumstances, and requiring that certain measures (including contractual obligations) are taken when engaging third-party processors or transferring data overseas. The GDPR also provides individuals with various rights in respect of their personal data, including rights of access, erasure, portability, rectification, restriction, and objection. Complying with the GDPR remains an onerous and potentially costly obligation as interpretations of the specific requirements emerge through the courts, enforcement decisions, and regulatory guidance. The European Commission issued an adequacy decision in respect of the EU-U.S. Data Privacy Framework (the “Framework”) on July 10, 2023, permitting transfers of personal data from the EU to U.S. organizations certified under the Framework, without additional transfer mechanisms. The Framework also applies to transfers from the UK to the U.S. as of October 12, 2023. However, legal challenges to the validity of this adequacy decision have been lodged in the EU, with further challenges expected.
Similar data privacy laws, rules, and regulations in other countries may also impact our business, such as laws in the People’s Republic of China, Singapore, Brazil, and India.
Furthermore, future laws, rules, and regulations with respect to AI in the U.S. or internationally may significantly impact our business. In March 2024, the European Commission adopted the Artificial Intelligence Act (“AI Act”), which is expected to take full effect in 2026. The AI Act will introduce significant compliance obligations and regulatory fines for breaches on all operators of AI systems. A particular risk of the AI Act is the potential classification of certain uses of AI systems in an educational context as high risk, significantly increasing the compliance burden associated with running such AI systems and which may bring into question the feasibility of operating AI systems for certain use cases.
We cannot yet fully determine the impact that these or future laws, rules, and regulations may have on our business or operations. These laws, rules, and regulations may be inconsistent from one jurisdiction to another, subject to differing interpretations, and may be interpreted to conflict with our practices.

Additionally, we may be bound by contractual requirements applicable to our collection, use, processing, and disclosure of various types of data, including personal information, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters. Any failure or perceived failure by us or any third parties with which we do business to comply with these laws, rules, and regulations, or with other obligations to which we or such third parties are or may become subject, may result in actions against us by government entities or private claims and litigation. For example, in 2023 a class action lawsuit alleging certain violations of the VPPA was filed against us, which was dismissed with prejudice after the parties agreed to a mutual release of claims without monetary settlement in January 2025. Any such action may subject us to substantial legal and other costs, may require substantial time and resources to defend, may result in fines, penalties, or other liabilities, and likely would damage our reputation and adversely affect our business and operating results. In many jurisdictions, enforcement actions and consequences for non-compliance with protection, privacy, and information security laws and regulations are rising. In the U.S., possible consequences for non-compliance include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies, state attorneys general, legislatures, and consumer protection agencies. In the EU, data protection authorities may impose large penalties for violations of the data protection laws, including potential fines of up to €20 million or 4% of annual global revenue, whichever is greater. The authorities have shown a willingness to impose significant fines on businesses and issue orders preventing them from processing personal data. Data subjects and consumer associations also have a right of action to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of applicable data protection laws. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards that may legally or contractually apply to us. If we fail to follow these standards, even if no learner information is compromised, we may incur significant fines or other costs.
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
Our use of social media, emails, push notifications, and text messages in ways that do not comply with applicable laws and regulations, may lead to the loss or infringement of IP, result in unintended disclosure, harm our reputation, or subject us to fines or other penalties.
We use social media, emails, push notifications, and text messages as part of our omnichannel marketing approach. As laws and regulations evolve to govern the use of these channels, the failure by us, our employees, our educator partners, or third parties acting at our direction to comply with applicable laws and regulations in the use of these channels could adversely affect our reputation or subject us to fines or other penalties. In addition, our employees, our educator partners, or third parties acting at our direction may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement of IP, as well as the public disclosure of proprietary, confidential, or sensitive personal information of our business, employees, learners, customers, educator partners, or others. Information concerning us, our learners, customers. or educator partners, whether accurate or not, may be posted on social media platforms at any time and may have an adverse impact on our brand, reputation, or business. The harm may be immediate without affording us an opportunity for redress or correction and could have a material adverse effect on our reputation, business, operating results, financial condition, and prospects.

Risks Related to Intellectual Property
Any failure to obtain, maintain, protect, or enforce our IP and proprietary rights could impair our ability to protect our proprietary technology and our brand and could materially harm our business.
We rely on a combination of IP rights, contractual protections, and other practices to protect our brand, proprietary information, technologies, and processes. We primarily rely on copyright, trade secret, and patent laws to protect our proprietary technologies and processes, including key algorithms. Others may independently develop or improperly acquire similar technologies or processes, which may allow them to provide a service similar to ours, which could harm our competitive position. Our principal trademark assets include the registered trademark “Coursera” and our logos and taglines. We also hold the rights to the “Coursera.org” internet domain name and various related domain names, which are subject to global internet regulatory bodies and laws. If we are unable to protect our trademarks or domain names, our brand recognition and reputation would suffer, we would incur significant expense establishing new brands, and our operating results would be adversely impacted. We cannot guarantee that pending patent applications will result in patents that provide effective protection. Even issued patents may be circumvented or challenged before the U.S. Patent and Trademark Office. In addition, we cannot assure you that every significant feature of our technology and services will be protected by any patent or patent application. Further, to the extent we pursue patent protection for our innovations, patents we may apply for may not be issued, and issued patents may not provide us with any competitive advantages. There can be no assurance that any patents we obtain will adequately protect our inventions or survive a legal challenge, as the legal standards relating to the validity, enforceability, and scope of protection of patent and other IP rights are uncertain.
Third parties may challenge or infringe on our patents, copyrights, trademarks, and other IP and proprietary rights owned or held by us. We may be required to spend significant resources to monitor and protect our IP rights, and our efforts may not be sufficient. Even if we do detect violations, enforcement, including litigation, could be time-consuming and expensive, diverting management’s attention and potentially leading to defenses and counterclaims. If we are unable to cost-effectively protect or enforce our IP rights, then our business could be harmed. An adverse decision in any of these legal actions could limit our ability to assert our IP or proprietary rights, limit the value of our IP or proprietary rights, or otherwise negatively impact our business, financial condition, and results of operations. If the protection of our IP and proprietary rights is inadequate to enforce and prevent use or misappropriation by third parties, the value of our brand and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to customers and potential customers may become confused in the marketplace, and our ability to attract customers may be adversely affected.
We may be subject to IP claims, which are extremely costly to defend, could require us to pay significant damages, and could limit our ability to use certain technologies in the future.
Companies in the technology industry frequently face litigation for alleged infringement or other violations of IP rights. We periodically receive notices claiming we have infringed, misappropriated, or misused other parties’ IP rights. As our public recognition grows, the risk of facing IP claims increases. Any IP claims against us, with or without merit, could be time consuming and expensive to settle or litigate and could divert the attention of our management. Litigation regarding IP rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters.
In addition, some of our competitors have extensive portfolios of issued patents and significant resources to enforce their IP rights. Any claims successfully brought against us could subject us to significant liability for damages, and we may be required to stop using technology or other IP alleged to be in violation of a third party’s rights. We also might be required to seek a license for third-party IP. Even if a license is available, we could be required to pay significant royalties or submit to unreasonable terms, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. If we cannot license or develop technology for any allegedly infringing aspect of our business, we would be forced to limit our service and may be unable to compete effectively. Any of these results could harm our business.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and proprietary information.
We have devoted substantial resources to the development of our IP and proprietary rights. In order to protect our IP and proprietary rights, we rely in part on confidentiality agreements with our employees, licensees, independent contractors, and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases, we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.
Our use of open source software (“OSS”) could negatively affect our ability to offer our solutions and subject us to possible litigation.
A substantial portion of our platform and our solutions incorporate OSS, and we may incorporate additional OSS in the future. OSS is generally freely accessible, usable, and modifiable. Certain OSS licenses may, in certain circumstances, require us (i) to offer our solutions that incorporate OSS for no cost, (ii) to make available source code for modifications or derivative works we create based upon incorporating or using OSS; and (iii) to license such modifications or derivative works under the terms of the particular OSS license. If an author or other third party that distributes OSS we use were to allege non-compliance with the license conditions, we may incur significant legal expenses defending against such allegations. We could also be required to disclose our proprietary code, and could be subject to significant damages. This could include injunctions preventing us from offering our solutions that contain the OSS, or being required to comply with one or more license conditions. Any of these outcomes could disrupt our ability to offer the affected solutions. We could also be subject to suits by parties claiming ownership of what we believe to be OSS. Litigation could consume management’s time and attention, be costly for us to defend, and have a negative effect on our operating results and financial condition.
Individuals that appear in content hosted on our platform may claim violation of their rights.
Instructors and learners featured in video segments hosted on our platform may claim that we did not obtain proper assignments, licenses, consents, and releases for using their likenesses, images, or other contributed content. Although our educator partners are contractually required to secure these rights for their course material, we cannot be certain that they have done so. Moreover, the laws governing rights of publicity and privacy, and the laws governing instructor ownership of educational content, are imprecise and adjudicated on a case-by-case basis, such that the enforcement of agreements to transfer the necessary rights is unclear. As a result, we could incur liability to third parties for the unauthorized duplication, display, distribution, or other use of this material. Any such claims could subject us to costly litigation and impose a significant strain on our financial resources and management personnel, regardless of whether the claims have merit. Our various liability insurance coverages may not cover potential claims of this type adequately or at all, and we may be required to alter or cease our use of such material, which may include changing or removing content from courses, or to pay monetary damages. Moreover, claims by instructors and learners could damage our reputation, regardless of whether such claims have merit.
Risks Related to Tax, Accounting, and Operations
Our business is subject to indirect taxes.
The application of indirect taxes, such as sales and use taxes, value-added taxes, provincial taxes, goods and services taxes, business taxes, digital service taxes, and gross receipt taxes to businesses like ours is complex and constantly evolving. Significant judgment is required to evaluate applicable tax obligations, and we record estimates that could change. In many cases, the ultimate tax determination is uncertain because it is not clear how existing statutes may apply to our business. Federal, state, local, or foreign jurisdictions may seek to impose additional reporting, recordkeeping, or indirect tax collection obligations on businesses like ours that facilitate e-commerce. For example, in 2018, the U.S. Supreme Court ruled that, in certain situations, states can require online merchants to collect and remit sales taxes on transactions in the state despite not having a physical presence in the state. Changes to indirect tax law could lead to substantial costs for tax collection, remittance, and audit responses, which could affect our operating results or harm our business in the event that we change our pricing to account for the increased obligations.

Amendments to existing tax laws, rules, or regulations or enactment of new unfavorable tax laws, rules, or regulations could have an adverse effect on our business and operating results.
Many of the underlying laws, rules, and regulations imposing taxes and other obligations were established before the growth of the internet and e-commerce. U.S. federal, state, local, and foreign taxing authorities are currently reviewing the appropriate treatment of companies engaged in e-commerce and considering changes to existing tax or other laws that could levy sales, income, consumption, use, or other taxes relating to our activities, and/or impose obligations on us to collect such taxes. If such tax or other laws, rules, or regulations are amended, or if new laws, rules, or regulations are enacted, the results could increase our tax payments or other obligations, prospectively or retrospectively, subject us to interest and penalties, decrease the demand for our services if we pass on such costs to our learners, customers, or educator partners, result in increased costs to update or expand our technological or administrative infrastructure, or effectively limit the scope of our business activities if we decided not to conduct business in particular jurisdictions. As a result, these changes may have a material adverse effect on our business, results of operations, financial condition, and prospects.
Our ability to use our net operating loss (“NOL”) carryforwards and certain other tax attributes may be limited.
We have incurred substantial federal NOLs during prior periods. NOLs may carry forward to offset future taxable income; however, they could expire unused and be unavailable to offset future income tax liabilities. Specifically, the Tax Cuts and Jobs Act imposes certain limitations on the deduction of NOLs generated in tax years that began on or after January 1, 2018, including a limitation on use of NOLs to offset only 80% of taxable income and the disallowance of NOL carrybacks. Although NOLs generated in tax years before 2018 may still be used to offset future income without limitation, the recent legislation, among other regulatory and economic changes, may limit our ability to use our NOLs to offset any future taxable income. Our NOLs may similarly expire under state laws. In addition, under the rules of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change”, generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its NOLs and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. The applicable rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock, as well as changes in ownership arising from new issuances of stock by the company. As a result of these rules, in the event that we experience one or more ownership changes as a result of future transactions in our stock, we may be limited in our ability to use our NOL carryforwards to offset our future taxable income, if any.
Our reported results of operations may be adversely affected by changes in generally accepted accounting principles.
Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board, the U.S. Securities and Exchange Commission (“SEC”), and various bodies formed to promulgate and interpret accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions completed before the effective date of the change. It is difficult to predict the impact of future changes to accounting principles or our accounting policies, any of which could negatively affect our reported financial position or results of operations.
If our internal control over financial reporting (“ICOFR”) or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.
We are required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“SOX”). In addition, our independent registered public accounting firm is required to annually attest to the effectiveness of our ICOFR. SOX requires that we maintain effective ICOFR and disclosure controls and procedures. In particular, on an ongoing basis, we must perform system and process evaluations, document our controls, and perform testing of our key controls over financial reporting to allow management and our independent public accounting firm to report on the effectiveness of our ICOFR. If we are not able to comply with SOX requirements, or if we, or our independent public accounting firm, identify deficiencies in our ICOFR that are deemed to be material weaknesses, our stock price would likely decline, and we could be subject to lawsuits, sanctions, or investigations by regulatory authorities, which would require additional financial and management resources.

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
As a public company, we incur significant legal, accounting, and other expenses. Our management team and other personnel devote a substantial amount of time to, and we may not effectively, or efficiently manage our operations as a public company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the applicable requirements of SOX and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of the SEC and the New York Stock Exchange. If, notwithstanding our efforts to comply with these laws, regulations, and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. Further, failure to comply with these rules might make it more difficult for us to obtain some types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board, on committees of our Board, or as members of senior management. As such, we invest resources to comply with evolving laws, regulations, and standards. This investment results in increased general and administrative expenses.
If we are unable to recruit and retain skilled accounting and finance personnel, the quality and timeliness of our financial reporting may suffer, which could result in the identification of material weaknesses in our internal controls. Any consequences resulting from inaccuracies or delays in our financial reports filed with the SEC could cause our stock price to decline and could harm our business, financial condition, and results of operations.
Risks Related to Our Common Stock
Our stock price has been volatile in the past and may be volatile in the future, and you may lose all or part of your investment.
Our stock price has been volatile in the past and may be volatile in the future, and it has experienced declines in the past and may experience future declines. As a result, you may not be able to resell your shares at or above the price at which your shares were acquired. Our stock price and its trading volume could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•variations in our operating results and other financial and operational metrics, including the key financial and operating metrics disclosed in this Form 10-K, as well as how those results and metrics compare to analyst and investor expectations;
•speculation in the market about our operating results;
•the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates or ratings by any securities analysts who follow us, or our failure to meet these estimates or investor expectations;
•events or factors resulting from global health crises, war or other outbreak of hostilities, geopolitical tensions, acts of terrorism, responses to these events, or the perception that any such factors or events may occur;
•announcements of new services or enhancements, strategic alliances or significant agreements, or other developments by us or our competitors;
•announcements by us or our competitors of mergers or acquisitions or rumors of such transactions involving us or our competitors;
•changes in management, other key personnel, or our Board;
•disruptions in our platform due to hardware, software, network problems, security breaches, or other issues;
•the strength of the global economy or the economy in the jurisdictions in which we operate, and market conditions in our industry and those affecting our educator partners and learners;

•trading activity by our principal stockholders, and other market participants, in whom ownership of our common stock may be concentrated;
•market perception of, or reaction to, our restructuring and expense reduction initiatives, including the initiative announced in October 2024 (refer to Note 14, “Restructuring Related Charges”, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K);
•price and volume fluctuations, and general volatility, in the overall stock market;
•the performance of the equity markets in general and in our industry;
•the operating performance of other similar companies;
•actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally;
•new laws or regulations, new interpretations of existing laws, or regulations applicable to our business;
•litigation or other claims against us;
•the number of shares of our common stock that are available for public trading; and
•any other factors discussed in this Form 10-K.
In addition, if the market for technology stocks, education stocks, or the stock market in general experiences a loss of investor confidence, whether due to any of the foregoing factors or otherwise, our stock price could decline for reasons unrelated to our business, results of operations, or financial condition. Our stock price might also decline in reaction to events that affect other companies, even if those events do not directly affect us. These broad market fluctuations, as well as general economic, political, and market conditions, such as recessions or inflation, may cause declines in our stock price, and you may not realize any return on your investment in us and may lose some or all of your investment.
Some companies that have experienced volatility in their stock price have been the subject of securities class action litigation. If we are the subject of such litigation, it could result in substantial costs and could divert our management’s attention and resources, which could adversely affect our business.
In addition, as of December 31, 2024, we had 25,438,046 shares that were issuable upon exercise of outstanding stock options or the vesting of outstanding restricted and performance stock units. Sales of stock by these equity holders or the perception that such sales could occur could adversely affect our stock price.
We may issue additional common stock, convertible securities, or other equity in the future. We also expect to issue common stock to our employees, directors, and other service providers pursuant to our equity incentive plans. Such issuances will be dilutive to investors and could cause our stock price to decline. New investors in such issuances could also receive rights senior to those of holders of our common stock.
Our actual operating results may not meet our guidance or analyst or investor expectations, which would likely cause our stock price to decline.
From time to time, we have released and may continue to release guidance in our earnings releases, earnings conference calls, or otherwise, regarding our expectations for future performance as of the date of release. If given, this guidance, which will include forward-looking statements, will be based on management’s projections. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control. The principal reason that we expect to continue to release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. With or without our guidance, analysts and investors may publish or otherwise have expectations regarding our business, financial condition, and results of operations, for which we do not accept any responsibility. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us or analysts will not materialize or will vary significantly from actual results. If our actual performance does not meet or exceed our guidance or analyst or investor expectations, our stock price is likely to decline.

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
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our Company more difficult, limit attempts by our stockholders to replace or remove our current management, and reduce our stock price.
Provisions in our amended and restated certificate of incorporation and bylaws, may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and bylaws include provisions that:
•authorize our Board to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our Board that may be senior to our common stock;
•require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•specify that special meetings of our stockholders can be called only by our Board, the Chairman of our Board, our President, or our Chief Executive Officer;
•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our Board;
•establish that our Board is divided into three classes, with each class serving three-year staggered terms;
•prohibit cumulative voting in the election of directors;
•provide that our directors may be removed only for cause;
•provide that vacancies on our Board may be filled by a majority of directors then in office, even if less than a quorum; and
•require the approval of our Board or the holders of at least 66 2/3% of our outstanding shares of capital stock to amend our bylaws and certain provisions of our certificate of incorporation.
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in a broad range of business combinations with any interested stockholder for a period of three years following the date on which such stockholder became an interested stockholder. Further, as a PBC, we may be less attractive as a takeover target than a traditional company and, therefore, your ability to realize your investment through an acquisition may be limited. Any delay or prevention of a change of control transaction or changes in our management could cause our stock price to decline or could prevent or deter a transaction that you might support.

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
Any person or entity purchasing or otherwise acquiring any interest in our capital stock shall be deemed to have notice of and consented to the provisions of our amended and restated certificate of incorporation and bylaws described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, or other employees. Alternatively, if a court were to find these provisions of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, and results of operations and result in a diversion of the time and resources of our management and Board.
Risks Relating to Our Existence as a Public Benefit Corporation
Although we operate as a Delaware PBC, we cannot assure that we will achieve our public benefit purpose.
As a Delaware PBC, we must operate in a responsible and sustainable manner, balancing our stockholders’ pecuniary interests, the best interests of those materially affected by our conduct, and the public benefit identified in our certificate of incorporation. However, there is no assurance that we will achieve our public benefit purpose or realize the expected positive impact. Failure to do so could have a material adverse effect on our reputation, which in turn, may have a material adverse effect on our business, results of operations, and financial condition.
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

If our publicly reported Certified B CorporationTM (“B Corp”) score declines, if we lose our certified B Corp status, or if we choose not to renew our B Corp certification, our reputation could be harmed and our business could suffer.
We are certified as a B Corp through B Lab, which requires us to meet rigorous standards of social and environmental performance, accountability, and transparency. Our business model and brand could be harmed if we were to lose or if we were to choose not to renew our certification as a B Corp. We must undergo a reassessment every three years to maintain our B Corp certification, and we last completed such assessment in 2022. B Lab’s certification requirements are subject to periodic changes and updates, including a recently-released proposed new framework, which if adopted in its present form, could make it more difficult to achieve certification. Whether due to our choice or our failure to meet B Lab’s certification requirements, a loss of our certification could create a perception that we are more focused on financial performance and no longer as committed to the values expected of a B Corp. Likewise, our reputation could be harmed if our publicly reported B Corp score declines or if we take actions that are perceived to be misaligned with B Corp values.
As a PBC, our focus on a specific public benefit purpose and producing a positive effect for society may negatively impact our financial performance.
Unlike traditional Delaware corporations, whose directors have a fiduciary duty to focus exclusively on maximizing stockholder value, our directors have a fiduciary duty to consider not only stockholders’ interests, but also the Company’s specific public benefit and the interests of other stakeholders affected by our actions. Therefore, we may take actions that we believe will be in the best interests of those stakeholders materially affected by our specific benefit purpose, even if those actions do not maximize our financial results. While our public benefit designation aims to provide an overall net benefit to us, our learners, customers, and educator partners, it may lead to decisions and actions that do not prioritize income generation, and hence may affect distribution to our stockholders. Our pursuit of longer-term or non-pecuniary benefits may not materialize within the timeframe we expect or at all and may have a negative effect on any amounts available for distribution to our stockholders. Accordingly, being a PBC and complying with our related obligations could harm our business, results of operations, and financial condition, which in turn could cause our stock price to decline.
Additionally, as a PBC, we may be less attractive as a takeover target than traditional companies and, therefore, your ability to realize your investment through an acquisition may be limited. PBCs may also not be attractive targets for activists or hedge fund investors because new directors would still have to consider and give appropriate weight to the public benefit along with stockholder value, and stockholders can enforce this through derivative suits. Further, by requiring the boards of directors of PBCs to consider additional constituencies other than maximizing stockholder value, Delaware PBC law could potentially make it easier for a board to reject a hostile bid, even where the takeover would provide the greatest short-term financial yield to investors.
Our directors have a fiduciary duty to consider not only our stockholders’ interests, but also our specific public benefit and the interests of other stakeholders affected by our actions. If a conflict between such interests arises, there is no guarantee such a conflict would be resolved in favor of our stockholders.
As a PBC, our directors have a fiduciary duty to consider not only the stockholders’ interests, but also the company’s specific public benefit and the interests of other stakeholders affected by the company’s actions. Under Delaware law, directors are shielded from liability for breach of these obligations if they make informed and disinterested decisions that serve a rational purpose. Thus, unlike traditional Delaware corporations that must focus exclusively on stockholder value, our directors are not merely permitted, but obligated, to consider our specific public benefit and the interests of other stakeholders. In the event of a conflict between the interests of our stockholders and the interests of our specific public benefit or our other stakeholders, our directors must only make informed and disinterested decisions that serve a rational purpose; thus, there is no guarantee such a conflict would be resolved in favor of our stockholders, which could harm our business, results of operations, and financial condition, which in turn could cause our stock price to decline.

Our focus on the long-term best interests of our Company as a PBC and our consideration of all of our stakeholders, including our stockholders, learners, customers, educator partners, employees, the communities in which we operate, and other stakeholders that we may identify from time to time, may conflict with short- or medium-term financial interests and business performance, which may negatively impact our stock price.
We believe that focusing on the long-term best interests of our Company as a PBC and our consideration of all of our stakeholders, including our stockholders, learners, customers, educator partners, employees, the communities in which we operate, and other stakeholders we may identify from time to time, is essential to the long-term success of our Company and to long-term stockholder value. Therefore, we have made, and may in the future, make decisions that we believe are in the long-term best interests of our Company and our stockholders, even if such decisions may negatively impact the short- or medium-term performance of our business, results of operations, and financial condition or the short- or medium-term performance of our common stock. Our commitment to pursuing long-term value for the Company and its stockholders, potentially at the expense of short- or medium-term performance, may have a material adverse effect on our stock price, including making ownership of our common stock less appealing to investors who are focused on returns over a shorter time horizon. Our decisions and actions aimed at achieving long-term success and enhancing long-term stockholder value—such as improving platform trust and safety, altering community support delivery, strengthening relationships with learners, customers, educator partners, and employees, introducing new offerings and services, investing in social impact initiatives, and adapting to regulatory changes—may not yield the anticipated long-term benefits. If these initiatives do not deliver the expected outcomes, our business, results of operations, financial condition, and our stock price could be materially adversely affected.
As a PBC, we may be subject to increased derivative litigation concerning our duty to balance stockholder and public benefit interests, the occurrence of which may have an adverse impact on our financial condition and results of operations.
Stockholders of a PBC (if they, individually or collectively, own the lesser of (i) two percent of the company’s outstanding shares, or (ii) shares with a market value of $2 million or more on the date the lawsuit is instituted) are entitled to file a derivative lawsuit claiming the directors failed to balance stockholder and public benefit interests. Such derivative suits would be subject to the exclusive forum provision in our amended and restated certificate of incorporation, requiring them to be heard in the Delaware Chancery Court (or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware). This potential liability does not exist for traditional corporations. Therefore, we may be subject to the possibility of increased derivative litigation, which would require management’s attention, and, as a result, may adversely impact our management’s ability to effectively execute our strategy. Additionally, any such derivative litigation may be costly, which may harm our financial condition and results of operations.
If we cannot maintain our company culture and public benefit commitment, our business could be harmed.
We believe that our company culture has been critical to our success. In addition, we believe that our status as a PBC and our commitment to providing global access to flexible and affordable world-class learning that supports personal development, career advancement, and economic opportunity distinguish us from our competitors and promote a relationship founded on trust among our learners, customers, educator partners, and employees. However, we face a number of challenges that may affect our ability to sustain our company culture, including:
•a need to identify, attract, reward, and retain people in leadership positions in our organization who share and further our culture, values, mission, and public benefit objectives;
•the increasing size and geographic diversity of our workforce, and our ability to promote an inclusive and consistent culture for all of our employees;
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

Our information security team is led by our Senior Vice President, Chief Technology Officer (“CTO”) and our Vice President, Information Security, who together have over 36 years of technology industry experience and expertise in information security, cybersecurity, and distributed systems. This team is responsible for our information security program and protocols, including managing and coordinating efforts to prevent, mitigate, detect, and remediate cybersecurity incidents, and escalating significant security risks or incidents to executive management.

We have data and cybersecurity protection and control policies to facilitate a secure environment for sensitive information and to ensure the availability of critical data and systems. The information security management system supporting our online learning platform has been independently certified to the International Organization for Standardization (“ISO”) / International Electrotechnical Commission 27001:2013 standard. This standard is designed to promote risk management, cyber-resilience, and operational excellence with respect to an information security management system. Our online learning platform undergoes regular internal security testing, and we engage third-party providers to perform penetration and vulnerability tests. We have annual independent third-party audits conducted on system security and availability, such as Systems and Organization Controls 2 Type 2 (“SOC 2”) audit reports and ISO 27001 certification. Certain highly sensitive information, such as personally identifiable information (“PII”) about our learners in our online learning platform, is encrypted at rest and in transit using industry standards. We also require employees and contractors to undergo annual information security awareness training. In addition, to mitigate the financial impact of cybersecurity incidents, we maintain insurance to help cover losses resulting from such potential incidents.

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

Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our audit committee has been designated with the responsibility of overseeing our technology and information security, including cybersecurity, policies and practices, and the internal controls regarding information security. Our CTO provides quarterly updates to the audit committee on these topics, as well as cybersecurity risk exposure and steps taken to monitor and mitigate such exposure. The board of directors receives reports from management on our information security and cybersecurity matters on an annual basis. In addition, our incident response process provides that our audit committee is notified in the event of a material cybersecurity incident.

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
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Price of Our Common Stock
Our common stock, $0.00001 par value per share, is listed on the New York Stock Exchange, under the symbol “COUR” and began trading on March 31, 2021.
Holders of Record
As of February 14, 2025, there were 74 holders of record of our common stock. The actual number of holders of our common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or by other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.
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
Recent Sales of Unregistered Equity Securities
None.
Use of Proceeds
On April 5, 2021, we completed our initial public offering of common stock, in which we sold 14,664,776 shares and certain selling stockholders sold 1,065,224 shares. On April 19, 2021, the underwriters exercised in full the right to purchase 2,359,500 additional shares of common stock from us (together, the “IPO”). In total, we received net proceeds of $525.3 million after deducting underwriting discounts and commissions.
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
During the years ended December 31, 2024 and 2023, we repurchased an aggregate of 3,099,800 shares of our common stock for $36.7 million and 4,829,803 shares of our common stock for $58.5 million.
Stock Performance Graph
The graph below shows the cumulative total return to our stockholders since our IPO on March 31, 2021 through December 31, 2024, in comparison to the NASDAQ Composite Index and the S&P North American Technology Software Index, assuming an initial investment of $100 and reinvestment of dividends, if any.

The stockholder return shown on the graph below represents past performance and is not indicative of, nor intended to forecast, future performance of our common stock.

Comparison of Cumulative Returns
200.00
150.00
100.00
50.00
0.00
3/31/2021
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Coursera
NASDAQ Composite Index
S&P North American Technology Software Index

		December 31,
	Initial	2021	2022	2023	2024
Coursera	$100.00	$54.31	$26.29	$43.04	$18.89
NASDAQ Composite Index	$100.00	$118.10	$79.01	$113.32	$145.78
S&P North American Technology Software Index	$100.00	$119.57	$76.27	$121.37	$151.15
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
•Recent Developments
•Factors Affecting Our Performance
•Impact of Macroeconomic Conditions
•Components of Results of Operations
•Results of Operations
•Liquidity and Capital Resources
•Key Business Metrics and Non-GAAP Financial Measures
•Critical Accounting Estimates
•Recent Accounting Pronouncements
In this section of the Form 10-K, we discuss our financial condition and results of operations for the years ended December 31, 2024 and 2023. Our financial condition and results of operations for the years ended December 31, 2023 and 2022 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on February 22, 2024.
Overview
Coursera is one of the world’s largest online learning destinations, connecting an ecosystem of learners, educators, organizations, and institutions through high-quality content, credentials, data, and technology. As the digital economy evolves, the demand for new skills increases.
We partner with over 350 university and industry partners (collectively, “educator partners”) to create and distribute high-quality, modular, flexible, and affordable content. As of December 31, 2024, we had approximately 168 million registered learners on our platform. Our learners engage with a wide range of offerings from industry microcredentials, including entry-level Professional Certificates, to bachelor’s and master’s degree programs.
Coursera serves learners where and how they want to learn—in their homes, through their employers, through their academic institutions, and through government-sponsored programs. We provide a broad range of learning content and credentials, including Clips, Guided Projects, Specializations, courses, and certificates that can build towards a broader course of study such as a degree or postgraduate diploma.
Our go-to-market strategy centers on efficiently attracting learners to our platform through world-class branded content and credentials, while promoting personalized pathways to jobs and degree programs. Our data-driven learner experience helps identify potential Enterprise prospects. complemented by our direct sales team, which finds and engages with potential business, academic, government, and other institutional customers.
Recent Developments
Leadership Transition
Effective February 3, 2025, our Board of Directors (the “Board”) appointed Gregory Hart as our President, Chief Executive Officer, and a Class III director on our Board. Refer to Note 11, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information.
Restructuring and Expense Reduction Initiatives
As we refine our business strategy and hone our focus, we have also been reducing our expenses and prioritizing investments in key initiatives that are expected to drive long-term, sustainable growth.

In November 2022, we enacted a plan to reduce our global workforce to better align our cost structure and personnel needs with our planned business objectives, growth opportunities, and operational priorities at the time. During the year ended December 31, 2022, we recognized restructuring related charges of $10.1 million that were mainly related to personnel expenses, such as employee severance and benefits costs. Related cash payments of $5.1 million and $4.8 million were made in the years ended December 31, 2023 and 2022. We also recognized a reversal of stock-based compensation expense of approximately $5.6 million during the year ended December 31, 2023, resulting from the forfeiture of RSUs and stock options.
In January 2024, we implemented a plan to restructure our Enterprise segment sales force and recognized restructuring related charges of $2.1 million during the year ended December 31, 2024, all of which were paid in 2024. Later in the year, we made a strategic decision to focus our efforts and investments on growing our Consumer and Enterprise businesses. We also decided to be more selective in our pursuit of Degrees partnerships and programs that are aligned with our platforms’ strengths, given the continued evolution of the Degrees market and the broader opportunities we have to serve colleges and universities. As a result, we anticipate a revenue decline in our Degrees segment for 2025. In response to these developments, in October 2024, we announced a commitment to reduce overall expenses, focus efforts, and prioritize future investments in key initiatives that we expect will drive long-term, sustainable growth.
With regards to the expense reduction initiative, we expect this initiative to generate at least $30 million in annualized structural cost savings primarily from a global workforce reduction of approximately 9%, creating capacity for targeted investments, as well as incremental profitability. During the year ended December 31, 2024, we recognized restructuring related charges of $6.8 million, mainly consisting of personnel expenses, such as employee severance and benefits. Related cash payments of $2.7 million were made in the year ended December 31, 2024. As of December 31, 2024, $4.5 million remained unpaid and was recorded primarily in accrued compensation and benefits in the Consolidated Balance Sheets. During the first quarter of 2025, we expect to recognize a reversal of stock-based compensation expense of approximately $2 million, when the forfeiture of unvested RSUs and stock options will occur, and an additional approximately $1 million in personnel restructuring related charges. We expect to complete our expense reduction efforts by March 31, 2025.
Factors Affecting Our Performance
We believe that the growth of our business and our future success are dependent upon many factors. While each of these factors present significant opportunities for us, these factors also pose challenges that we must successfully address in order to sustain the growth of our business and enhance our results of operations.
Ability to attract and engage new learners, Enterprise customers, and Degrees students. In order to grow our business, we must attract learners, Enterprise customers, and Degrees students efficiently and increase engagement on our platform over time. Our Consumer learners are vital to growing and maintaining our overall learner base, as they contribute to generating interest and ultimately revenue for both our Enterprise and Degrees segments, and increase engagement and retention on our platform over time.
In 2024, we observed weaker month-over-month retention rates for our Consumer subscription offerings. Our Enterprise revenue growth also slowed, as a result of a decline in sales activity for new and expanded business towards the end of 2023, as well as lower lower retention of existing customers in our Coursera for Government vertical. We believe that to effectively grow our Company in the long term, we need to first focus our efforts and investments on growing our Consumer and Enterprise businesses. One of our key initiatives is to continue sourcing, producing, and releasing in-demand content on our platform to attract and retain learners, but learner behavior may change over time due to a number of factors. We also decided to be more selective in our pursuit of Degrees partnerships and programs that are aligned with our platforms’ strengths, given the continued evolution of the Degrees market and the broader opportunities we have to serve colleges and universities. As a result, we anticipate a decline in Degrees revenue for 2025.
Ability to source in-demand content from our educator partners. We believe that learners and enterprises are attracted to Coursera largely because of the high quality and wide selection of content provided by our educator partners. Continuing to source in-demand content and credentials from our educator partners is important to attract learners and grow our revenue over time.

We believe that our reach, scale, and reputation provide an attractive value proposition for leading organizations and institutions to partner with Coursera to develop and distribute content and credentials. To be the platform of choice for educator partners, we continue to invest in increasing the size and engagement of our learner base, developing AI-powered product innovations (e.g., Course Builder and Coach), providing a suite of academic integrity features (e.g., identity verification and anti-plagiarism detection), improving recommendation and personalization features, engaging in marketing efforts that drive higher conversion into paid offerings, and enhancing the analytics tools available for learners, educators, organizations, and institutions.
Impact of mix shift over time. The mix of our business amongst our Consumer, Enterprise, and Degrees segments shifts from time to time, and these shifts have and will continue to affect our financial performance. We typically incur content costs for our Consumer and Enterprise offerings in the form of a fee paid to our educator partners, determined as a percentage of total revenue generated from their content. Starting in 2025, we will compensate our educator partners based on the level of learner engagement their content generates, rather than learner completion rates. We believe this change will improve learner outcomes by incentivizing our educator partners to produce highly engaging content and will account for the varied types of content we offer beyond courses. For our Degrees offering, we do not incur any content costs as our university partners compensate us with a percentage of learner tuition.
Ability to convert free learners to paid learners. New learners typically start by engaging with our free courses on our platform, serving as a funnel to grow our total learner base and drive referrals to our other offerings, including our paid offerings. We engage our free learners through both our on-platform and off-platform marketing efforts, highlighting premium features that encourage conversion to our paid offerings, such as subscriptions. These efforts include campaigns targeting existing learners, personalized recommendations, and performance marketing on the internet.
Ability to expand our international footprint. We see a significant opportunity to expand our offerings into regions with large, underserved adult learning populations. As part of our growth strategy, we have invested, and plan to continue investing in marketing efforts to support our international expansion and grow our customer and learner base. We have also been improving the front-end experience for our Consumer learners and tailoring our pricing and check-out options, including selling our offerings in foreign currency, in select markets. Our business results and operations will depend on our ability to effectively price and package our Consumer products to meet demand and manage foreign currency risk.
Ability to retain and expand our Enterprise customer relationships. Our efforts to grow our Enterprise segment are focused primarily on business, academic, government, and other institutional customers. Despite a decline in our net retention rate for paid Enterprise customers in 2024, we believe a significant opportunity exists to expand our customers’ use of our platform by identifying new use cases that increase deployment sizes. Our business and results of operations will depend, in part, on our ability to retain and expand platform usage within our existing customer base.
Our measured investment in growth. We are actively managing our investments with a measured approach to support future business growth. While we strive for our investments to be focused on select markets, offerings, and technologies that we believe offer the best opportunities for revenue growth and improved operating results in the long term, our investments may not result in the desired outcomes.
Impact of Macroeconomic Factors
Our business and financial conditions have been, and may continue to be, impacted by adverse macroeconomic factors, including inflation, interest rates fluctuations, and volatility in foreign currency rates. Global, regional, macroeconomic, and geopolitical conditions have impacted overall student engagement and may continue to negatively impact total student enrollments.
Components of Results of Operations
Revenue
We generate revenue from contracts with customers for access to the educational content hosted on our platform and related services across our three reportable segments: Consumer, Enterprise, and Degrees.

Consumer and Enterprise revenue primarily consists of subscriptions, with terms ranging from 30 days for certain Consumer subscriptions to one to three years for Enterprise license subscriptions. Consumer subscriptions are paid in advance, while Enterprise subscriptions are usually invoiced in advance in annual or quarterly installments. Since access to our platform represents a series of distinct services that we continually provide over the subscription term, revenue is recognized ratably over that period. We typically serve as the principal for revenue generated from sales to Consumer and Enterprise customers, as we control the performance obligation and are responsible for delivering content access.
Degrees revenue is generated from contracts with university partners to host and deliver their online bachelor’s and master’s degrees or postgraduate diplomas. We earn a service fee, determined as a percentage of the total tuition collected from Degrees students, net of refunds. University partners typically collect the tuition from Degrees students. We have a stand-ready obligation to provide services throughout the period that the degree content is hosted on our platform. Service fees are paid by the university partner for each university term. As a result, revenue generated from each term is recognized ratably from the beginning of a term through the start of the following term.
There is no direct contractual revenue arrangement between Coursera and Degrees students, who contract directly with our university partners. University partners typically have additional performance obligations to the Degrees students in the form of designing the curriculum, setting admission criteria, real-time teaching, making admissions and financial aid decisions, independently awarding credits, certificates, or degrees, and academic or career counseling. For these reasons, the university partners control the delivery of degrees and postgraduate diplomas hosted on our platform.
Cost of Revenue
Cost of revenue consists of content costs, which are fees paid to educator partners, and expenses associated with the operation and maintenance of our platform. These expenses include the cost of servicing support requests from both paid learners and educator partners, content translation and captioning, hosting and bandwidth costs, amortization of acquired technology, internal-use software, and content assets, customer payment processing fees, and facilities costs. Content costs only apply to Consumer and Enterprise offerings. There are no content costs attributable to our Degrees offering. Content costs as a percentage of revenue for the Consumer and Enterprise segments can vary based on the content mix of each segment.
Operating Expenses
Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs, which include salaries, stock-based compensation expense, payroll taxes, commissions, bonuses, and benefits, make up the most significant component of our operating expenses. Our operating expenses also include marketing and advertising expenses, consulting and services expenses, office expenses, depreciation and amortization, and facilities costs.
Research and development. Our research and development expenses primarily consist of personnel and personnel-related costs, including stock-based compensation expense, and costs related to the ongoing management, maintenance, and expansion of content, features, and services offered on our platform. We believe that continued investment in our platform is important for future growth and for maintaining and attracting educator partners and learners. While we expect research and development expenses as a percentage of revenue to vary from period to period, we anticipate a general decrease over the long term.
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
General and administrative. Our general and administrative expenses primarily consist of personnel and personnel-related costs, including stock-based compensation expense, as well as professional services fees, costs related to compliance and reporting obligations, legal settlements, and other corporate expenses. In addition, we expect general and administrative expenses as a percentage of revenue to vary from period to period but generally decrease over the long term.

Restructuring related charges. Our restructuring related charges consist of costs associated with our restructuring and expense reduction initiatives and are primarily personnel expenses, such as employee severance and benefits costs, net of the reversal of stock-based compensation expense from forfeitures.
Interest Income, Net
Interest income, net primarily consists of interest income earned on our cash, cash equivalents, and marketable securities, along with the amortization of premiums and accretion of discounts related to our marketable securities. The amount varies each reporting period based on our average balance of cash, cash equivalents, and marketable securities during the period, as well as market interest rates.
Other Expense, Net
Other expense, net primarily consists of foreign exchange gains (losses) and impairment charges related to equity investments.
Income Tax Expense
Income tax expense primarily consists of state and foreign income taxes for jurisdictions in which we conduct business. We maintain a full valuation allowance against our U.S. federal and state deferred tax assets as the realization of these deferred tax assets, including net operating loss carryforwards and tax credits primarily related to research and development, is uncertain. We expect to maintain this full valuation allowance until it becomes more likely than not that the deferred tax assets will be realized.
Results of Operations
The following table summarizes our results of operations, which are not necessarily indicative of future results.

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Revenue	$694,674	$635,764	$523,756
Cost of revenue(1)	323,261	305,993	192,277
Gross profit	371,413	329,771	331,479
Operating expenses:
Research and development(1)	132,048	160,077	165,134
Sales and marketing(1)	234,908	222,771	227,676
General and administrative(1)	108,734	98,325	105,900
Restructuring related charges(1)	8,942	(5,806)	10,149
Total operating expenses	484,632	475,367	508,859
Loss from operations	(113,219)	(145,596)	(177,380)
Other income (expense):
Interest income, net	36,726	34,432	9,144
Other expense, net	(2,008)	(19)	(2,401)
Loss before income taxes	(78,501)	(111,183)	(170,637)
Income tax expense	1,029	5,371	4,720
Net loss	$(79,530)	$(116,554)	$(175,357)

(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Cost of revenue	$2,657	$2,593	$3,089
Research and development	41,846	49,931	48,779
Sales and marketing	28,104	31,299	30,092
General and administrative	35,477	31,352	28,703
Restructuring related charges	—	(5,605)	122
Total stock-based compensation expense	$108,084	$109,570	$110,785
The following table summarizes our results of operations as a percentage of revenue:

	Year Ended December 31,
	2024	2023	2022
Revenue	100%	100%	100%
Cost of revenue	47	48	37
Gross profit	53	52	63
Operating expenses:
Research and development	19	25	32
Sales and marketing	34	35	43
General and administrative	15	16	20
Restructuring related charges	1	(1)	2
Total operating expenses	69	75	97
Loss from operations	(16)	(23)	(34)
Other income (expense):
Interest income, net	5	6	2
Other expense, net	—	—	—
Loss before income taxes	(11)	(17)	(32)
Income tax expense	—	1	1
Net loss	(11)%	(18)%	(33)%
Comparison of the Years Ended December 31, 2024 and 2023
Revenue

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Revenue:
Consumer	$398,094	$365,221	$32,873	9%
Enterprise	238,865	219,542	19,323	9%
Degrees	57,715	51,001	6,714	13%
Total revenue	$694,674	$635,764	$58,910	9%

Revenue for the year ended December 31, 2024 was $694.7 million, an increase of $58.9 million, or 9%, from $635.8 million for the prior year. Revenue growth was primarily driven by a 19% increase in the average total number of registered learners, resulting in more paid learners, an 18% increase in the average total number of Paid Enterprise Customers, and a 22% increase in the number of Degrees students. This growth was partially offset by lower learner and customer retention in our Consumer and Enterprise segments globally, as well as fewer new paid learners and Degrees students from our higher-priced regions.
Consumer revenue for the year ended December 31, 2024 increased by $32.9 million, or 9%, from the prior year. New learners who registered after December 31, 2023, contributed $107.5 million to Consumer revenue of $398.1 million for the year ended December 31, 2024. The remaining $290.6 million of Consumer revenue was attributable to learners who were registered on our platform as of December 31, 2023, representing an 80% retention of revenue from those registered learners.
Enterprise revenue for the year ended December 31, 2024 increased by $19.3 million, or 9%, from the prior year, attributable to an increase in new customers. Acquisitions of new customers drove an increase of $27.1 million, offset by a $7.8 million decrease due to contraction of existing customer spend.
Degrees revenue for the year ended December 31, 2024 increased by $6.7 million, or 13%, from the prior year. This increase was primarily attributable to $11.8 million in revenue from an increase in the number of Degrees students, partially offset by a decrease of $5.1 million due to lower revenue per student resulting from fewer new Degrees students in our higher-priced regions.
Cost of Revenue, Gross Profit, and Gross Margin

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Cost of revenue	$323,261	$305,993	$17,268	6%
Gross profit	$371,413	$329,771	$41,642	13%
Gross margin	53%	52%
Cost of revenue for the year ended December 31, 2024 was $323.3 million, compared to $306.0 million for the prior year. The primary drivers of the increase were revenue growth, which resulted in an increase of $17.4 million in educator partner fees, a $3.3 million increase in amortization expense for internal-use software and website development costs, and a $1.7 million increase in platform costs. These increases were partially offset by savings of $3.8 million due to lower language translation costs and a decrease of $1.3 million in residual support services expenses and credit card processing fees.
Content costs for the Consumer segment were $183.8 million and $172.2 million for the years ended December 31, 2024 and 2023, with content costs as a percentage of revenue of 46% and 47% for the same periods. Content costs for the Enterprise segment were $75.0 million and $69.2 million for the years ended December 31, 2024 and 2023, with content costs as a percentage of revenue of 31% and 32% for the same periods. Content costs as a percentage of revenue for both segments decreased due to a shift to lower-cost content.
Gross margin was 53% for the year ended December 31, 2024, an increase from 52% for the prior year. The increase in gross margin was driven by lower content cost rates in both our Consumer and Enterprise segments.

Operating Expenses

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Operating expenses:
Research and development	$132,048	$160,077	$(28,029)	(18)%
Sales and marketing	234,908	222,771	12,137	5%
General and administrative	108,734	98,325	10,409	11%
Restructuring related charges	8,942	(5,806)	14,748	nm
Total operating expenses	$484,632	$475,367	$9,265	2%
Total operating expenses for the year ended December 31, 2024 were $484.6 million, compared to $475.4 million for the prior year.
Research and development expenses for the year ended December 31, 2024 were $132.0 million, compared to $160.1 million for the prior year. This decrease was primarily due to lower personnel-related expenses of $18.3 million, including $8.4 million in stock-based compensation expense, from shifting resources to lower-cost regions, lower content creation costs of $6.1 million, lower attributed facilities costs of $1.6 million, and a decrease in consulting services expense of $1.4 million.
Sales and marketing expenses for the year ended December 31, 2024 were $234.9 million, compared to $222.8 million for the prior year. The increase was primarily due to an increase in marketing and advertising expenses of $11.6 million and an increase in commission expenses of $2.4 million. The increase was partially offset by a decrease in stock-based compensation expense of $3.3 million and reduced impairment charges of $1.3 million associated with Degrees content development grants.
General and administrative expenses for the year ended December 31, 2024 were $108.7 million, compared to $98.3 million for the prior year. The increase was primarily due to an increase in personnel-related expenses of $8.0 million, including $3.7 million in stock-based compensation expenses, a $4.8 million loss contingency recorded related to certain significant and non-recurring legal matters as described in Note 9, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, $1.5 million in legal fees associated with these significant and non-recurring legal matters, and $3.4 million related to third party advisory, legal, and other professional fees associated with evaluating an M&A transaction. This increase was partially offset by a reduction of value-added tax expense of $7.1 million. Prior to November 2023, such taxes, as applicable to our Consumer revenue, were paid by Coursera to the taxing authorities. These taxes are now included in the fees charged to and paid by learners.
Restructuring related charges for the year ended December 31, 2024 were $8.9 million, compared to $(5.8) million for the prior year. For 2024, the expenses primarily consist of personnel expenses, such as employee severance and benefits costs, related to our expense reduction initiatives initiated in January and October 2024. For 2023, the amount represents the reversal of stock-based compensation expense for the forfeitures of RSUs and stock options resulting from our global workforce reduction initiated in November 2022. Refer to Note 14, “Restructuring Related Charges”, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.
Other Income, Net

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Interest income, net	$36,726	$34,432	$2,294	7%
Other expense, net	(2,008)	(19)	(1,989)	nm
Total other income, net	$34,718	$34,413	$305	1%

Total other income, net for the year ended December 31, 2024 was primarily comprised of interest income earned on cash and cash equivalents. Interest income, net was higher during the year ended December 31, 2024, compared to the prior year, due to higher interest rates and our average rate of return on investments in U.S. Treasury securities. Other expense, net for 2024 primarily reflects an impairment loss of $1.0 million on a minority interest equity investment following a recapitalization event and $1.0 million of unrealized foreign exchange losses. Our foreign subsidiaries’ operating costs are typically denominated in the local currencies for each country and are subject to foreign currency fluctuations. We also maintain foreign-currency cash and cash equivalents in our foreign subsidiaries to support their ongoing operations.
Income Tax Expense

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Income tax expense	$1,029	$5,371	$(4,342)	(81)%

Income tax expense for the year ended December 31, 2024 was $1.0 million, compared to $5.4 million for the prior year. The reduction in income tax expense was primarily due to the release of a reserve for an uncertain tax position pertaining to a foreign subsidiary.
Liquidity and Capital Resources
Overview
As of December 31, 2024, our principal source of liquidity was cash and cash equivalents totaling $726.1 million.
Since our inception, we have financed our operations primarily through proceeds from the issuance of redeemable convertible preferred stock, our IPO, and cash generated from business operations. Our principal uses of cash in the years ended December 31, 2024 and 2023 include the funding of our business operations, investments in our internal-use software, purchases of content assets, and repurchases of our common stock.
We believe that our existing cash and cash equivalents, along with our expected cash flows from operations, will be sufficient to meet our cash needs for at least the next 12 months. Over the longer term, our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, the continuing market acceptance of our offerings, and any investments or acquisitions we may choose to pursue in the future. If we need to borrow funds or issue additional equity, we cannot assure you that any such additional financing will be available on terms acceptable to us, if at all. Moreover, any future borrowings may result in additional restrictions on our business and any issuance of additional equity would result in dilution to investors. If we are unable to raise additional capital when desired and on terms acceptable to us, our business, results of operations, and financial condition could be materially and adversely affected.
Contractual Obligations and Commitments
Our estimated future obligations as of December 31, 2024 include both current and long-term obligations. Under our operating leases, as described in Note 6, “Leases”, to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, we have an immaterial current obligation and a long-term obligation of $3.0 million.
Our operating lease obligations as of December 31, 2024 were approximately $4.7 million, which consisted of facility lease payments remaining on those agreements through their staggered expiration concluding in 2030. We have office facility operating leases in the U.S., Canada, the United Kingdom, India, the United Arab Emirates, and the Kingdom of Saudi Arabia.
Our purchase obligations as of December 31, 2024 were approximately $13.3 million, which primarily consisted of our commitments to purchase certain services. As described in Note 9, “Commitments and Contingencies”, to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, we had a current obligation of $10.4 million and a long-term obligation of $2.9 million. For services that have been delivered under these arrangements as of December 31, 2024, we recorded related liabilities within other accounts payable and accrued expenses in the Consolidated Balance Sheets, which are excluded from the purchase obligation amount.

Share Repurchase Program
On April 26, 2023, our Board approved a share repurchase program with authorization to purchase up to $95 million of our common stock, excluding commissions and fees. We funded these share repurchases with our existing cash and cash equivalents and completed the purchase authorization on May 7, 2024.
During the years ended December 31, 2024 and 2023, we repurchased an aggregate of 3,099,800 shares of our common stock for $36.7 million and 4,829,803 shares of our common stock for $58.5 million.
Capital Expenditures
Our capital expenditures primarily include investments in property, equipment, and software, capitalized internal-use software costs, and purchases of content assets. We expect our purchases of content assets during 2025 to increase relative to 2024.
Cash Flows
The following table summarizes our cash flows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$95,361	$29,639	$(38,051)
Net cash provided by (used in) investing activities	29,901	384,798	(234,024)
Net cash (used in) provided by financing activities	(54,944)	(79,229)	12,234
Net increase (decrease) in cash, cash equivalents, and restricted cash	$70,318	$335,208	$(259,841)
Operating Activities
Cash provided by (used in) operating activities mainly consists of our net loss adjusted for certain non-cash items, including stock-based compensation expense, depreciation and amortization, accretion of marketable securities, and impairment losses, as well as the effect of changes in operating assets and liabilities during each period. Our main source of operating cash is payments received from our customers. Our primary use of cash from operating activities is for personnel-related expenses, educator partner fees, marketing and advertising expenses, indirect taxes, and third-party cloud infrastructure expenses.
Net cash provided by operating activities for the year ended December 31, 2024 was $95.4 million, primarily the result of improved operating leverage and working capital driven by (i) deferred revenue growth, (ii) an increase in incentive compensation and severance accruals, and (iii) an acceleration of accounts receivable collections.
Net cash provided by operating activities for the year ended December 31, 2023 was $29.6 million, primarily the result of (i) a one-time benefit arising from the timing of content fee payments associated with the extension of our multi-year agreement with our largest educator partner, (ii) revenue growth paired with the results of our expense reduction initiative resulting in improved operational leverage, (iii) an increase in cash collections, and (iv) a decrease in professional services fees, offset by (v) an increase in our paid marketing spend.
Cash provided by operating activities increased by $65.7 million during the year ended December 31, 2024, compared to the prior year, primarily the resulting of (i) improved operating leverage, (ii) an improvement in the timing of accounts receivables collections, and (iii) the timing of vendor prepayments, partially offset by (iv) the timing of content fees payable to our largest educator partner resulting from the prior year extension of our multi-year agreement with them.
Investing Activities
Net cash provided by investing activities for the year ended December 31, 2024 was $29.9 million, primarily the result of proceeds from the maturities of marketable securities, partially offset by purchases of content assets, purchases of capitalized internal-use software costs, and purchases of property, equipment, and software.

Net cash provided by investing activities for the year ended December 31, 2023 was $384.8 million, primarily the result of proceeds from maturities of marketable securities, partially offset by purchases of marketable securities, capitalized internal-use software costs, purchases of property, equipment, and software, and purchases of content assets.
Financing Activities
Net cash used in financing activities for the years ended December 31, 2024 and 2023 was $54.9 million and $79.2 million, primarily the result of payments for repurchases of common stock and payments for tax withholdings on vesting of RSUs, partially offset by proceeds from exercise of stock options and proceeds from the employee stock purchase plan.
Key Business Metrics and Non-GAAP Financial Measures
We monitor the key business metrics and non-GAAP financial measures set forth below to help us evaluate our business and growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. These key business metrics and non-GAAP financial measures are presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with generally accepted accounting principles in the U.S. (“GAAP”), and may differ from similarly titled metrics or measures presented by other companies. A reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure is provided in “Non-GAAP Financial Measures” below.
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

	Year Ended December 31,
	2024	2023	2022
	(in millions)
New Registered Learners	26.3	23.7	21.5

	December 31,
	2024	2023
	(in millions, except percentages)
Total Registered Learners	168.2	141.9
Total Registered Learners year-over-year (“YoY”) growth	19%
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

	2024				2023
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(in thousands, except percentages)
Number of Degrees Students	22.2	22.6	26.4	26.7	18.1	19.1	20.4	22.0
YoY growth	23%	19%	29%	22%
Paid Enterprise Customers
We count the total number of Paid Enterprise Customers that are active on our platform at the end of each period. For purposes of determining our customer count, we treat each customer account that has a corresponding contract as a unique customer, and a single organization with multiple divisions, segments, or subsidiaries may be counted as multiple customers. We define a “Paid Enterprise Customer” as a customer who purchases Coursera via our direct sales force. For purposes of determining our Paid Enterprise Customer count, we exclude our Enterprise customers who do not purchase Coursera via our direct sales force, including organizations engaging on our platform through our Coursera for Teams offering or through our channel partners. For the year ended December 31, 2024, approximately 94% of Enterprise revenue was generated from our Paid Enterprise Customers. We believe that the number of Paid Enterprise Customers and our ability to increase this number is an important indicator of the growth of our Enterprise business and future Enterprise segment revenue trends.

	December 31,
	2024	2023
Paid Enterprise Customers	1,612	1,369
YoY growth	18%
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
We calculate annual recurring revenue (“ARR”) by annualizing each customer’s monthly recurring revenue (“MRR”) for the most recent month at period end. We calculate “Net Retention Rate” for a period by starting with the ARR from all Paid Enterprise Customers as of the 12 months prior to such period end, or “Prior Period ARR”. We then calculate the ARR from these same Paid Enterprise Customers as of the current period end, or “Current Period ARR”. Current Period ARR includes expansion within Paid Enterprise Customers and is net of contraction or attrition over the trailing 12 months but excludes revenue from new Paid Enterprise Customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at our Net Retention Rate for Paid Enterprise Customers. Our Net Retention Rate for Paid Enterprise Customers was 87% for the year ended December 31, 2024, compared to 98% for the prior year, and was primarily the result of non-renewal of certain large government contracts in North America and the Asia Pacific regions. Our Net Retention Rate for Paid Enterprise Customers is expected to fluctuate in future periods due to a number of factors, including the growth of our revenue base, the penetration within our Paid Enterprise Customer base, expansion of products and features, and our ability to retain and expand the relationships with our Paid Enterprise Customers.

	Year Ended December 31,
	2024	2023
Net Retention Rate for Paid Enterprise Customers	87%	98%
YoY change	(11)%

Segment Revenue
We generate revenue from our three reportable segments: Consumer, Enterprise, and Degrees.

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except percentages)
Consumer revenue	$398,094	$365,221	$295,583
YoY growth	9%	24%
Enterprise revenue	$238,865	$219,542	$181,284
YoY growth	9%	21%
Degrees revenue	$57,715	$51,001	$46,889
YoY growth	13%	9%
Total revenue	$694,674	$635,764	$523,756
YoY growth	9%	21%
Segment Gross Profit
We monitor segment gross profit as a key metric to help us evaluate the financial performance of our individual segments. Segment gross profit represents segment revenue less content costs paid to educator partners; segment gross margin is the quotient of segment gross profit and segment revenue. Content costs only apply to the Consumer and Enterprise segments as there is no content cost attributable to the Degrees segment. Instead, in the Degrees segment, we earn a Degrees service fee based on a percentage of the total online student tuition collected by the university partner. Content costs, which are the largest individual cost of our revenue, contractually vary as a percentage of revenue between our Consumer and Enterprise offerings, and are not applicable to our Degrees offering. Therefore, shifts in the mix between our three segments are expected to be a significant driver of our overall gross margin, financial performance, and profitability.

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except percentages)
Consumer gross profit	$214,335	$193,001	$214,305
Consumer segment gross margin %	54%	53%
Enterprise gross profit	$163,877	$150,384	$126,573
Enterprise segment gross margin %	69%	68%
Degrees gross profit	$57,715	$51,001	$46,889
Degrees segment gross margin %	100%	100%
Consumer segment gross margin increased to 54% in the year ended December 31, 2024, up from 53% in the prior year. Similarly, Enterprise segment gross margin increased to 69% from 68% when comparing the same periods. The improvements in gross margin were primarily the result of lower content cost rates in both our Consumer and Enterprise segments for the year ended December 31, 2024, partly due to one-time benefits.
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
The following tables provide a reconciliation of GAAP gross profit and GAAP net loss, the most directly comparable GAAP financial measure, to non-GAAP gross profit and non-GAAP net income (loss):

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Gross profit	$371,413	$329,771	$331,479
Stock-based compensation expense	2,657	2,593	3,089
Amortization of stock-based compensation capitalized as internal-use software costs	5,473	5,039	3,134
Payroll tax expense related to stock-based compensation	89	115	28
Non-GAAP gross profit	$379,632	$337,518	$337,730

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except share and per share data)
Net loss	$(79,530)	$(116,554)	$(175,357)
Stock-based compensation expense	108,084	115,175	110,663
Amortization of stock-based compensation capitalized as internal-use software costs	5,473	5,039	3,134
Payroll tax expense related to stock-based compensation	2,991	3,957	1,120
M&A related transaction costs	3,369	—	—
Significant and non-recurring legal matters	6,258	—	—
Restructuring related charges	8,942	(5,806)	10,149
Non-GAAP net income (loss)	$55,587	$1,811	$(50,291)
Weighted-average shares used in computing net loss per share—basic	157,370,977	150,957,814	145,263,726
Effect of dilutive securities(1)	7,050,544	15,626,795	—
Weighted-average shares used in computing non-GAAP net income (loss) per share—diluted	164,421,521	166,584,609	145,263,726
Net loss per share—basic and diluted	$(0.51)	$(0.77)	$(1.21)
Non-GAAP net income (loss) per share—diluted	$0.34	$0.01	$(0.35)
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
The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except percentages)
Net loss	$(79,530)	$(116,554)	$(175,357)
Depreciation and amortization	25,082	22,270	18,503
Interest income, net	(36,726)	(34,432)	(9,144)
Income tax expense	1,029	5,371	4,720
Other expense, net	2,008	19	2,401
Stock-based compensation expense	108,084	115,175	110,663
Payroll tax expense related to stock-based compensation	2,991	3,957	1,120
M&A related transaction costs	3,369	—	—
Significant and non-recurring legal matters	6,258	—	—
Restructuring related charges	8,942	(5,806)	10,149
Adjusted EBITDA	$41,507	$(10,000)	$(36,945)

Net loss margin	(11)%	(18)%	(33)%
Adjusted EBITDA Margin	6%	(2)%	(7)%
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
The following table provides a reconciliation of net cash provided by (used in) operating activities, the most directly comparable GAAP financial measure, to Free Cash Flow:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$95,361	$29,639	$(38,051)
Less: purchases of property, equipment, and software	(1,585)	(1,147)	(1,578)
Less: capitalized internal-use software costs	(17,219)	(15,254)	(12,299)
Less: purchases of content assets	(17,295)	(5,344)	(1,377)
Free Cash Flow	$59,262	$7,894	$(53,305)

Critical Accounting Estimates
Our Consolidated Financial Statements have been prepared in accordance with GAAP. The preparation of these Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent there are material differences between these estimates and our actual results, our financial position and results of operations will be affected.
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
Interest Rate Risk
Our exposure to interest rate changes primarily relates to our investment portfolio. Although we are exposed to global interest rate fluctuations, U.S. interest rate fluctuations tend to have the most significant impact on our interest income, affecting the interest earned on our cash, cash equivalents, and marketable securities as well as the fair value of those securities.
Our investment policy and strategy are focused on preserving capital and supporting our liquidity requirements. We use a combination of internal and external management to execute our investment strategy and achieve our investment objectives, typically investing in highly-rated securities, such as U.S. Treasury securities and U.S. government-backed money market funds, with maturities of one year or less.

Based on our investment positions as of December 31, 2024 and 2023, a hypothetical 100 basis point increase or decrease in interest rates across all maturities would have resulted in a $0.6 million and $0.5 million incremental decline or improvement in the fair value of our portfolio. However, such hypothetical losses would only be realized if we sold the investments prior to their maturities.
Based on the balance of our cash, cash equivalents, and marketable securities as of December 31, 2024 and 2023, a hypothetical 100 basis point increase or decrease in interest rates would have resulted in a $7.3 million and $7.2 million increase or decrease in our interest income on an annualized basis.
Foreign Currency Risk
Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. As the majority of our sales are denominated in U.S. dollars, paid in advance, or billed in advance, our revenue is not typically exposed to significant foreign currency risk. Conversely, our operating expenses are typically denominated in the local currencies of the countries where our operations are located, exposing us to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, British pound sterling, and Indian rupee.
We also maintain foreign-currency denominated cash and cash equivalents in our foreign subsidiaries to support their ongoing operations. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our Consolidated Statements of Operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future.
A 10% increase or decrease in current exchange rates would have resulted in an impact of $1.2 million and $3.4 million on our loss before income taxes in our Consolidated Financial Statements for the years ended December 31, 2024 and 2023.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Coursera, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Coursera, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 24, 2025, expressed an unqualified opinion on those consolidated financial statements.
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
February 24, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Coursera, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Coursera, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 24, 2025
We have served as the Company’s auditor since 2013.

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
COURSERA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023

Assets
Current assets:
Cash and cash equivalents	$726,125	$656,321
Marketable securities	—	65,746
Accounts receivable, net of allowance for credit losses of $34 and $133 as of December 31, 2024 and December 31, 2023	59,685	67,418
Deferred costs, net	24,667	26,387
Prepaid expenses and other current assets	20,177	16,614
Total current assets	830,654	832,486
Property, equipment, and software, net	36,899	30,408
Operating lease right-of-use assets	2,967	4,739
Intangible assets, net	24,521	11,720
Other assets	35,233	41,180
Total assets	$930,274	$920,533

Liabilities and Stockholders’ Equity
Current liabilities:
Educator partners payable	$101,869	$101,041
Other accounts payable and accrued expenses	21,375	23,456
Accrued compensation and benefits	31,627	22,281
Operating lease liabilities, current	43	6,557
Deferred revenue, current	159,741	137,229
Other current liabilities	12,818	7,696
Total current liabilities	327,473	298,260
Operating lease liabilities, non-current	3,021	39
Deferred revenue, non-current	1,555	2,861
Other liabilities	805	3,179
Total liabilities	332,854	304,339
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized as of December 31, 2024 and December 31, 2023; no shares issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value—300,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 165,312,016 shares issued and 160,069,528 shares outstanding as of December 31, 2024, and 162,898,279 shares issued and 155,320,538 shares outstanding as of December 31, 2023	2	2
Additional paid-in capital	1,506,654	1,459,964
Treasury stock, at cost—5,242,488 and 7,577,741 shares as of December 31, 2024 and December 31, 2023	(49,029)	(63,154)
Accumulated other comprehensive income	—	59
Accumulated deficit	(860,207)	(780,677)
Total stockholders’ equity	597,420	616,194
Total liabilities and stockholders’ equity	$930,274	$920,533
See notes to Consolidated Financial Statements.

COURSERA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue	$694,674	$635,764	$523,756
Cost of revenue	323,261	305,993	192,277
Gross profit	371,413	329,771	331,479
Operating expenses:
Research and development	132,048	160,077	165,134
Sales and marketing	234,908	222,771	227,676
General and administrative	108,734	98,325	105,900
Restructuring related charges	8,942	(5,806)	10,149
Total operating expenses	484,632	475,367	508,859
Loss from operations	(113,219)	(145,596)	(177,380)
Interest income, net	36,726	34,432	9,144
Other expense, net	(2,008)	(19)	(2,401)
Loss before income taxes	(78,501)	(111,183)	(170,637)
Income tax expense	1,029	5,371	4,720
Net loss	$(79,530)	$(116,554)	$(175,357)
Net loss per share—basic and diluted	$(0.51)	$(0.77)	$(1.21)
Weighted average shares used in computing net loss per share—basic and diluted	157,370,977	150,957,814	145,263,726
See notes to Consolidated Financial Statements.

COURSERA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(79,530)	$(116,554)	$(175,357)
Change in unrealized (loss) gain on marketable securities, net of tax	(59)	777	(466)
Comprehensive loss	$(79,589)	$(115,777)	$(175,823)
See notes to Consolidated Financial Statements.

COURSERA, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares (1)	Amount		Shares (1)	Amount

Balance—December 31, 2021	141,906,041	$1	$1,235,231	2,747,938	$(4,701)	$(252)	$(488,766)	$741,513
Exercise of stock options	4,310,630	—	17,750	—	—	—	—	17,750
Vesting of restricted stock units, net of tax withholdings	1,166,146	—	(11,886)	—	—	—	—	(11,886)
Issuance of restricted stock awards	5,518	—	—	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	547,334	—	6,829	—	—	—	—	6,829
Stock-based compensation	—	—	116,192	—	—	—	—	116,192
Other comprehensive loss	—	—	—	—	—	(466)	—	(466)
Net loss	—	—	—	—	—	—	(175,357)	(175,357)
Balance—December 31, 2022	147,935,669	$1	$1,364,116	2,747,938	$(4,701)	$(718)	$(664,123)	$694,575
Exercise of stock options	6,621,448	1	27,314	—	—	—	—	27,315
Vesting of restricted stock units, net of tax withholdings	4,964,558	—	(54,122)	—	—	—	—	(54,122)
Repurchases of common stock	(4,829,803)	—	—	4,829,803	(58,453)	—	—	(58,453)
Issuance of restricted stock awards	13,516	—	—	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	615,150	—	6,031	—	—	—	—	6,031
Stock-based compensation	—	—	116,625	—	—	—	—	116,625
Other comprehensive income	—	—	—	—	—	777	—	777
Net loss	—	—	—	—	—	—	(116,554)	(116,554)
Balance—December 31, 2023	155,320,538	$2	$1,459,964	7,577,741	$(63,154)	$59	$(780,677)	$616,194
Exercise of stock options	2,462,129	—	(1,061)	(1,116,072)	10,438	—	—	9,377
Vesting of restricted stock units, net of tax withholdings	4,572,079	—	(66,075)	(3,508,764)	32,815	—	—	(33,260)
Repurchases of common stock	(3,099,800)	—	—	3,099,800	(36,705)	—	—	(36,705)
Issuance of restricted stock awards	17,028	—	(118)	(12,663)	118	—	—	—
Issuance of common stock related to employee stock purchase plan	797,554	—	(1,815)	(797,554)	7,459	—	—	5,644
Stock-based compensation	—	—	115,759	—	—	—	—	115,759
Other comprehensive loss	—	—	—	—	—	(59)	—	(59)
Net loss	—	—	—	—	—	—	(79,530)	(79,530)
Balance—December 31, 2024	160,069,528	$2	$1,506,654	5,242,488	$(49,029)	$—	$(860,207)	$597,420
(1) During the year ended December 31, 2024, we began settling equity awards with shares of our treasury stock. To enhance the presentation of these transactions in the Consolidated Statements of Stockholders’ Equity, we revised shares of common stock to present the amounts issued and outstanding for all periods presented.

See notes to Consolidated Financial Statements.

COURSERA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(79,530)	$(116,554)	$(175,357)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	25,082	22,270	18,503
Stock-based compensation expense	108,084	109,570	110,785
Accretion of marketable securities	(235)	(13,811)	(895)
Impairment losses	2,226	3,062	6,124
Other	788	1,496	1,088
Changes in operating assets and liabilities:
Accounts receivable, net	7,210	(14,763)	(20,598)
Prepaid expenses and other assets	2,472	(17,003)	(18,290)
Operating lease right-of-use assets	4,810	4,868	4,839
Accounts payable and accrued expenses	(2,321)	33,971	17,893
Accrued compensation and other liabilities	12,138	3,073	3,409
Operating lease liabilities	(6,569)	(7,853)	(5,841)
Deferred revenue	21,206	21,313	20,289
Net cash provided by (used in) operating activities	95,361	29,639	(38,051)
Cash flows from investing activities:
Purchases of marketable securities	—	(121,756)	(593,770)
Proceeds from maturities of marketable securities	66,000	530,000	375,000
Purchases of property, equipment, and software	(1,585)	(1,147)	(1,578)
Capitalized internal-use software costs	(17,219)	(15,254)	(12,299)
Purchase of minority interest	—	(1,701)	—
Purchases of content assets	(17,295)	(5,344)	(1,377)
Net cash provided by (used in) investing activities	29,901	384,798	(234,024)
Cash flows from financing activities:
Proceeds from exercise of stock options	9,377	27,315	17,586
Proceeds from employee stock purchase plan	5,644	6,031	6,829
Payments for repurchases of common stock	(36,705)	(58,453)	—
Payments for tax withholding on vesting of restricted stock units	(33,260)	(54,122)	(11,886)
Payment of deferred offering costs	—	—	(295)
Net cash (used in) provided by financing activities	(54,944)	(79,229)	12,234
Net increase (decrease) in cash, cash equivalents, and restricted cash	70,318	335,208	(259,841)
Cash, cash equivalents, and restricted cash—Beginning of period	658,086	322,878	582,719
Cash, cash equivalents, and restricted cash—End of period	$728,404	$658,086	$322,878

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$5,311	$6,383	$4,064
Supplemental disclosure of noncash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$7,675	$7,055	$5,407
Unpaid purchases of content assets	$2,232	$1,311	$—
Right-of-use asset obtained in exchange for operating lease liability	$3,038	$—	$—
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
Description of Business
Coursera is an online learning platform that aims to provide world-class, affordable, accessible, and relevant educational content by connecting learners, educators, and institutions. We combine content, data, and technology into a platform that is customizable and extensible to both individual learners and institutions. We partner with university and industry partners (collectively, “educator partners”) to deliver quality adult education to a wide range of individuals, businesses, organizations, and governments. We also sell directly to institutions, including employers, colleges and universities, organizations, and governments, enabling their employees, students, and citizens to gain critical skills aligned with job markets. Our corporate headquarters is located in Mountain View, California.
Reporting Segments
We conduct our operations through three reporting segments: Consumer, Enterprise, and Degrees. Refer to Note 13 for additional information.
Leadership Transition
Effective February 3, 2025, our Board of Directors (the “Board”) appointed Gregory Hart as our President, Chief Executive Officer, and a Class III director on our Board. Refer to Note 11 for additional information.
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

Cash, Cash Equivalents, and Restricted Cash
We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Our cash and cash equivalents consist of cash and money market funds at financial institutions, and are stated at cost, which approximates fair value because of their immediate or short-term maturities. Our restricted cash primarily consists of letters of credit required to fulfill certain operating lease agreements. Restricted cash, current is included in prepaid expenses and other current assets, and restricted cash, non-current is included in other assets, both in the Consolidated Balance Sheets.
Marketable Securities
Marketable securities consist of U.S. Treasury securities, with an original maturity between three months and one year at the date of purchase, and are classified as available-for-sale (“AFS”) debt securities. We view these securities as available to support current operations and have classified all AFS debt securities as current assets. AFS debt securities are initially recorded at cost and periodically adjusted to fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income in the Consolidated Balance Sheets. We evaluate our AFS debt securities with an unamortized cost basis in excess of estimated fair value to determine what amount of that difference, if any, is caused by expected credit losses. Realized gains and losses as well as credit-related impairment losses are included in other expense, net in the Consolidated Statements of Operations. Any remaining impairment is included in accumulated other comprehensive income (loss).
Accounts Receivable, Net
Accounts receivable, net includes trade accounts receivable, both billed and unbilled, net of an allowance for credit losses. Billed receivables are recorded at the invoiced amount in the period that our right to consideration becomes unconditional, with payment terms on invoiced amounts typically ranging from 30 to 60 days. Unbilled receivables, or contract assets, are recorded when revenue is recognized prior to our unconditional right to consideration. A contract asset is a right to consideration that is conditional upon factors other than the passage of time.
We establish an allowance for credit losses based on our assessment of the collectibility of accounts receivable. This assessment considers various factors, including the age of each outstanding invoice, each customer’s expected ability to pay, the collection history with each customer, current economic conditions, and reasonable and supportable forecasts of future economic conditions over the life of the receivable, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. The allowance for credit losses and related activities were not material for the years ended December 31, 2024, 2023, and 2022.
Property, Equipment, and Software, Net
Property, equipment, and software, net is stated at cost, less accumulated depreciation and amortization. We record depreciation and software amortization using the straight-line method over the estimated useful lives of the assets, which typically range from two to five years. We amortize leasehold improvements over the shorter of the estimated useful lives of the improvements or the remaining lease term.
Educator Partner Costs
We have various agreements with educator partners that grant us the right to host their intellectual property on our platform. In return, educator partners earn a fee that we recognize as a content cost in the same period in which the related revenue is recognized. This cost is classified as a cost of revenue in the Consolidated Statements of Operations. One such agreement stipulated that certain fees earned by the educator partner were to be allocated to a development fund to be held and spent by Coursera on activities such as developing, marketing, and advertising the educator partner's content, according to a mutually agreed upon plan. We recognized the liability and related expenses associated with this development fund consistent with the timing of when we recognized educator partner content costs given our liability is established in the same period the revenue is recognized. The expenses are classified in the Consolidated Statements of Operations based on the nature of the underlying spend. The liability associated with the development fund is recorded within other accounts payable and accrued expenses in the Consolidated Balance Sheets. During the first quarter of 2023, we entered into an amendment with this educator partner, who started earning typical content fees, which are recorded within cost of revenue in the Consolidated Statements of Operations.

Leases
We determine if an arrangement is a lease and its classification at inception by evaluating various factors, including if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration, among other facts and circumstances. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and are included in operating lease ROU assets on our Consolidated Balance Sheets. Lease liabilities represent our obligation to make lease payments according to the arrangement and are included in operating lease liabilities, current and non-current, on our Consolidated Balance Sheets. We do not have any finance leases.
ROU assets and lease liabilities are recognized at the commencement date based on the present value of minimum remaining lease payments over the lease term. For this purpose, we include payments that are fixed and determinable at the commencement date, including initial direct costs incurred and excluding lease incentives received. We use the implicit rate when it is readily determinable. Otherwise, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of future lease payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options. Our lease agreements may contain variable costs such as common area maintenance, insurance, real estate taxes, or other costs. Variable lease costs are expensed as incurred in the Consolidated Statements of Operations. Operating lease expense is recognized on a straight-line basis over the lease term.
We do not separate lease and non-lease components and do not recognize ROU assets and operating lease liabilities arising from leases with an initial lease term of 12 months or less.
Additionally, any impairment of an ROU asset and other lease-related assets, including leasehold improvements, furniture and fixtures, and computer equipment, resulting from entering into a sublease arrangement is recognized in the Consolidated Statements of Operations in the period the sublease agreement is executed. We recognize sublease income as a reduction to our operating lease expense on a straight-line basis over the sublease term. Refer to Note 6 for additional information.
Internal-Use Software and Website Development Costs
We capitalize certain costs associated with our internal-use software and website development during the application development stage. This occurs when management with the relevant authority authorizes and commits to the project’s funding, it is probable that the project will be completed, and the software will be used as intended. These costs include personnel and related employee benefits expenses for employees who are directly associated with and who devote time to software and website development projects. Such costs are amortized on a straight-line basis over the estimated useful life of the related asset, typically two to five years, and are recorded within cost of revenue in the Consolidated Statements of Operations. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred within research and development in the Consolidated Statements of Operations.
Intangible Assets, Net
Intangible assets, net is stated at cost, net of accumulated amortization. We amortize our finite-lived intangible assets on a straight-line basis over their estimated useful lives, which range from two to six years. The amortization of content assets and developed technology is included in cost of revenue in the Consolidated Statements of Operations.
Impairment of Long-Lived Assets
We monitor events and changes in circumstances that could indicate the carrying amounts of our long-lived assets, including deferred partner fees, property, equipment, software, intangible assets, and operating lease ROU assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through their undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Impairment losses related to long-lived assets were immaterial during the year ended December 31, 2024. During the year ended December 31, 2023, we recognized an impairment loss of $861 related to capitalized internal-use software and website development costs. During the year ended December 31, 2022, we recognized impairment losses related to deferred partner fees of $2,915, our operating lease ROU asset of $2,304, and related property and equipment of $904.

Treasury Stock
We record repurchases of our common stock as treasury stock, at cost. Incremental direct costs associated with the repurchase of our common stock, including excise tax, are included in the cost of the shares acquired. We use the average cost method to account for reissuances of our treasury stock. If shares of treasury stock are reissued at a price higher than its cost, the gain is recorded to additional paid-in capital. If shares of treasury stock issued at a price lower than its cost, the loss is recorded to additional paid-in capital to the extent there are previous net gains included in the account. Losses in excess of previous net gains are recorded to accumulated deficit only once there is no additional paid-in capital.
Loss Contingencies
We regularly review the status of each significant matter and assess its potential likelihood of loss or exposure. We record an accrual for loss contingencies for legal proceedings when we believe that an unfavorable outcome is both (i) probable and (ii) the amount or range of any possible loss can be reasonably estimated. The actual liability in any such matters may be materially different from our estimates, if any, which could result in the need to adjust the liability and record additional expenses.
Legal fees related to potential loss contingencies are expensed as incurred. Insurance recoveries associated with loss contingencies are recognized when realization becomes probable and estimable, the associated costs have been recognized in the financial statements, and the losses are clearly attributable to the insured event.
Revenue
We recognize revenue from contracts with customers for access to the learning content hosted on our platform and related services. Revenue is recognized when control of the promised services is transferred to our customer, reflecting the consideration we expect to receive in exchange for these services. We apply judgment in determining our customer’s ability and intent to pay, based on a variety of factors including the customer’s historical payment experience, credit, or financial information. Consumer customers are required to pay in advance.
At contract inception, we assess the performance obligations, or deliverables, we have agreed to provide in the contract and determine if they are individually distinct or if they should be combined with other performance obligations. Contracts with multiple performance obligations require an allocation of the transaction price to each performance obligation based on each one’s relative standalone selling price. We combine performance obligations when an individual performance obligation does not have standalone value to our customer. For example, our customers do not have the ability to take possession of the software supporting our platform, so our contracts are typically accounted for as service arrangements with a single performance obligation.
We have a stand-ready obligation to provide learners with continuous access to our learning platform and deliver related support services for a specified term. For this reason, these services are generally viewed as a stand-ready performance obligation consisting of a series of distinct daily services. We typically satisfy these performance obligations over time as the services are provided. A time-elapsed output method is used to measure progress because our efforts are expended evenly throughout the period given the promise of a stand-ready service. Fixed fees for these services are generally recognized ratably over the contract term.
We include any fixed consideration within our contracts as part of the total transaction price. Generally, we include an estimate of the variable amount within the total transaction price and update our assumptions over the duration of the contract. None of our contracts contain a significant financing component. Taxes collected from customers and remitted to governmental authorities are not included within the total transaction price.
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
We generate revenue from our three reportable segments: Consumer, Enterprise, and Degrees. Refer to Note 13 for our disaggregation of revenue. We are generally the principal with respect to our Consumer and Enterprise revenue arrangements as we control the performance obligation and are the primary obligor with respect to delivering access to course content. Additionally, we have inventory risk through recoupable advances sometimes paid to educator partners.
Consumer Revenue
We generate revenue from consumers by selling access to learning content hosted on our platform. Consumer products include single course certifications, professional certificates, and catalog-wide subscriptions. Access to single courses is generally purchased at a fixed price for a set period of time, typically six months. Professional certificates are a series of courses offered by the same educator partner, with learners provided access on a month-to-month subscription basis. Coursera Plus is our catalog-wide consumer subscription product, sold in monthly or annual subscriptions. All Consumer learners pay in advance, and revenue is recognized ratably over the contract term once access has been granted to the learner, as learners have unlimited access to the course content during the contract term.
Consumer learners are entitled to a full refund up to two weeks after payment is received. We estimate and establish an allowance for refunds based on historical refund rates, which was immaterial as of December 31, 2024 and 2023.
Enterprise Revenue
We sell subscription licenses to businesses, organizations, governments, and educational institutions. These licenses provide their learners with the ability to enroll in courses and Specializations and receive certifications upon completion. Enterprise contracts are typically between one and three years in length and consist of selling a fixed quantity of catalog licenses that grant each learner access to our learning platform and unlimited course enrollments over the license term. We recognize revenue ratably over the contract term once access has been granted to the Enterprise customer.
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
Deferred Commissions
Contract acquisition costs are costs we incur that are directly related to securing a contract and are primarily related to sales commissions and related payroll taxes earned by our Enterprise and Degrees sales forces. These costs are deferred and then amortized on a straight-line basis over the expected period of benefit. We amortize these costs over four years, as the commissions paid upon a contract renewal are not commensurate with the commissions paid on the initial contract, and as such, the sales contract term is not commensurate with the expected period of benefit. Sales commissions and related payroll taxes primarily paid for Enterprise contract renewals are amortized over the renewal term, which is generally two years. On an annual basis, we assess the expected period of benefit, considering the average contract term length, the life of the underlying technology, and other factors.
Deferred commissions and related payroll taxes are recorded within deferred costs or other assets in the Consolidated Balance Sheets, depending on the timing of the related amortization. They are amortized to sales and marketing in the Consolidated Statements of Operations.
Deferred Partner Fees
These fulfillment costs, which are paid to educator partners in advance of completing our performance obligations, are recorded within prepaid expenses and other current assets or other assets in the Consolidated Balance Sheets, depending on the timing of the related revenue recognition. They are then amortized into cost of revenue ratably over the subscription term.
Cost of Revenue
Cost of revenue consists of content costs, which are typically fees paid to educator partners, and expenses associated with the operation and maintenance of our platform. These expenses include the cost of servicing support requests from paid learners and educator partners, hosting and bandwidth costs, amortization of acquired technology, internal-use software, and content assets, customer payment processing fees, and attributed facilities costs.
Fair Value Measurements
Fair value is defined as the price that would be received for an asset or the ‘exit price’ that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between independent market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs, where available. This hierarchy prioritizes the inputs into three broad levels as follows:
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
For the purpose of assessing the concentration of credit risk with respect to accounts receivable and significant customers, we treat a group of customers under common control or customers that are affiliates of each other as a single customer. For the years ended December 31, 2024, 2023, and 2022, we did not have any customers that accounted for more than 10% of our revenue. As of December 31, 2024 and 2023, we had one customer that accounted for 12% and 10% of our net accounts receivable balance, both of which were collected within typical business terms.
Our business model relies on educational content and credentialing programs from educator partners. Our largest educator partner has global brand recognition and supplies a variety of in-demand content across multiple domains. The loss of or significant reduction in this partnership or one of our other largest educator partners could have a material adverse effect on our financial position, results of operations, and cash flows.
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
Stock-Based Compensation Expense
We measure and recognize compensation expense for stock-based awards granted to employees, directors, and non-employees based on the estimated grant date fair value. Stock-based awards include restricted stock units (“RSUs”), stock options, performance stock units (“PSUs”) and restricted stock awards as well as stock purchase rights granted to employees under our employee stock purchase plan (“ESPP Rights”).

The fair value of RSUs, PSUs, and restricted stock awards is based on the fair value of our common stock on the grant date. We estimate the fair value of stock options and ESPP Rights using the Black-Scholes option-pricing model, which requires the use of the following assumptions:
Expected Term—The expected term represents the period that our stock-based awards are expected to be outstanding. For option grants considered to be “plain vanilla,” we determine the expected term using the simplified method, which deems the term to be the average of the time to vesting and the contractual life of the options. For ESPP Rights, the expected term represents the term from the first day of the offering period to the purchase date.
Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the stock option or ESPP Rights.
Expected Volatility—The expected volatility for stock options is derived from the average historical stock volatilities of several unrelated public companies within our industry that we consider to be comparable to our business, and to the extent available, our historical volatility over a period equivalent to the estimated expected term. The expected volatility for ESPP Rights is based on the historical volatility of our common stock over the estimated expected term.

Dividend Yield—The expected dividend was assumed to be zero as we have never paid dividends and have no current plans to do so.
Stock-based compensation is generally recognized on a straight-line basis over the requisite service period, which usually matches the vesting period. Forfeitures are recognized as they occur.
Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is computed using the two-class method required for participating securities.
Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents to the extent they are dilutive. In this calculation, common stock options, RSUs, PSUs, and ESPP Rights are considered to be common stock equivalents. However, they have been excluded from the calculation of diluted net loss per share attributable to common stockholders due to their anti-dilutive effect for the periods presented.
Comprehensive Loss
Comprehensive loss includes net loss and other comprehensive income (loss), net of tax. Other comprehensive income (loss), net of tax, refers to revenue, expenses, gains, and losses that, under GAAP, are recorded as an element of stockholders’ equity but are excluded from net loss.
Research and Development
Expenditures for the research and development of our technology and non-refundable contributions to develop educator partner content are expensed when incurred, unless they qualify as internal-use software development costs. Research and development costs primarily consist of personnel costs, consulting services, content development contributions, and attributed facilities costs.
Advertising Costs
Advertising costs are expensed as incurred and are included in sales and marketing in the Consolidated Statements of Operations. For the years ended December 31, 2024, 2023, and 2022, these costs were $62,390, $44,818, and $39,940.

Foreign Currency
The majority of our sales contracts are denominated in U.S. dollars, and the functional currency of our international subsidiaries is also the U.S. dollar. We remeasure monetary assets and liabilities denominated in currencies other than the functional currency to the functional currency at period-end exchange rates. Foreign currency transaction gains and losses resulting from this remeasurement are recognized within other expense, net in the Consolidated Statements of Operations.
Recent Accounting Pronouncements
New Accounting Pronouncements Recently Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and certain other segment items on an interim and annual basis if they are regularly provided to the chief operating decision maker (“CODM”). We adopted ASU 2023-07 effective January 1, 2024, using a retrospective method. Content costs paid to educator partners were the only significant segment expenses regularly provided to the CODM. Otherwise, the adoption of ASU 2023-07 did not have a material impact on our Consolidated Financial Statements and related disclosures. Refer to Note 13 for additional information.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities on an annual basis to disclose (1) specific categories in the tax rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis, though retrospective application is permitted. We preliminarily expect the new ASU to result in enhanced disclosure of disaggregated data about our tax payments within certain U.S. states, India, Canada, and the U.K. We are evaluating the components of our rate reconciliation to ensure disclosure of sufficient information to enable users of our financial statements to understand the nature and magnitude of factors contributing to the difference between the effective tax rate and the statutory tax rate.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure, on an annual and interim basis, of specified disaggregated information about certain costs and expenses. Additionally, in January 2025, the FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), to clarify the effective date of ASU 2024-03. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively or retrospectively. We are currently evaluating the impact ASU 2024-03 will have on our financial statement disclosures.
3.    REVENUE
Contract Balances
Contract assets and liabilities were as follows:

	December 31, 2024	December 31, 2023	January 1, 2023
Contract assets:
Billed accounts receivable, net of allowance for credit losses	$55,384	$62,407	$45,337
Unbilled accounts receivable	4,301	5,011	8,397
Total contract assets	$59,685	$67,418	$53,734
Contract liabilities:
Deferred revenue	$161,296	$140,089	$118,777
Total contract liabilities	$161,296	$140,089	$118,777

Revenue recognized during the years ended December 31, 2024, 2023, and 2022, which was included in the corresponding deferred revenue balance at the beginning of each year, was $137,061, $116,002, and $92,806.
Impairment losses related to contract assets were not material during the years ended December 31, 2024, 2023, and 2022.
Remaining Performance Obligations
Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue in the Consolidated Balance Sheets and unbilled amounts that will be recognized as revenue in future periods. As of December 31, 2024, we had remaining performance obligations of $333,214 and expect to recognize approximately 70% as revenue over the next 12 months and the remainder thereafter.
Costs to Obtain and Fulfill Contracts
The following table presents our capitalization and amortization of commissions and related payroll tax expenditures recorded within sales and marketing in the Consolidated Statements of Operations:

	Year Ended December 31,
Commissions and related payroll tax expenditures:	2024	2023	2022
Capitalization	$15,009	$17,094	$17,766
Amortization	15,148	12,291	12,618
Deferred commissions and related payroll tax expenditures, which are included in deferred costs and other assets, were as follows:

	December 31, 2024	December 31, 2023
Deferred costs, net	$13,758	$13,168
Other assets	14,632	15,361
During the years ended December 31, 2024 and 2023, we recognized an impairment loss of $817 and $2,008 on content development grants that we do not expect to recover related to our Degrees segment. These losses were recorded within sales and marketing in the Consolidated Statements of Operations.
4.    INVESTMENTS
Investments Measured at Fair Value on a Recurring Basis
The following table summarizes our investments measured at fair value on a recurring basis by balance sheet classification and investment type:

	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value - Level 1	Amortized Cost	Fair Value - Level 1
Cash equivalents—money market funds	$174,227	$174,227	$186,396	$186,396
Cash equivalents—U.S. Treasury securities	529,447	529,447	448,447	448,525
Total cash equivalents	703,674	703,674	634,843	634,921
Marketable securities—U.S. Treasury securities	—	—	65,765	65,746
Total	$703,674	$703,674	$700,608	$700,667
Gross unrealized and realized gains and losses related to our cash equivalents and marketable securities were not material for the years ended December 31, 2024, 2023, and 2022.
As of December 31, 2023, our available-for-sale marketable securities were comprised of U.S. Treasury securities, with a contractual maturity less than one year, which are backed by the full faith and credit of the U.S. government. There were no credit or non-credit impairment losses recorded during the years ended December 31, 2024, 2023, or 2022.

Investments Measured at Fair Value on a Nonrecurring Basis
In August 2023, we acquired an approximate 7% ownership interest in a privately held company, which is measured and accounted for using the fair value measurement alternative basis. This investment is classified within other assets in the Consolidated Balance Sheets. The carrying value of the investment was $1,701 as of December 31, 2024.
Our existing equity investments are remeasured at fair value on a nonrecurring basis when an identifiable event or change in circumstance may have a significant adverse impact on its fair value. During the year ended December 31, 2024, we recognized an impairment loss of $1,000, within other expense, net in the Consolidated Statement of Operations, on a minority interest equity investment following a recapitalization event. No such events or changes occurred during the years ended December 31, 2023 or 2022.
5.    CONSOLIDATED BALANCE SHEET COMPONENTS
Restricted Cash
The reconciliation of cash, cash equivalents, and restricted cash was as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Cash and cash equivalents	$726,125	$656,321	$320,817
Restricted cash, current	1,574	—	487
Restricted cash, non-current	705	1,765	1,574
Total cash, cash equivalents, and restricted cash	$728,404	$658,086	$322,878
Property, Equipment, and Software, Net
Property, equipment, and software, net consisted of the following:

	Estimated Useful Lives	December 31, 2024	December 31, 2023
Internal-use software and website development	2 - 5 years	$94,592	$73,881
Computer equipment and purchased software	2 years	4,667	4,405
Leasehold improvements	Shorter of useful life or remaining lease term	696	6,923
Furniture and fixtures	5 years	519	2,757
Total property, equipment, and software		100,474	87,966
Less accumulated depreciation and amortization		(63,575)	(57,558)
Property, equipment, and software, net		$36,899	$30,408
The following table presents depreciation and amortization expense related to property, equipment, and software as well as the portion of amortization expense related to internal-use software and website development that is recorded within cost of revenue in the Consolidated Statements of Operations:

	Year Ended December 31,
	2024	2023	2022
Depreciation and amortization expense	$19,664	$19,276	$15,865
Amortization expense for internal-use software and website development	17,745	16,894	13,128

Intangible Assets, Net
Intangible assets, net consisted of the following:

	December 31, 2024			December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Content assets	$31,202	$(7,567)	$23,635	$12,982	$(3,558)	$9,424
Developed technology	8,446	(7,560)	886	8,446	(6,150)	2,296
Intangible assets	$39,648	$(15,127)	$24,521	$21,428	$(9,708)	$11,720
Capitalization of content assets and amortization expense for intangible assets was as follows:

	Year Ended December 31,
	2024	2023	2022
Capitalization of content assets	$18,219	$6,161	$1,100
Amortization expense for intangible assets	5,418	2,994	2,638
As of December 31, 2024, the weighted-average remaining amortization period was 0.6 years for developed technology and 4.1 years for content assets.
As of December 31, 2024, future expected amortization expense for intangible assets was as follows:

2025	$8,059
2026	5,498
2027	4,294
2028	4,004
2029	2,558
Thereafter	108
Total	$24,521
6.    LEASES
We have entered into various non-cancelable office space operating leases, with lease periods expiring through June 2030. These leases do not contain residual value guarantees, covenants, or other restrictions.
In May 2022, we entered into an agreement to sublease a portion of our existing office space in Mountain View, California. As a result, we recognized an impairment loss of $2,304 on the ROU asset and $904 on the related property and equipment. These costs were allocated within operating expenses in the Consolidated Statements of Operations, consistent with the allocation approach used for operating lease costs. The sublease, classified as an operating lease, commenced on June 1, 2022 and terminated on October 31, 2024.
In August 2024, we entered into a new operating lease agreement for office space in Mountain View, California to replace our existing headquarters lease. This resulted in the recognition of an operating lease ROU asset and operating lease liability of $3,038. The lease term commenced in September 2024 and terminates in June 2030. The operating lease agreement includes an option to extend or terminate the lease, which is not reasonably certain to be exercised and therefore is not factored into the determination of lease payments.

The components of lease costs were as follows:

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$4,747	$5,510	$5,853
Short-term lease cost	813	970	1,388
Variable lease cost	2,041	2,066	1,753
Sublease income	(2,267)	(2,720)	(1,587)
Total lease costs	$5,334	$5,826	$7,407
Future lease payments under our non-cancelable operating leases, excluding short-term leases, as of December 31, 2024 were as follows:

2025	$416
2026	913
2027	941
2028	969
2029	998
Thereafter	510
Total lease payments	4,747
Less tenant improvement allowance	(844)
Less imputed interest	(839)
Present value of operating lease liabilities	$3,064
Operating lease liabilities, current	43
Operating lease liabilities, non-current	3,021
Total operating lease liabilities	$3,064
Supplemental cash flow information as well as the weighted-average remaining lease term and discount rate related to our operating leases were as follows:

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$6,490	$8,509	$6,875
Operating lease ROU assets obtained in exchange for lease liabilities	3,038	—	427

	December 31, 2024	December 31, 2023
Weighted-average remaining operating lease term (in years)	5.43	0.93
Weighted-average operating lease discount rate	6.56%	5.78%
7.    INCOME TAXES
The components of loss before income tax were as follows:

	Year Ended December 31,
	2024	2023	2022
Domestic	$(84,004)	$(118,481)	$(177,649)
Foreign	5,503	7,298	7,012
Total	$(78,501)	$(111,183)	$(170,637)

Income tax expense consisted of the following:

	Year Ended December 31,
	2024	2023	2022
Current taxes:
State	$708	$3	$189
Foreign	42	4,977	4,872
Total current	$750	$4,980	$5,061

Deferred taxes:
Foreign	$279	$391	$(341)
Total deferred	$279	$391	$(341)
Total income tax expense	$1,029	$5,371	$4,720
The reconciliation between the statutory U.S. federal income tax rate and our effective tax rate as a percentage of loss before income taxes was as follows:

	Year Ended December 31,
	2024	2023	2022
U.S federal income taxes at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	(2.4)%	2.7%	2.1%
Foreign income taxes at rates other than the U.S. rate	1.1%	(3.5)%	(1.8)%
Change in valuation allowance	1.3%	(28.7)%	(19.8)%
Research and development credits	5.8%	8.2%	3.5%
Stock-based compensation	(17.4)%	(5.4)%	(4.4)%
Foreign inclusions	(10.7)%	—%	(3.7)%
Other	—%	0.9%	0.3%
Effective income tax rate	(1.3)%	(4.8)%	(2.8)%

Significant components of our deferred tax assets and liabilities consisted of the following:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating loss carryforwards	$112,197	$130,849
Capitalized research and development costs	69,957	51,940
Research and development credits	47,508	42,764
Stock-based compensation	6,769	11,160
Lease liabilities	715	1,512
Deferred revenue	783	937
Accruals and reserves	1,290	813
Gross deferred tax assets	239,219	239,975
Valuation allowance	(224,375)	(225,513)
Total deferred tax assets	$14,844	$14,462
Deferred tax liabilities:
Deferred commissions	(6,614)	(6,768)
Depreciation and amortization	(6,779)	(5,810)
Operating lease ROU assets	(689)	(1,070)
Partnership income	(233)	—
Total deferred tax liabilities	$(14,315)	$(13,648)
Net deferred tax assets	$529	$814
Based on the weight of the available evidence, which includes our historical operating losses, lack of taxable income, and the accumulated deficit, we have a full valuation allowance against our U.S. federal and state deferred tax assets as of December 31, 2024 and 2023. The valuation allowance decreased by $1,138 for the year ended December 31, 2024 and increased by $39,907 for the year ended December 31, 2023.
As of December 31, 2024, U.S. federal and state NOL carryforwards were $476,421 and $195,426, and U.S. federal and state research and development tax credit carryforwards were $30,664 and $16,845. If not utilized, certain federal and state NOLs will begin to expire at various dates beginning in 2036 and 2031, respectively, while the federal research and development tax credit carryforwards will start to expire in various amounts beginning in 2033. State research and development tax credit carryforwards can be carried forward indefinitely.
Our NOL and tax credit carryovers may be subject to annual usage limitations, as promulgated by the Internal Revenue Service and similar state provisions, due to ownership changes that may have occurred in the past. These annual limitations may result in the expiration of NOLs and tax credits before utilization.
The federal NOL carryforwards generated after December 31, 2017 have an indefinite carryforward period and are subject to an 80% deduction limitation based upon taxable income prior to NOL deduction. Of the total federal NOL carryforwards as of December 31, 2024, $402,650 are carried forward indefinitely but are limited to 80% of taxable income.

Uncertain Tax Positions
As of December 31, 2024, the unrecognized tax benefits of $22,720, if recognized, would not have an impact on our effective tax rate. The activity related to the unrecognized tax benefits was as follows:

	Year Ended December 31,
	2024	2023	2022
Gross unrecognized tax benefits—beginning of period	$22,535	$16,371	$12,539
Increases related to tax positions taken during current year	2,264	5,052	3,641
Increases related to tax positions taken during prior years	405	1,163	248
Decreases related to tax positions taken during prior years	(2,484)	(51)	(57)
Gross unrecognized tax benefits—end of period	$22,720	$22,535	$16,371
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties were not material as of December 31, 2024, 2023, and 2022.
We file income tax returns subject to varying statutes of limitations. Due to our loss carryovers, the statutes of limitations remain open for all tax years since inception in our major tax jurisdictions. We believe that we have provided adequate reserves for income tax uncertainties in all open tax years. We are not currently aware of uncertain tax positions that could result in significant additional payments, accruals, or other material deviations in the next 12 months.
8.    NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share:

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss	$(79,530)	$(116,554)	$(175,357)
Denominator:
Weighted-average shares used in computing net loss per share—basic and diluted	157,370,977	150,957,814	145,263,726
Net loss per share—basic and diluted	$(0.51)	$(0.77)	$(1.21)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	Year Ended December 31,
	2024	2023	2022
RSUs	16,081,333	18,361,046	22,773,053
Common stock options	9,100,261	11,165,138	18,153,195
PSUs	256,452	—	—
ESPP Rights	151,964	126,768	123,603
Total	25,590,010	29,652,952	41,049,851

9.    COMMITMENTS AND CONTINGENCIES
Purchase Obligations
Our purchase obligations primarily relate to a third-party cloud infrastructure agreement, subscription arrangements, and service agreements used to facilitate our operations. As of December 31, 2024, we had approximately $13,308 in future minimum payments due under our non-cancelable purchase obligations with a remaining term in excess of one year. These are expected to be paid through 2026.

Purchase Obligations
2025	$10,433
2026	2,875
Total	$13,308
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
Privacy Class Action Lawsuit
In November 2023, a putative class action lawsuit captioned Iman Ghazizadeh, et al v. Coursera, Inc. (the “Ghazizadeh lawsuit”) was filed against Coursera, Inc. in the United States District Court for the Northern District of California (the “Court”). The complaint asserted claims for alleged violations of the Video Privacy Protection Act (“VPPA”), and alleged, among other things, that without consent or knowledge of the plaintiff, Coursera disclosed the video viewing history and certain other information of the plaintiff to a third-party company and made similar disclosures without the knowledge or consent of other unidentified users. The plaintiff was seeking monetary damages for certain violations under the VPPA, including interest and reasonable attorneys’ fees. On January 31, 2025, the Court dismissed the complaint with prejudice after the parties agreed to a mutual release of claims without monetary settlement.

In addition, law firms representing a significant number of purported claimants have threatened to file or filed individual arbitration demands that allege claims similar to those in the VPPA class action lawsuit described above, with certain firms also claiming violations of the Electronic Communications Privacy Act, the California Invasion of Privacy Act, and/or various state wiretapping and unfair or deceptive practices laws. Under the VPPA, each claimant may be entitled to recover damages for each alleged violation of the VPPA, as well as punitive damages, attorneys’ fees and costs, and equitable relief. Without admitting to any liability or wrongdoing, we entered into a settlement agreement with a substantial portion of these claimants in October 2024 for $4,745, for which we recovered the full amount with insurance proceeds. Additionally, we entered into a settlement agreement in principle with the majority of the remaining claimants in January 2025 for $4,519. Based on vetting procedures, we believe that the remaining arbitration claims are not material.

While we maintain insurance policies intended to provide coverage for the aforementioned claims and have notified our insurance carriers about these claims, there can be no assurance regarding if or to what extent our insurance may cover such claims or any future claims. With respect to certain of the VPPA matters, inclusive of the aforementioned settlements, we have accrued $4,787 within other current liabilities on the Consolidated Balance Sheets as of December 31, 2024.

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
Legal fees related to these matters were $1,466 during the year ended December 31, 2024.

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
10.    STOCKHOLDERS’ EQUITY
Preferred Stock

We have authorized the issuance of 10,000,000 shares of undesignated preferred stock with a par value of $0.00001 per share, with rights and preferences, including voting rights, to be designated from time to time by the Board. As of December 31, 2024, there were no shares of preferred stock issued or outstanding.
Share Repurchase Program
On April 26, 2023, our Board approved a share repurchase program with authorization to purchase up to $95,000 of our common stock, excluding commissions and fees. We funded these share repurchases with our existing cash and cash equivalents and completed the purchase authorization on May 7, 2024.
During the year ended December 31, 2024 and 2023, we repurchased an aggregate of 3,099,800 shares of our common stock for $36,707 and 4,829,803 shares of our common stock for $58,452.
11.    EMPLOYEE BENEFIT PLANS
Stock Incentive Plans
In 2014, we adopted the Coursera, Inc. 2014 Executive Stock Incentive Plan, pursuant to which we granted a combination of incentive and non-statutory stock options and RSUs. The Executive Stock Incentive Plan was terminated in March 2021 in connection with the IPO but continues to govern the terms and conditions of the outstanding awards granted pursuant thereof. No further awards may be granted under the Executive Stock Incentive Plan.
In February 2021, we adopted the 2021 Stock Incentive Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective on March 30, 2021 (collectively, the 2021 Plan, the ESPP, and the Executive Stock Incentive Plan are referred to as the “Plans”). The 2021 Plan provides for the granting of incentive and non-statutory stock options, RSUs, PSUs, and other equity-based awards. Pursuant to the ESPP, eligible employees may purchase shares of common stock through payroll deductions at 85 percent of the lower of the closing market price of our common stock on the date of commencement of the applicable offering period or on the last day of each six-month purchase period. The offering periods start on the first trading day on or after May 11 and November 11 of each year.
As of December 31, 2024, 17,408,129 shares and 5,063,535 shares of our common stock were reserved for future issuance under the 2021 Plan and ESPP. During the year ended December 31, 2024, we began reissuing shares of our common stock from treasury stock to settle stock option exercises, vesting of RSUs, and ESPP purchases.
Under the ESPP, if the closing market price of our common stock on the offering date of a new offering falls below the closing market price of our common stock on the offering date of an ongoing offering, the ongoing offering terminates immediately following the settlement of ESPP Rights shares on the purchase date. Participants in the terminated offering are automatically enrolled in the new offering (an “ESPP Rights Reset”), triggering a revaluation of stock-based compensation expense and a modification charge to be recognized ratably over the new offering period if the revalued expense is greater than the original expense. During the years ended December 31, 2024, 2023, and 2022, we had ESPP Rights Resets that resulted in modification charges of $6,112, $3,119, and $9,047, which are being recognized ratably over the new offering periods.

Stock Options
We grant stock options at prices equal to the grant date fair value. Typically, these stock options expire ten years from the grant date and vest ratably over a four-year service period.
Stock option activity for the year ended December 31, 2024 was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balance—December 31, 2023	11,165,138	$7.03	5.22	$142,444
Granted	612,746	7.81
Exercised	(2,462,129)	3.81
Canceled	(215,494)	20.41
Balance—December 31, 2024	9,100,261	$7.64	4.97	$25,314
Options vested	7,828,120	$6.93	4.37	$24,891
Aggregate intrinsic value represents the difference between the exercise price of the stock options and the fair value of our common stock. The aggregate intrinsic value of stock options exercised was $21,386, $72,649, and $57,311 for the years ended December 31, 2024, 2023, and 2022. The weighted-average grant date fair value of options granted for the years ended December 31, 2024, 2023, and 2022 was $4.39, $8.41, and $7.26.
RSUs and PSUs
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
In March 2024, we granted PSUs to certain executives under the 2021 Plan. PSU grants have both performance and service-based vesting conditions. The ultimate number of units that will vest is determined based on the achievement of annual revenue against a pre-established target (with defined threshold and maximum amounts ranging from 50% to 150% of target). If annual revenue is below the threshold amount, none of the PSUs will vest. If annual revenue is equal to or exceeds the threshold amount, 25% of the PSUs ultimately granted will vest after one year, and the remaining PSUs will vest quarterly 6.25% over the subsequent three years. The fair value of each unit is determined on the grant date, and the related stock-based compensation expense is recognized using the accelerated attribution method. We evaluate the vesting conditions on a quarterly basis and recognize stock-based compensation expense if the achievement of the performance condition is probable.
As described in Note 1, Gregory Hart was appointed on February 3, 2025 (the “Start Date”) as our President, Chief Executive Officer, and a Class III director on our Board. Pursuant to the terms of his offer letter, the Board granted Mr. Hart new hire equity awards consisting of 1,873,171 RSUs, 3,746,342 time-based stock options, and 1,404,879 performance-based stock options. The RSUs are scheduled to vest over four years, with 25% vesting on the first anniversary of the Start Date, 6.25% vesting on February 15, 2026, and the remainder vesting in equal quarterly installments thereafter, subject to Mr. Hart’s continued employment through each vesting date. The time-based stock options have an exercise price of $7.81 per share of common stock and are scheduled to vest over four years, with 25% vesting on the first anniversary of the Start Date, and the remainder vesting in equal quarterly installments thereafter, subject to continued employment. The performance-based stock options also have an exercise price of $7.81 per share of common stock and are scheduled to vest upon satisfaction of both time- and market-based vesting conditions. The time-based vesting condition is consistent with the vesting schedule of the time-based stock options, and the market-based vesting condition is satisfied when the trailing simple moving average closing price of the Company’s common stock over a 60-trading day period equals or exceeds $12.81 per share.

In connection with Jeffrey Maggioncalda's retirement on February 3, 2025 as our former President, Chief Executive Officer, and Class III director on our Board, he entered into a separation agreement, which provides for certain severance payments to be made in April 2025. He also entered into an advisory agreement that runs through August 15, 2025, which permits continued vesting of his stock awards through the termination date. As a result of these events, we plan to recognize severance expense in the first quarter of 2025 as well as the impact to stock-based compensation expense from awards that were forfeited on his separation date and the awards that are expected to vest through August 15, 2025.
RSU and PSU activity for the year ended December 31, 2024 was as follows:

	RSUs			PSUs
	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested balance—December 31, 2023	18,361,046	$15.24	$355,653	—	$—	$—
Granted(1)	9,691,336	11.45		300,416	14.36
Vested	(7,803,108)	16.19		—	—
Forfeited	(4,167,941)	13.96		(43,964)	14.36
Unvested balance—December 31, 2024	16,081,333	$12.82	$136,691	256,452	$14.36	$2,180
(1) For PSUs, the amount presented as the number of units granted is based on the performance condition being achieved at the target level. Once the performance period is complete, the number of units that will vest may range from 0% to 150% of the target amount based on actual performance. As of December 31, 2024, based on attainment against the pre-established annual revenue target, 196,604, or 83.85%, of the PSUs are expected to vest in February 2025, subject to the performance attainment being certified following the filing of this Annual Report on Form 10-K.
The aggregate fair value of RSUs that vested was $80,106, $130,891, and $29,966 for the years ended December 31, 2024, 2023, and 2022.
Stock-Based Compensation Expense
A summary of the weighted-average assumptions we utilized to record stock-based compensation expense for stock options granted is as follows:

	Year Ended December 31,
	2024	2023	2022
Fair value of common stock	$7.81	$14.72	$12.80
Risk-free interest rate	3.5%	3.7%	3.1%
Expected term (in years)	6.1	6.1	6.1
Expected volatility	56.2%	57.3%	57.7%
Dividend yield	—%	—%	—%
The following table summarizes the assumptions used in estimating the fair value of ESPP Rights:

Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	4.2% - 5.4%	3.9% - 5.5%	1.4% - 4.6%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	40.2% - 72.3%	39.2% - 61.0%	59.4% - 76.5%
Dividend yield	—%	—%	—%

Stock-based compensation expense is classified in the Consolidated Statements of Operations as follows:

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$2,657	$2,593	$3,089
Research and development	41,846	49,931	48,779
Sales and marketing	28,104	31,299	30,092
General and administrative	35,477	31,352	28,703
Restructuring related charges	—	(5,605)	122
Total	$108,084	$109,570	$110,785
We capitalized $7,675, $7,055, and $5,407 of stock-based compensation related to our internal-use software during the years ended December 31, 2024, 2023, and 2022.
The table below presents unrecognized employee compensation cost related to unvested shares and the weighted-average period over which it is expected to be recognized as of December 31, 2024:

	December 31, 2024
	Unrecognized employee compensation cost related to unvested shares	Weighted-average period over which the compensation is expected to be recognized (in years)
RSUs	$182,214	2.4
Common stock options	8,292	2.2
ESPP Rights	6,814	1.0
PSUs	1,595	3.2
Income tax benefits recognized from stock-based compensation expense for the years ended December 31, 2024, 2023, and 2022 were $687, $753, and $835 due to cumulative losses and valuation allowances.
For the years ended December 31, 2024, 2023, and 2022, income tax benefits realized related to stock-based awards vested and exercised were $551, $1,326, and $387 due to cumulative losses and valuation allowances.
Common Stock Reserved for Issuance
The following table presents total shares of our common stock reserved for future issuance:

	December 31, 2024	December 31, 2023
Stock options outstanding	9,100,261	11,165,138
RSUs outstanding	16,081,333	18,361,046
PSUs outstanding	256,452	—
Shares available for future grants	22,471,664	16,913,085
Total shares of common stock reserved	47,909,710	46,439,269
401(k) Plan
We have a 401(k) savings plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer-matching contribution. We made matching contributions of $1,611, $1,710, and $1,791 to the 401(k) Plan for the years ended December 31, 2024, 2023, and 2022.

12. RELATED PARTY TRANSACTIONS
We have a content sourcing agreement with DeepLearning.AI Corp (“DeepLearning.AI”), which was entered into in the normal course of business and under standard terms. Dr. Andrew Ng, one of our co-founders and Chairman of our Board owns DeepLearning.AI. Content fees earned by DeepLearning.AI during the years ended December 31, 2024, 2023, and 2022 were $8,577, $7,401, and $5,679, and were recorded within cost of revenue in the Consolidated Statements of Operations. As of December 31, 2024 and 2023, outstanding educator partner payables related to this content sourcing agreement were $4,137 and $3,895.
13. SEGMENT AND GEOGRAPHIC INFORMATION
Segment Information
Our chief operating decision maker (“CODM”) is our Chief Executive Officer. For the purposes of allocating resources and assessing performance, the CODM examines three segments which relate to our three revenue sources: Consumer, Enterprise, and Degrees. This is also consistent with how we disaggregate revenue.
The Consumer segment targets individual learners seeking to obtain hands-on learning, gain valuable job skills, receive professional-level certifications, and otherwise increase their knowledge to start or advance their careers. The Enterprise segment is focused on serving businesses, government organizations, and academic institutions by providing an online platform with access to job-relevant educational content enabling them to train, upskill, and reskill their employees, citizens, and students. The Degrees segment is primarily engaged in partnering with universities to deliver fully online bachelor’s and master’s degrees. The CODM measures the performance of each segment primarily based on its revenue and gross profit.
Segment gross profit, as presented below, is defined as segment revenue less certain costs of revenue that represent content costs paid to educator partners. Content costs only apply to the Consumer and Enterprise segments as there is no content cost attributable to the Degrees segment. Content costs are considered significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment gross profit. Expenses other than content costs included in cost of revenue are not allocated to segments because they are managed on an enterprise-wide basis. These unallocated costs include platform and support costs, stock-based compensation expense, and amortization of intangible assets and internal-use software. In addition, we do not allocate sales and marketing expenses, research and development expenses, and general and administrative expenses because the CODM does not consider this information in the measurement of each segment’s performance and rather reviews operating expenses at the consolidated level. Other segment items included in net loss are interest income, net, other expense, net, and income tax expense, which are reflected in the Consolidated Statements of Operations. While we have three segments, our technology and operating platforms support the entire organization.
The CODM does not use segment-level asset information to assess performance and make decisions regarding resource allocation, and we do not track our long-lived assets by segment. The geographic identification of these assets is set forth below.

Financial information for each reportable segment was as follows:

	Year Ended December 31,
	2024	2023	2022
Consumer
Revenue	$398,094	$365,221	$295,583
Content costs	183,759	172,220	81,278
Segment gross profit	214,335	193,001	214,305
Segment gross profit margin	54%	53%	73%

Enterprise
Revenue	238,865	219,542	181,284
Content costs	74,988	69,158	54,711
Segment gross profit	163,877	150,384	126,573
Segment gross profit margin	69%	68%	70%

Degrees
Revenue	57,715	51,001	46,889
Content costs	—	—	—
Segment gross profit	57,715	51,001	46,889
Segment gross profit margin	100%	100%	100%

Total segment gross profit	$435,927	$394,386	$387,767

Reconciliation of segment gross profit to gross profit
Platform and support costs	$38,694	$42,134	$37,471
Stock-based compensation expense	2,657	2,593	3,089
Amortization of internal-use software	17,745	16,894	13,128
Amortization of intangible assets	5,418	2,994	2,600
Total reconciling items	64,514	64,615	56,288
Gross profit	$371,413	$329,771	$331,479
Geographic Information
Revenue
The following table summarizes the revenue by region based on the billing address of our customers:

	Year Ended December 31,
	2024	2023	2022
United States	$368,540	$340,672	$276,011
Europe, Middle East, and Africa	166,328	153,037	130,607
Asia Pacific	89,666	82,331	68,943
Other	70,140	59,724	48,195
Total	$694,674	$635,764	$523,756
No single country other than the United States represented 10% or more of our total revenue during the years ended December 31, 2024, 2023, and 2022.

Long-lived Assets
The following table presents our long-lived assets, consisting of property, equipment, and software, net of depreciation and amortization, and operating lease ROU assets, by geographic region:

	December 31, 2024	December 31, 2023
United States	$39,013	$34,047
Rest of World	853	1,100
Total	$39,866	$35,147
14.    RESTRUCTURING RELATED CHARGES
As we refine our business strategy and hone our focus, we have also been reducing our expenses and prioritizing investments in key initiatives that are expected to drive long-term, sustainable growth.
In November 2022, we enacted a plan to reduce our global workforce to better align our cost structure and personnel needs with our planned business objectives, growth opportunities, and operational priorities at the time. During the year ended December 31, 2022, we recognized restructuring related charges of $10,149 that were mainly related to personnel expenses, such as employee severance and benefits costs. Related cash payments of $5,084 and $4,816 were made in the years ended December 31, 2023 and 2022. We also recognized a reversal of stock-based compensation expense of approximately $5,605 during the year ended December 31, 2023, resulting from the forfeiture of RSUs and stock options.
In January 2024, we implemented a plan to restructure our Enterprise segment sales force and recognized restructuring related charges of $2,145 during the year ended December 31, 2024, all of which were paid within the same year.
In October 2024, we announced a commitment to further reducing overall expenses, focus efforts, and prioritize future investments in key initiatives that we expect will drive long-term, sustainable growth. This initiative resulted in a reduction of our global workforce by approximately 9% creating capacity for targeted investments, as well as incremental profitability. During the year ended December 31, 2024, we recognized restructuring related charges of $6,797, mainly consisting of personnel expenses, such as severance and benefits. Related cash payments of $2,722 were made in the year ended December 31, 2024. As of December 31, 2024, $4,522 remained unpaid and was recorded primarily in accrued compensation and benefits in the Consolidated Balance Sheets.
During the first quarter of 2025, we expect to recognize a reversal of stock-based compensation expense of approximately $2 million, when the forfeiture of unvested RSUs and stock options will occur, and an additional approximately $1 million in personnel restructuring related charges. We expect to complete our expense reduction efforts by March 31, 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of December 31, 2024 at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024. Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2024, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2024, the following director and officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted a Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K, for the sale of our common stock. Shares in each 10b5-1 trading arrangement that are subject to restricted stock units (“RSUs”) and stock options may only be traded following satisfaction of applicable vesting requirements. In addition, because of pricing (such as future share price targets) and timing conditions in each 10b5-1 trading arrangement, it is not yet determinable how many shares actually will be sold under each plan prior to its expiration date.
On November 21, 2024, Sabrina L. Simmons, a director, entered into a Rule 10b5-1 trading arrangement that provides for the sale of up to 9,334 shares of our common stock, subject to the vesting of RSUs. This trading arrangement is scheduled to expire on May 30, 2025.
On December 11, 2024, Michele M. Meyers, Vice President and Chief Accounting Officer, entered into a Rule 10b5-1 trading arrangement that provides for the sale of up to 15,000 shares of our common stock. This trading arrangement is scheduled to expire on August 29, 2025.
These Rule 10b5-1 trading arrangements were entered into in writing during an open trading window and are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and our policies regarding transactions in our securities.
During the three months ended December 31, 2024, no other directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.
Item 9C. Disclosures Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this Item (other than the information set forth in the next paragraph) will be included in our definitive proxy statement for our 2025 annual meeting of stockholders, or our 2025 Proxy Statement, to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated herein by reference.
Our board of directors has adopted a code of conduct that applies to all of our employees, officers, and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. The full text of our code of conduct is posted on the investor relations section on our website, which is located at https://investor.coursera.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our code of conduct by posting such information in the investor relations section of our website.
Item 11. Executive Compensation
The information required by this Item will be included in our 2025 Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024 and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in our 2025 Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024 and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in our 2025 Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024 and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item will be included in our 2025 Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024 and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statements Schedules
The following documents are filed as part of this Annual Report on Form 10-K:
1.Consolidated Financial Statements
See Index to Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data.”
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

Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation, as amended and as currently in effect.	10-Q	001-40275	3.1	8/13/2021
3.2	Amended and Restated Bylaws, as amended and as currently in effect.	10-Q	001-40275	3.2	8/13/2021
4.1	Form of Common Stock Certificate.	S-1	333-253932	4.1	3/5/2021
4.2	Description of Capital Stock.	10-K	001-40275	4.2	3/3/2022
10.1+	Form of Indemnification Agreement between Coursera, Inc. and its directors and officers.	S-1	333-253932	10.2	3/5/2021
10.2+	Coursera, Inc. 2014 Executive Stock Incentive Plan, as amended, and Forms of Stock Option Agreement, Option Exercise Agreement, and Restricted Stock Award Agreement thereunder.	S-1	333-253932	10.3	3/5/2021
10.3+	Coursera, Inc. 2021 Stock Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise, Notice of Stock Option Grant, Notice of Restricted Stock Unit Award and Agreement, and Notice of Restricted Stock Award and Agreement thereunder.	10-Q	001-40275	10.1	5/11/2021
10.4+	Coursera, Inc. 2021 Employee Stock Purchase Plan.	10-Q	001-40275	10.2	5/11/2021
10.5+	Offer Letter between Coursera, Inc. and Jeffrey N. Maggioncalda, dated June 1, 2017.	S-1	333-253932	10.7	3/5/2021
10.6+	Offer Letter between Coursera, Inc. and Kenneth R. Hahn, dated April 27, 2020.	S-1	333-253932	10.8	3/5/2021
10.7+	Offer Letter between Coursera, Inc. and Leah F. Belsky, dated July 1, 2018.	S-1	333-253932	10.10	3/5/2021
10.8+	Separation Agreement and General Release between Coursera, Inc. and Leah Belsky, dated May 3, 2024.	10-Q	001-40275	10.2	8/1/2024
10.9+	Offer Letter between Coursera, Inc. and Leah Belsky, dated April 26, 2024.	10-Q	001-40275	10.3	8/1/2024
10.10+	Offer Letter between Coursera, Inc. and Shravan K. Goli, dated March 29, 2018.	S-1	333-253932	10.13	3/5/2021
10.11+	Separation Agreement and General Release between Coursera, Inc. and Shravan Goli, dated May 3, 2024.	10-Q	001-40275	10.4	8/1/2024
10.12+	Offer Letter between Coursera, Inc. and Shravan Goli, dated April 26, 2024.	10-Q	001-40275	10.5	8/1/2024
10.13+	Offer Letter between Coursera, Inc. and Michele M. Meyers, dated February 9, 2022.	10-Q	001-40275	10.1	5/6/2022

10.14+	Offer Letter between Coursera, Inc. and Alan B. Cardenas dated April 4, 2023.	10-K	001-40275	10.19	2/22/2024
10.15+	Offer Letter between Coursera, Inc. and Marcelo Modica, dated June 7, 2024	10-Q	001-40275	10.1	11/6/2024
10.16	Online Course Hosting and Services Agreement by and between DeepLearning.AI. Corp. and Coursera, Inc., dated October 1, 2020.	S-1	333-253932	10.18	3/5/2021
10.17	Consultant and Proprietary Information Nondisclosure Agreement between Coursera, Inc. and Andrew Y. Ng, dated June 1, 2014.	S-1	333-253932	10.19	3/5/2021
10.18	Amended and Restated Investors’ Rights Agreement by and among Coursera, Inc., Future Fund Investment Company No. 4 Pty Ltd., and the investors listed therein, dated July 7, 2020.	S-1	333-253932	10.21	3/5/2021
10.19+	Amended and Restated Non-Employee Director Compensation Policy of the Board of Directors of Coursera, Inc.	10-Q	001-40275	10.1	8/1/2024
10.20+*	Amended and Restated Executive Severance Plan.
10.21+	Offer Letter between Coursera, Inc. and Gregory M. Hart dated January 24, 2025.
10.22+*	Separation Agreement between Coursera, Inc. and Jeffrey N. Maggioncalda dated January 29, 2025.
10.23+*	Retention Agreement between Coursera, Inc. and Kenneth R. Hahn dated January 29, 2025.
19.1+	Insider Trading Policy.
21.1	List of Subsidiaries of Coursera, Inc.
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
24.1	Power of Attorney (included on signature page)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Coursera, Inc. Senior Executive Compensation Recoupment Policy.	10-K	001-40275	97.1	2/22/2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

_____________________________________________
+    Indicates management contract or compensatory plan or arrangement.
*    The schedules and exhibits to this filing have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
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

COURSERA, INC.

Date: February 24, 2025	By:	/s/ Gregory M. Hart
Gregory M. Hart
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: February 24, 2025	By:	/s/ Kenneth R. Hahn
Kenneth R. Hahn
Senior Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

Date: February 24, 2025	By:	/s/ Michele M. Meyers
Michele M. Meyers
Vice President, Accounting and Chief Accounting Officer
(Principal Accounting Officer)

POWER OF ATTORNEY
KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gregory M. Hart, Kenneth R. Hahn, Michele M. Meyers, and Alan B. Cardenas, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place, or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gregory M. Hart	President, Chief Executive Officer, and Director	February 24, 2025
Gregory M. Hart	(Principal Executive Officer)

/s/ Kenneth R. Hahn	Senior Vice President, Chief Financial Officer, and Treasurer	February 24, 2025
Kenneth R. Hahn	(Principal Financial Officer)

/s/ Michele M. Meyers	Vice President, Accounting and Chief Accounting Officer	February 24, 2025
Michele M. Meyers	(Principal Accounting Officer)

/s/ Andrew Y. Ng	Chairman	February 24, 2025
Andrew Y. Ng

/s/ Carmen Chang	Director	February 24, 2025
Carmen Chang

/s/ Amanda M. Clark	Director	February 24, 2025
Amanda M. Clark

/s/ Christopher D. McCarthy	Director	February 24, 2025
Christopher D. McCarthy

/s/ Theodore R. Mitchell	Director	February 24, 2025
Theodore R. Mitchell

/s/ Susan W. Muigai	Director	February 24, 2025
Susan W. Muigai

/s/ Scott D. Sandell	Director	February 24, 2025
Scott D. Sandell

/s/ Sabrina L. Simmons	Director	February 24, 2025
Sabrina L. Simmons