Form 10-Q
period 2025-03-31
Coursera, Inc.
filed 2025-05-01
CIK 1651562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 24, 2025, the registrant had 161.4 million shares of common stock, $0.00001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except par value amounts)
(Unaudited)

	March 31, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$748.0	$726.1
Accounts receivable, net	59.9	59.7
Deferred costs, net	24.2	24.7
Prepaid expenses and other current assets	21.9	20.2
Total current assets	854.0	830.7
Property, equipment, and software, net	37.9	36.9
Operating lease right-of-use assets	2.8	3.0
Intangible assets, net	24.9	24.5
Other assets	31.6	35.2
Total assets	$951.2	$930.3
Liabilities and Stockholders’ Equity
Current liabilities:
Educator partners payable	$100.5	$101.9
Other accounts payable and accrued expenses	17.4	21.4
Accrued compensation and benefits	17.8	31.6
Deferred revenue, current	184.7	159.7
Other current liabilities	14.1	12.9
Total current liabilities	334.5	327.5
Operating lease liabilities, non-current	3.1	3.0
Deferred revenue, non-current	2.2	1.6
Other liabilities	0.9	0.8
Total liabilities	340.7	332.9
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10.0 shares authorized and no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value—300.0 shares authorized as of March 31, 2025 and December 31, 2024; 165.3 shares issued and 161.3 shares outstanding as of March 31, 2025, and 165.3 shares issued and 160.1 shares outstanding as of December 31, 2024	—	—
Additional paid-in capital	1,516.3	1,506.7
Treasury stock, at cost— 4.0 and 5.2 shares as of March 31, 2025 and December 31, 2024	(37.8)	(49.1)
Accumulated deficit	(868.0)	(860.2)
Total stockholders’ equity	610.5	597.4
Total liabilities and stockholders’ equity	$951.2	$930.3
See Notes to Condensed Consolidated Financial Statements.

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$179.3	$169.1
Cost of revenue	81.4	79.6
Gross profit	97.9	89.5
Operating expenses:
Research and development	29.5	34.6
Sales and marketing	56.8	57.6
General and administrative	26.9	25.0
Restructuring related charges	(0.9)	2.1
Total operating expenses	112.3	119.3
Loss from operations	(14.4)	(29.8)
Interest income, net	7.8	9.6
Other income (expense), net	0.3	(0.3)
Loss before income taxes	(6.3)	(20.5)
Income tax expense	1.5	0.8
Net loss	$(7.8)	$(21.3)
Net loss per share—basic and diluted	$(0.05)	$(0.14)
Weighted average shares used in computing net loss per share—basic and diluted	160.7	156.4
See Notes to Condensed Consolidated Financial Statements.

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(7.8)	$(21.3)
Change in unrealized loss on marketable securities, net of tax	—	(0.1)
Comprehensive loss	$(7.8)	$(21.4)
See Notes to Condensed Consolidated Financial Statements.

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares (1)	Amount		Shares (1)	Amount
Balance—December 31, 2024	160.1	$—	$1,506.7	5.2	$(49.1)	$—	$(860.2)	$597.4
Exercise of stock options	0.3	—	(1.3)	(0.3)	2.5	—	—	1.2
Vesting of restricted stock units, net of tax withholdings	0.9	—	(15.0)	(0.9)	8.8	—	—	(6.2)
Stock-based compensation	—	—	25.9	—	—	—	—	25.9
Net loss	—	—	—	—	—	—	(7.8)	(7.8)
Balance—March 31, 2025	161.3	$—	$1,516.3	4.0	$(37.8)	$—	$(868.0)	$610.5

Balance—December 31, 2023	155.3	$—	$1,460.0	7.6	$(63.2)	$0.1	$(780.7)	$616.2
Exercise of stock options	1.2	—	4.1	—	—	—	—	4.1
Vesting of restricted stock units, net of tax withholdings	1.1	—	(13.5)	—	—	—	—	(13.5)
Repurchases of common stock	(0.4)	—	—	0.4	(6.0)	—	—	(6.0)
Stock-based compensation	—	—	29.7	—	—	—	—	29.7
Other comprehensive loss	—	—	—	—	—	(0.1)	—	(0.1)
Net loss	—	—	—	—	—	—	(21.3)	(21.3)
Balance—March 31, 2024	157.2	$—	$1,480.3	8.0	$(69.2)	$—	$(802.0)	$609.1

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

See Notes to Condensed Consolidated Financial Statements.

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(7.8)	$(21.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7.1	6.4
Stock-based compensation expense	24.2	27.9
Impairment of long-lived assets	0.3	—
Other	(0.2)	0.4
Changes in operating assets and liabilities:
Accounts receivable, net	(0.1)	8.5
Prepaid expenses and other assets	0.8	(1.6)
Operating lease right-of-use assets	0.2	1.5
Accounts payable and accrued expenses	(4.2)	(0.6)
Accrued compensation and other liabilities	(12.4)	(5.0)
Operating lease liabilities	—	(2.2)
Deferred revenue	25.6	10.5
Net cash provided by operating activities	33.5	24.5
Cash flows from investing activities:
Proceeds from maturities of marketable securities	—	66.0
Purchases of content assets	(4.1)	(2.2)
Capitalized internal-use software costs	(3.6)	(4.1)
Purchases of property, equipment, and software	(0.5)	(0.1)
Net cash provided by (used in) investing activities	(8.2)	59.6
Cash flows from financing activities:
Proceeds from exercise of stock options	1.2	4.1
Payments for repurchases of common stock	—	(5.6)
Payments for tax withholding on vesting of restricted stock units	(6.2)	(13.5)
Net cash used in financing activities	(5.0)	(15.0)
Net increase in cash, cash equivalents, and restricted cash	20.3	69.1
Cash, cash equivalents, and restricted cash—beginning of period	728.4	658.1
Cash, cash equivalents, and restricted cash—end of period	$748.7	$727.2

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$0.2	$1.1
Supplemental disclosure of noncash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$1.7	$1.8
Unpaid purchases of content assets	$0.9	$1.1
See Notes to Condensed Consolidated Financial Statements.

COURSERA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
1.    BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) of Coursera, Inc., a Delaware public benefit corporation, and its subsidiaries (“Coursera,” the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These Condensed Consolidated Financial Statements (Unaudited) have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of our financial information. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period or for any other future year.
These Condensed Consolidated Financial Statements (Unaudited) should be read in conjunction with the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 24, 2025 (“Form 10-K”).
Description of Business
Coursera is an online learning platform that aims to provide access to world-class, affordable, and relevant education and skills training by connecting learners, institutions, and content creators in our ecosystem. We deliver branded content and product capabilities through an integrated platform that encompasses our global reach, data, and technology, making it customizable and extensible for both individual learners and institutions. We partner with university and industry partners (collectively, our “educator partners” or “content creators”) to provide high-quality adult education and training solutions to a wide range of individuals, businesses, organizations, and governments. We also sell directly to institutions, including employers, colleges and universities, organizations, and governments, enabling their employees, students, and citizens to gain critical skills aligned with job market needs. Our corporate headquarters is located in Mountain View, California.
Leadership Transition
Effective February 3, 2025, our Board of Directors (the “Board”) appointed Gregory Hart as our President, Chief Executive Officer (“CEO”), and a Class III director on our Board. Refer to Note 11 for additional information.
Reporting Segments
Our chief operating decision maker (“CODM”) is our CEO. In connection with Mr. Hart’s appointment as our CEO, we have simplified our business model and determined that our operations are conducted through two reporting segments: Consumer and Enterprise, which reflects how our CODM assesses performance and allocates resources. This updated structure enhances our CODM’s ability to allocate resources effectively and enables our CODM to make informed decisions that align with our strategic priorities, drive learner and customer satisfaction, and ultimately support business growth. This segment reporting change does not impact our Enterprise segment or consolidated results. Refer to Note 13 for additional information.
2.    SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The Condensed Consolidated Financial Statements (Unaudited) include the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Summary of Significant Accounting Policies
There have been no significant changes to our significant accounting policies as of and for the three months ended March 31, 2025 as compared to the significant accounting policies described in our Form 10-K.
Concentrations of Risk
Financial instruments that potentially subject us to concentration of credit risk consist of cash and cash equivalents. We only invest in high-credit-quality instruments and maintain our cash equivalents in fixed-income securities. We place our cash primarily with domestic financial institutions that are federally insured within statutory limits.
For the purpose of assessing the concentration of credit risk with respect to accounts receivable and significant customers, we treat a group of customers under common control or customers that are affiliates of each other as a single customer. For the three months ended March 31, 2025 and 2024, we did not have any customers that accounted for more than 10% of our revenue. As of March 31, 2025, we did not have any customers that accounted for more than 10% of our net accounts receivable balance.
Our business model relies on educational content and credentialing programs from educator partners. Our largest educator partner has global brand recognition and supplies a variety of in-demand content across multiple domains. The loss of, or significant reduction in, this partnership or one of our other large educator partners could have a material adverse effect on our financial position, results of operations, and cash flows.
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
Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities on an annual basis to disclose (1) specific categories in the tax rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. This ASU will be effective for annual reporting periods beginning with our fiscal year ending December 31, 2025, with early adoption permitted. The amendments should be applied on a prospective basis, though retrospective application is permitted. We preliminarily expect the new ASU to result in enhanced disclosure of disaggregated data about our tax payments within certain U.S. states, India, Canada, and the U.K. We are evaluating the components of our rate reconciliation to ensure disclosure of sufficient information to enable users of our financial statements to understand the nature and magnitude of factors contributing to the difference between the effective tax rate and the statutory tax rate.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure, on an annual and interim basis, of specified disaggregated information about certain costs and expenses. Additionally, in January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), to clarify the effective date of ASU 2024-03. ASU 2024-03 will be effective for annual reporting periods beginning with our fiscal year ending December 31, 2027 and for interim reporting periods beginning with our fiscal quarter ending March 31, 2028, with early adoption permitted. The amendments may be applied either prospectively or retrospectively. We are currently evaluating the impact ASU 2024-03 will have on our financial statement disclosures.

3.    REVENUE RECOGNITION
Deferred Revenue
Revenue recognized during the three months ended March 31, 2025 and 2024 that was included in the corresponding deferred revenue balance at the beginning of each year was $82.1 million and $70.3 million.
Remaining Performance Obligations
Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue in the Condensed Consolidated Balance Sheets and unbilled amounts that will be recognized as revenue in future periods. As of March 31, 2025, we had remaining performance obligations of $330.2 million and expect to recognize approximately 73% as revenue over the next 12 months and the remainder thereafter.
Costs to Obtain and Fulfill Contracts
The following table presents our capitalization and amortization of commissions and related payroll tax expenditures recorded within sales and marketing in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
Commissions and related payroll tax expenditures:	2025	2024
Capitalization	$1.7	$1.3
Amortization	$3.9	$3.6
Deferred commissions and related payroll tax expenditures, which are included in deferred costs and other assets, were as follows:

	March 31, 2025	December 31, 2024
Deferred costs, net	$13.2	$13.8
Other assets	$13.0	$14.6
No impairment losses were recognized during the three months ended March 31, 2025 and 2024.
4.    INVESTMENTS
Investments Measured at Fair Value on a Recurring Basis
The following table summarizes our investments measured at fair value on a recurring basis by balance sheet classification and investment type:

	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value - Level 1	Amortized Cost	Fair Value - Level 1
Cash equivalents—money market funds	$177.3	$177.3	$174.2	$174.2
Cash equivalents—U.S. Treasury securities	550.4	550.4	529.5	529.5
Total cash equivalents	$727.7	$727.7	$703.7	$703.7
Gross unrealized and realized gains and losses related to our cash equivalents were not material for the three months ended March 31, 2025 and 2024.
Investments Measured at Fair Value on a Nonrecurring Basis
Our existing equity investments are remeasured at fair value on a nonrecurring basis when an identifiable event or change in circumstance may have a significant adverse impact on its fair value. No such events or changes occurred during the three months ended March 31, 2025 and 2024.

5.    CONSOLIDATED BALANCE SHEET COMPONENTS
Restricted Cash
The reconciliation of cash, cash equivalents, and restricted cash was as follows:

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$748.0	$726.1
Restricted cash, current	—	1.6
Restricted cash, non-current	0.7	0.7
Total cash, cash equivalents, and restricted cash	$748.7	$728.4
Accounts Receivable, Net
Accounts receivable, net consisted of the following:

	March 31, 2025	December 31, 2024
Billed accounts receivable, net of allowance for credit losses	$48.0	$55.4
Unbilled accounts receivable	11.9	4.3
Accounts receivable, net	$59.9	$59.7
Property, Equipment, and Software, Net
Property, equipment, and software, net consisted of the following:

	March 31, 2025	December 31, 2024
Internal-use software and website development	$99.9	$94.6
Computer equipment and purchased software	4.5	4.7
Leasehold improvements	1.1	0.7
Furniture and fixtures	0.8	0.5
Total property, equipment, and software	106.3	100.5
Less accumulated depreciation and amortization	(68.4)	(63.6)
Property, equipment, and software, net	$37.9	$36.9
The following table presents depreciation and amortization expense related to property, equipment, and software as well as the portion of amortization expense related to internal-use software and website development that is recorded within cost of revenue in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2025	2024
Depreciation and amortization expense	$5.0	$5.3
Amortization expense for internal-use software and website development	4.7	4.8

Intangible Assets, Net
Intangible assets, net consisted of the following:

	March 31, 2025			December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Content assets	$33.7	$(9.3)	$24.4	$31.2	$(7.6)	$23.6
Developed technology	8.4	(7.9)	0.5	8.4	(7.5)	0.9
Intangible assets	$42.1	$(17.2)	$24.9	$39.6	$(15.1)	$24.5
Capitalization of content assets and amortization expense for intangible assets were as follows:

	Three Months Ended March 31,
	2025	2024
Capitalization of content assets	$2.8	$1.9
Amortization expense for intangible assets	$2.1	$1.1
Impairment losses related to content assets were immaterial during the three months ended March 31, 2025 and 2024.
As of March 31, 2025, future expected amortization expense for intangible assets was as follows:

Remainder of 2025	$6.5
2026	6.1
2027	4.8
2028	4.4
2029	3.0
Thereafter	0.1
Total	$24.9
6.    LEASES
We have entered into various non-cancelable office space operating leases with lease periods expiring through June 2030. These leases do not contain residual value guarantees, covenants, or other restrictions.
In August 2024, we entered into a new operating lease agreement for office space in Mountain View, California to replace our existing headquarters lease, resulting in the recognition of an operating lease right-of-use asset and operating lease liability of $3.0 million. The lease term commenced in September 2024 and terminates in June 2030. The operating lease agreement includes an option to extend or terminate the lease, which is not reasonably certain to be exercised and therefore is not factored into the determination of lease payments.
7.    INCOME TAXES
Income tax expense or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are considered in the relevant period. Each quarter, we update the estimate of the annual effective tax rate, and if the estimated tax rate changes, we record a cumulative adjustment.
Our effective tax rate for the three months ended March 31, 2025 and 2024 was (23.1%) and (4.0%). The difference between the effective tax rate and the U.S. federal statutory rate is primarily due to a valuation allowance for our federal and state net deferred tax assets, income taxes on foreign operations, U.S. state income taxes, and stock-based compensation expense.

As of March 31, 2025, we continued to have a full valuation allowance against our U.S. federal and state deferred tax assets. Management regularly evaluates the realizability of our deferred tax assets. Adjustments are recorded to income during the period in which management makes the determination a deferred tax asset is more likely than not to be realized.
8.    NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(7.8)	$(21.3)
Denominator:
Weighted-average shares used in computing net loss per share—basic and diluted	160.7	156.4
Net loss per share—basic and diluted	$(0.05)	$(0.14)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Restricted stock units (“RSUs”)	19.6	21.2
Common stock options	13.9	9.9
ESPP stock purchase rights (“ESPP Rights”)	0.5	0.4
Performance stock units (“PSUs”)	0.4	0.3
Total	34.4	31.8
9.    COMMITMENTS AND CONTINGENCIES
Purchase Obligations
Our purchase obligations primarily relate to a third-party cloud infrastructure agreement, subscription arrangements, and service agreements used to facilitate our operations. As of March 31, 2025, we had approximately $10.7 million in future minimum payments due under our non-cancelable purchase obligations with a remaining term in excess of one year. These are expected to be paid through 2026.
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
We regularly review the status of each significant matter and assess its potential likelihood of loss or exposure. We record an accrual for loss contingencies for legal proceedings when we believe that an unfavorable outcome is both (i) probable and (ii) reasonably estimable in terms of the amount or range of any possible loss. The actual liability in any such matters may be materially different from the Company’s estimates, if any, which could result in the need to adjust the liability and record additional expenses.

Privacy Arbitration Matters
Law firms representing a significant number of purported claimants have threatened to file or filed arbitration demands for alleged violations of the Video Privacy Protection Act (“VPPA”) and allege, among other things, that without consent or knowledge of the plaintiffs, Coursera disclosed the video viewing history and certain other information of the plaintiffs to a third-party company and made similar disclosures without the knowledge or consent of other unidentified users. Certain firms also claim violations of the Electronic Communications Privacy Act, the California Invasion of Privacy Act, and/or various state wiretapping and unfair or deceptive practices laws. Under the VPPA, each claimant may be entitled to recover damages for each alleged violation of the VPPA, as well as punitive damages, attorneys’ fees and costs, and equitable relief. Without admitting to any liability or wrongdoing, we settled claims with a substantial portion of these claimants in the fourth quarter of 2024 for $4.7 million, for which we recovered the full amount with insurance proceeds. Additionally, we entered into a settlement agreement in principle with the majority of the remaining claimants in January 2025 for $4.5 million. The remaining arbitration claims are not considered material.

While we maintain insurance policies intended to provide coverage for the aforementioned claims and have notified our insurance carriers about these claims, there can be no assurance regarding if or to what extent our insurance may cover such claims or any future claims. With respect to certain of the VPPA matters, inclusive of the aforementioned settlements, we have accrued $4.8 million within other current liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2025.
Legal fees related to these matters were insignificant during the three months ended March 31, 2025 and 2024.

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
10.    STOCKHOLDERS’ EQUITY
Share Repurchase Program
On April 26, 2023, the Board approved a share repurchase program with authorization to purchase up to $95.0 million of our common stock, excluding commissions and fees. We funded these share repurchases with our existing cash and cash equivalents and completed the purchase authorization on May 7, 2024.
During the three months ended March 31, 2024, we repurchased an aggregate of approximately 0.4 million shares of our common stock for $6.0 million under the aforementioned program.
11.    EMPLOYEE BENEFIT PLANS
Stock Incentive Plans
As of March 31, 2025, 15.7 million shares and 6.7 million shares of our common stock were reserved for future issuance under our 2021 Stock Incentive Plan (the “2021 Plan”) and 2021 Employee Stock Purchase Plan (the “ESPP”). Shares issuable under the 2021 Plan and the ESPP may be drawn from authorized but unissued shares or from treasury stock. In 2024, we began settling stock option exercises, vesting of RSUs, and ESPP purchases by reissuing shares of our common stock from treasury stock.

CEO Transition
As described in Note 1, Mr. Hart was appointed on February 3, 2025 (the “Start Date”) as our President, CEO, and a Class III director on our Board. Pursuant to the terms of his offer letter, the Board granted Mr. Hart new hire equity awards consisting of approximately 1.9 million RSUs, 3.7 million service-based stock options, and 1.4 million performance-based stock options. The RSUs are scheduled to vest over four years, with 25% vesting on the first anniversary of the Start Date, 6.25% vesting on February 15, 2026, and the remainder vesting in equal quarterly installments thereafter, subject to Mr. Hart’s continued employment through each vesting date. The service-based stock options have an exercise price of $7.81 per share of common stock and are scheduled to vest over four years, with 25% vesting on the first anniversary of the Start Date and the remainder vesting in equal quarterly installments thereafter, subject to continued employment. The performance-based stock options also have an exercise price of $7.81 per share of common stock and are scheduled to vest upon satisfaction of both service- and market-based vesting conditions. The service-based vesting condition is consistent with the vesting schedule of the service-based stock options, and the market-based vesting condition is satisfied when the trailing simple moving average closing price of the Company’s common stock over a 60-trading day period equals or exceeds $12.81 per share.
We estimated the grant date fair value of the service-based stock options utilizing the Black-Scholes option-pricing model, resulting in a fair value of $4.47 per share. The Black-Scholes model considers several variables and assumptions in estimating the fair value of options, including the exercise price, expected term, risk-free interest rate, and expected stock price volatility over the expected term.
The grant date fair value of the performance-based stock options was estimated using a Monte Carlo simulation model, resulting in a fair value of $4.91 per share and a derived service period of 1.8 years. We are recognizing the related stock-based compensation expense using the accelerated attribution method, which recognizes the fair value of each vesting tranche over the longer of the derived service period and contractual vesting period.
In connection with the CEO transition, we entered into separation and advisory agreements with our former CEO. The advisory agreement runs through August 15, 2025. During this period, he will continue to vest in his stock awards, and the exercise period of his outstanding vested stock options will be extended through August 3, 2026. This modification of his stock-based awards coupled with a non-substantive service period resulted in the recognition of $4.1 million of stock-based compensation expense during the three months ended March 31, 2025. The separation agreement also includes other benefits, which are not considered material.
Stock Options
We grant stock options at prices equal to the grant date fair value. Typically, these stock options expire ten years from the grant date and vest ratably over a four-year service period.
Stock option activity for the three months ended March 31, 2025 was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balance—December 31, 2024	9.1	$7.64	4.97	$25.3
Granted	5.2	7.81
Exercised	(0.3)	4.46
Canceled	(0.1)	24.14
Balance—March 31, 2025	13.9	$7.67	6.59	$13.5
Options vested	7.6	$7.03	4.08	$13.5

RSUs and PSUs
RSUs have a service-based vesting condition, which is satisfied generally either (i) over four years with a 25% cliff vesting period after one year and 6.25% vesting each quarter thereafter for new hires, or (ii) over four years with 6.25% vesting each quarter for new grants to existing employees. The related stock-based compensation expense is recognized on a straight-line basis over the requisite service period.
In March 2025 and 2024, we granted PSUs to certain executives under the 2021 Plan. PSU grants have both performance and service-based vesting conditions. The ultimate number of units that will vest is determined based on the achievement of annual revenue against a pre-established target (with defined threshold and maximum amounts ranging from 50% to 150% of target). If annual revenue is below the threshold amount, none of the PSUs will vest. If annual revenue is equal to or exceeds the threshold amount, 25% of the PSUs ultimately granted will vest after one year, and 6.25% of the remaining PSUs will vest quarterly over the subsequent three years. The fair value of each unit is determined on the grant date, and the related stock-based compensation expense is recognized using the accelerated attribution method. We evaluate the vesting conditions on a quarterly basis and recognize stock-based compensation expense if the achievement of the performance condition is probable.
RSU and PSU activity for the three months ended March 31, 2025 was as follows:

	RSUs			PSUs
	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested balance—December 31, 2024	16.1	$12.82	$136.7	0.3	$14.36	$2.2
Granted(1)	6.8	7.38		0.3	7.12
Vested(2)	(1.6)	16.22		(0.1)	14.36
Forfeited(3)	(1.7)	13.20		(0.1)	14.36
Unvested balance—March 31, 2025	19.6	$10.63	$130.6	0.4	$9.53	$2.9

(1) For PSUs, the amount presented as the number of units granted is based on the performance condition being achieved at the target level. Once the performance period is complete, the number of units that will vest may range from 0% to 150% of the target amount based on actual performance.

(2) Includes 0.2 million units or 83.85% of PSUs granted in March 2024, certified as vested by our Human Resources and Compensation Committee in February 2025 based on attainment against the pre-established annual revenue target.

(3) Forfeited PSUs include awards forfeited due to the failure to meet service-based vesting conditions and those that did not satisfy the performance-based vesting condition. The latter represents the difference between the PSUs granted at target and the number of units vested based on the attainment against the pre-established annual revenue target.

Stock-Based Compensation Expense
Stock-based compensation expense is classified in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$0.7	$0.7
Research and development	8.6	11.0
Sales and marketing	4.9	7.9
General and administrative	11.6	8.3
Restructuring related charges	(1.6)	—
Total	$24.2	$27.9
We capitalized $1.7 million and $1.8 million of stock-based compensation related to our internal-use software during the three months ended March 31, 2025 and 2024.
The table below presents unrecognized employee compensation cost related to unvested shares and the weighted-average period over which it is expected to be recognized:

	March 31, 2025
	Unrecognized Employee Compensation Cost Related to Unvested Shares	Weighted-Average Period Over Which the Compensation Is Expected to Be Recognized (in Years)
RSUs	$190.0	2.7
Common stock options	29.1	3.5
ESPP Rights	4.4	1.0
PSUs	3.2	3.6
Common Stock Reserved for Issuance
The following table presents total shares of our common stock reserved for future issuance:

	March 31, 2025	December 31, 2024
RSUs outstanding	19.6	16.1
Stock options outstanding	13.9	9.1
PSUs outstanding	0.4	0.3
Shares available for future grants	22.4	22.5
Total shares of common stock reserved	56.3	47.9
401(k) Plan
We have a 401(k) savings plan that provides for a discretionary employer-matching contribution. We made matching contributions of $0.9 million to the plan for the three months ended March 31, 2025 and 2024.
12.    RELATED PARTY TRANSACTIONS
We have a content sourcing agreement with DeepLearning.AI Corp (“DeepLearning.AI”), which was entered into in the normal course of business and under standard terms. Dr. Andrew Ng, one of our co-founders and Chairman of our Board, owns DeepLearning.AI. Content fees earned by DeepLearning.AI during the three months ended March 31, 2025 and 2024 were $2.2 million and $2.3 million and were recorded within cost of revenue in the Condensed Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, outstanding educator partner payables related to this content sourcing agreement were $2.2 million and $4.1 million.

13.    SEGMENT AND GEOGRAPHIC INFORMATION
Segment Information
As disclosed in Note 1, our CODM is our CEO. Under our new CEO’s leadership, we have simplified our business model to better reflect our focus on serving adult learners at every stage. This includes a broad set of offerings that span from standalone courses to university degrees. As a part of this strategy, degrees has been incorporated into our Consumer segment as another product category that supports our learners. These changes aim to ensure that our investments effectively serve a broad audience of learners.
Beginning in fiscal year 2025, due to the simplification of our business model and the change in how our CODM assesses performance and allocates resources, we have identified two reporting segments: Consumer and Enterprise. This is also consistent with how we disaggregate revenue. The segment reporting change does not impact our Enterprise segment or consolidated results. We have recast all prior-period segment information to align with our current segment presentation.
Our CODM primarily measures each segment’s performance based on revenue and gross profit. Segment gross profit, as presented below, is defined as segment revenue less segment content costs within cost of revenue. These costs are considered significant segment expenses that are regularly reviewed by our CODM. Other costs of revenue, including platform operation and maintenance costs, amortization of internal-use software and intangible assets, and stock-based compensation expense, are managed on an enterprise-wide basis and not reported by segment. In addition, we do not report operating expenses, other income (expense), net, or income tax expense (benefit) by segment because our CODM reviews this financial information on a consolidated basis.
Our CODM does not use segment-level asset information to assess performance or allocate resources. Therefore, we do not track our long-lived assets by segment. The geographic identification of these assets is provided below.
Financial information for each reportable segment was as follows:

	Three Months Ended March 31,
	2025			2024
	Consumer	Enterprise	Consolidated	Consumer	Enterprise	Consolidated
Revenue	$117.6	$61.7	$179.3	$111.6	$57.5	$169.1
Segment content costs	45.2	18.5	63.7	45.0	18.4	63.4
Segment gross profit	$72.4	$43.2	$115.6	$66.6	$39.1	$105.7
Segment gross profit margin	61.6%	70.0%	64.5%	59.7%	68.0%	62.5%

Other costs of revenue:
Platform operation and maintenance costs			10.2			9.6
Amortization of internal-use software			4.7			4.8
Amortization of intangible assets			2.1			1.1
Stock-based compensation expense			0.7			0.7
Cost of revenue			$81.4			$79.6
Gross profit			$97.9			$89.5
Gross profit margin			54.6%			52.9%

Geographic Information
Revenue
The following table summarizes the revenue by region based on the billing address of our customers:

	Three Months Ended March 31,
	2025	2024
United States	$93.0	$92.4
Europe, Middle East, and Africa	43.4	39.2
Asia Pacific	24.8	21.1
Other	18.1	16.4
Total	$179.3	$169.1
No single country other than the United States represented 10% or more of our total revenue during the three months ended March 31, 2025 and 2024.
Long-lived Assets
The following table presents our long-lived assets, consisting of property, equipment, and software, net of depreciation and amortization, and operating lease right-of-use assets, by geographic region:

	March 31, 2025	December 31, 2024
United States	$40.1	$39.0
Rest of World	0.6	0.9
Total	$40.7	$39.9
14.    RESTRUCTURING RELATED CHARGES
During 2024 and the first quarter of 2025, in alignment with our efforts to refine our business strategy and hone our focus, we reduced our expenses and prioritized investments in key initiatives expected to drive long-term, sustainable growth.
In January 2024, we implemented a plan to restructure our Enterprise segment sales force and recognized restructuring related charges of $2.1 million during the three months ended March 31, 2024. Related cash payments of $1.8 million were made during the same period and reflected as cash used in operating activities within our Condensed Consolidated Statements of Cash Flows.
In October 2024, we announced a commitment to further reduce overall expenses, focus our efforts, and prioritize future investments in key initiatives that we expect will drive long-term, sustainable growth. This initiative resulted in a reduction of our global workforce by approximately 9%, creating capacity for targeted investments, as well as incremental profitability. In the fourth quarter of 2024, we recognized restructuring related charges of $6.8 million, mainly consisting of personnel expenses such as severance and benefits, and paid $2.7 million. During the three months ended March 31, 2025, we recognized incremental charges of $0.7 million, made cash payments of $5.2 million, and also recognized a reversal of stock-based compensation expense of $1.6 million due to the forfeiture of RSUs and stock options. As of March 31, 2025, an insignificant amount remains unpaid.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following section discusses financial condition and results of operations of Coursera, Inc. and its subsidiaries (“Coursera,” the “Company,” “we,” “us,” or “our”) and should be read in conjunction with our Condensed Consolidated Financial Statements (Unaudited) and the related notes included in Item 1 of Part I of this report and together with our Consolidated Financial Statements and the related notes and the discussions under the heading “Management’s Discussions and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 24, 2025 (“Form 10-K”).
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this report other than statements of historical fact, including statements identified by words such as “accelerate,” “anticipate,” “believe,” “can,” “continue,” “could,” “demand,” “design,” “estimate,” “expand,” “expect,” “intend,” “may,” “might,” “mission,” “need,” “objective,” “ongoing,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or the negative of these terms, or similar expressions, are forward-looking statements. Forward-looking statements include, but are not limited to, statements about:
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
•our ability to successfully expand our international operations;
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
•our ability to successfully defend, settle, or otherwise resolve any current or future legal proceedings brought against us;
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
Overview
Coursera is one of the world's largest online learning destinations, connecting an ecosystem of learners, content creators, organizations, and institutions through high-quality content, credentials, data, and technology.
We partner with over 350 university and industry partners (collectively, our “educator partners” or “content creators”) to create and distribute high-quality, modular, flexible, and affordable content. As of March 31, 2025, we had approximately 175 million Registered Learners on our platform. Our learners engage with a broad catalog of products, from standalone projects and courses to advanced skills development through industry micro-credentials and degree programs.
Coursera serves learners directly, as well as through their employers, academic institutions, and government-sponsored programs. We offer a wide range of learning products, including Guided Projects, courses, Specializations, and certificates that can enable career progression or build towards a broader course of study such as a degree. We are focused on creating an integrated learner journey, so that investments in Coursera's platform capabilities, product development, and innovation can serve a broad audience of learners at all stages of career advancement.
Our go-to-market strategy centers on attracting learners to our platform through world-class branded content and credentials and efficient marketing channels. We aim to support the career and educational goals of our learners by enhancing our personalized discovery experiences and localizing our recommendations. We also leverage insights derived from our learners to identify potential Enterprise prospects, complemented by our direct sales team, which finds and engages with potential business, academic, government, and other institutional customers.
Key Financial Results for First Quarter 2025
•Total revenue was $179.3 million, up 6% from $169.1 million a year ago.
•Gross profit was $97.9 million, compared to $89.5 million a year ago. Non-GAAP gross profit was $100.1 million, compared to $91.7 million a year ago.
•Net loss was $(7.8) million, compared to $(21.3) million a year ago. Non-GAAP net income was $19.7 million, compared to $11.9 million a year ago.
•Net loss per share was $(0.05), compared to $(0.14) a year ago. Non-GAAP net income per share was $0.12, compared to $0.07 a year ago.

•Adjusted EBITDA was $18.7 million, compared to $8.3 million a year ago.
•Net cash provided by operating activities was $33.5 million, compared to $24.5 million a year ago. Free Cash Flow was $25.3 million, compared to $18.1 million a year ago.
The foregoing highlights mention both GAAP and non-GAAP financial measures. For definitions of our non-GAAP financial measures and why we believe they are useful, please see “Non-GAAP Financial Measures” below.
Leadership Transition
Effective February 3, 2025, our Board of Directors (the “Board”) appointed Gregory Hart as our President, Chief Executive Officer (“CEO”), and a Class III director on our Board. Refer to Note 1, Basis of Presentation and Description of Business, and Note 11, Employee Benefit Plans, included in Part I, Item 1 of this Form 10-Q for additional information.
Reporting Segments
Our chief operating decision maker (“CODM”) is our CEO. In connection with Mr. Hart’s appointment as our CEO, we have simplified our business model and determined that our operations are conducted through two reporting segments: Consumer and Enterprise, which reflects how our CODM assesses performance and allocates resources. This updated structure enhances our CODM’s ability to allocate resources effectively and enables our CODM to make informed decisions that align with our strategic priorities, drive learner and customer satisfaction, and ultimately support business growth. This segment reporting change does not impact our Enterprise segment or consolidated results. We have recast all prior-period segment information to align with our current segment presentation. Refer to Note 13, Segment and Geographic Information, included in Part I, Item 1 of this Form 10-Q for additional information.
Restructuring and Expense Reduction Initiatives
During 2024 and the first quarter of 2025, in alignment with our efforts to refine our business strategy and hone our focus, we reduced our expenses and prioritized investments in key initiatives that are expected to drive long-term, sustainable growth.
In January 2024, we implemented a plan to restructure our Enterprise segment sales force and recognized restructuring related charges of $2.1 million during the three months ended March 31, 2024. Related cash payments of $1.8 million were made during the same period and reflected as cash used in operating activities within our Condensed Consolidated Statements of Cash Flows.
In October 2024, we announced a commitment to further reduce overall expenses, focus our efforts, and prioritize future investments in key initiatives that we expect will drive long-term, sustainable growth. This initiative resulted in a reduction of our global workforce by approximately 9%, creating capacity for targeted investments, as well as incremental profitability. In the fourth quarter of 2024, we recognized restructuring related charges of $6.8 million, mainly consisting of personnel expenses such as severance and benefits, and paid $2.7 million. During the three months ended March 31, 2025, we recognized incremental charges of $0.7 million, made cash payments of $5.2 million, and also recognized a reversal of stock-based compensation expense of $1.6 million due to the forfeiture of RSUs and stock options. As of March 31, 2025, an insignificant amount remained unpaid.
Factors Affecting Our Performance
We believe our business growth and future success depend on many factors. While each present significant opportunities for us, these factors also pose challenges that we must successfully address in order to sustain the growth of our business and enhance our results of operations.
Ability to innovate our products. Central to our strategy is the continued innovation of our products. We aim to expand access to world-class education and career opportunities by focusing on improvements in our learner experience, accelerating product development cycles, leveraging advanced AI technology and tools, and utilizing data-driven insights to continuously enhance the capabilities of our platform.

Ability to source in-demand content from our content creators. We believe that learners and enterprises are attracted to Coursera largely due to the quality, trust, and job-relevance of our wide selection of educational products provided by our content creators. We intend to accelerate our content engine, continuing to source and produce in-demand content and credentials in order to attract, convert, and retain learners and grow our revenue over time. By rapidly expanding our catalog of high-quality, job-relevant courses in collaboration with leading content creators, we aim to meet the evolving skill requirements of learners looking to transform their careers and support companies seeking to transform their businesses through their most crucial asset—their people.
We believe that our reach, scale, and reputation offer an attractive value proposition for leading organizations and institutions to partner with Coursera to develop and distribute content and credentials. To be the platform of choice for trusted content creators, we continue to invest in increasing the size and engagement of our learner base, enhancing the learning and authoring experience with AI-powered product innovations (e.g., Course Builder and Coach), and providing a suite of academic integrity features (e.g., identity verification and anti-plagiarism detection). Additionally, we are focused on improving our ability to provide personalized discovery, career guidance, and recommendations, driving higher conversion into paid offerings through efficient marketing efforts, and enhancing data-driven insights and tools available to learners, content creators, organizations, and institutions.
Ability to enhance our go-to-market capabilities. In order to grow our business, we must efficiently attract learners and Enterprise customers, offer a compelling value proposition, and increase engagement and retention on our platform over time. Our Consumer learners are vital to growing and maintaining our overall ecosystem, as they generate interest from content creators who value our global reach. To increase engagement and retention, we are focused on investing in platform capabilities that serve a broad audience. We aim to guide individual learners more effectively through personalized recommendations, localized discovery, and outcome-focused value propositions that can support the career and educational goals of our learners, as well as the workforce and skilling needs of our Enterprise customers.
Impact of mix shift over time. The mix of our business amongst our Consumer and Enterprise segments shifts from time to time, and these shifts have and will continue to affect our financial performance. We typically incur content costs in the form of a fee paid to our educator partners, determined as a percentage of total revenue generated from their content. In 2025, we began compensating our educator partners based on the level of learner engagement their content generates, rather than learner enrollment rates. We believe this change will improve learner outcomes by incentivizing our educator partners to produce highly engaging content, drive adoption of learning innovation, and account for the varied types of content we offer beyond courses.
Ability to convert free learners to paid learners. New learners typically start by engaging with free courses on our platform, which serve as a funnel to grow our total learner base and drive referrals to our other products, including our paid offerings. We engage our free learners through both our on-platform and off-platform marketing efforts, highlighting premium features that encourage conversion to our paid offerings, such as subscriptions. These efforts include campaigns targeting existing learners, personalized recommendations, and performance marketing on the internet.
Ability to expand our international footprint. We see a significant opportunity to expand into regions with large, underserved adult learning populations. As part of our growth strategy, we have invested and plan to continue investing in marketing, localized discovery, and translation efforts to support our international expansion and grow our customer and learner base. We have also been improving the front-end experience for our Consumer learners and tailoring our pricing and check-out options, including selling our offerings in foreign currency, in select markets. Our business results and operations will depend on our ability to effectively price and package our Consumer products to meet demand and manage foreign currency risk.
Ability to retain and expand our Enterprise customer relationships. Our efforts to grow our Enterprise segment are focused primarily on businesses and universities. We also continue to foster relationships with our government customers and strategically engage in providing scaled workforce development. We believe a significant opportunity exists to expand our customers’ use of our platform by identifying new use cases that increase deployment sizes, as well as developing new innovation that can drive higher engagement and utilization. Our business and results of operations will depend, in part, on our ability to retain and expand platform usage within our existing customer base.

Results of Operations
The following table summarizes our results of operations, which are not necessarily indicative of results to be expected for future periods.

	Three Months Ended March 31,
	2025	2024
	(in millions)
Revenue	$179.3	$169.1
Cost of revenue(1)	81.4	79.6
Gross profit	97.9	89.5
Operating expenses:
Research and development(1)	29.5	34.6
Sales and marketing(1)	56.8	57.6
General and administrative(1)	26.9	25.0
Restructuring related charges(1)	(0.9)	2.1
Total operating expenses	112.3	119.3
Loss from operations	(14.4)	(29.8)
Interest income, net	7.8	9.6
Other income (expense), net	0.3	(0.3)
Loss before income taxes	(6.3)	(20.5)
Income tax expense	1.5	0.8
Net loss	$(7.8)	$(21.3)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Cost of revenue	$0.7	$0.7
Research and development	8.6	11.0
Sales and marketing	4.9	7.9
General and administrative	11.6	8.3
Restructuring related charges	(1.6)	—
Total stock-based compensation expense	$24.2	$27.9

The following table summarizes our results of operations as a percentage of revenue:

	Three Months Ended March 31,
	2025	2024
Revenue	100.0%	100.0%
Cost of revenue	45.4	47.1
Gross profit	54.6	52.9
Operating expenses:
Research and development	16.5	20.4
Sales and marketing	31.7	34.1
General and administrative	15.0	14.8
Restructuring related charges	(0.5)	1.2
Total operating expenses	62.7	70.5
Loss from operations	(8.1)	(17.6)
Interest income, net	4.4	5.7
Other income (expense), net	0.2	(0.2)
Loss before income taxes	(3.5)	(12.1)
Income tax expense	0.9	0.5
Net loss	(4.4)%	(12.6)%
Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in millions, except percentages)
Revenue:
Consumer	$117.6	$111.6	$6.0	5%
Enterprise	61.7	57.5	4.2	7%
Total revenue	$179.3	$169.1	$10.2	6%
Revenue for the three months ended March 31, 2025 was $179.3 million, an increase of $10.2 million, or 6%, compared to $169.1 million for the prior year quarter. Revenue growth was primarily driven by an 18% increase in the average total number of Registered Learners, resulting in more paid learners, and a 12% increase in the average total number of Paid Enterprise Customers. This growth was partially offset by lower paid learner and customer retention in our Consumer and Enterprise segments globally.
Consumer revenue for the three months ended March 31, 2025 increased by $6.0 million, or 5%, compared to the prior year quarter. This increase was primarily driven by an increase in subscriptions to Coursera Plus.
Enterprise revenue for the three months ended March 31, 2025 increased by $4.2 million, or 7%, compared to the prior year quarter, attributable to an increase in new customers. Acquisitions of new customers drove an increase of $9.1 million, offset by a $4.9 million decrease due to contraction of existing customer spend.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in millions, except percentages)
Cost of revenue	$81.4	$79.6	$1.8	2%
Gross profit	$97.9	$89.5	$8.4	9%
Gross margin	54.6%	52.9%
Cost of revenue for the three months ended March 31, 2025 was $81.4 million compared to $79.6 million for the prior year quarter. The primary driver of the increase was content costs, including a $1.0 million increase in amortization expense for content assets.
Content costs for the Consumer segment were $45.2 million and $45.0 million for the three months ended March 31, 2025 and 2024, with content costs as a percentage of revenue of 38.4% and 40.3% for the same periods. Content costs for the Enterprise segment were $18.5 million and $18.4 million for the three months ended March 31, 2025 and 2024, with content costs as a percentage of revenue of 30.0% and 31.9% for the same periods. Content costs as a percentage of revenue for both segments decreased due to higher learner engagement in content created under production arrangements with lower revenue share.
Gross margin was 54.6% for the three months ended March 31, 2025, an increase from 52.9% for the prior year quarter. The increase in gross margin was driven by lower content cost rates in both our Consumer and Enterprise segments.
Operating Expenses

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in millions, except percentages)
Operating expenses:
Research and development	$29.5	$34.6	$(5.1)	(15)%
Sales and marketing	56.8	57.6	(0.8)	(1)%
General and administrative	26.9	25.0	1.9	8%
Restructuring related charges	(0.9)	2.1	(3.0)	nm
Total operating expenses	$112.3	$119.3	$(7.0)	(6)%
Total operating expenses for the three months ended March 31, 2025 were $112.3 million compared to $119.3 million for the prior year quarter.
Research and development expenses for the three months ended March 31, 2025 were $29.5 million compared to $34.6 million for the prior year quarter. This decrease was primarily due to lower personnel-related expenses of $5.0 million, including $2.7 million in stock-based compensation expense, resulting from our October 2024 expense reduction initiative and from shifting resources to lower-cost regions.
Sales and marketing expenses for the three months ended March 31, 2025 were $56.8 million compared to $57.6 million for the prior year quarter. This decrease was primarily due to lower personnel-related expenses of $5.1 million, including $3.3 million in stock-based compensation expense, resulting from our 2024 expense reduction initiatives, and was largely offset by an increase in marketing and advertising expenses in our Consumer segment of $4.3 million.
General and administrative expenses for the three months ended March 31, 2025 were $26.9 million compared to $25.0 million for the prior year quarter. This increase was primarily due to an increase in personnel-related expenses of $4.0 million largely related to our CEO transition, including $3.1 million in stock-based compensation expense, and was partially offset by a decrease in office lease expenses of $1.1 million.

Restructuring related charges for the three months ended March 31, 2025, were $(0.9) million, primarily consisting of the reversal of stock-based compensation expense for the forfeitures of RSUs and stock options, mostly offset by personnel expenses, such as employee severance and benefits costs, related to our expense reduction initiative initiated in October 2024, compared to $2.1 million for the prior year quarter, primarily consisting of personnel expenses, such as employee severance and benefits costs, related to our expense reduction initiative initiated in January 2024. Refer to Note 14, Restructuring Related Charges, included in Part I, Item 1 of this Form 10-Q for further information.
Other Income (Expense)

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in millions, except percentages)
Interest income, net	$7.8	$9.6	$(1.8)	(19)%
Other income (expense), net	0.3	(0.3)	0.6	nm
Total other income, net	$8.1	$9.3	$(1.2)	(13)%
Total other income, net for the three months ended March 31, 2025 was primarily comprised of interest income earned on cash and cash equivalents. Interest income, net decreased during the three months ended March 31, 2025 compared to the prior year quarter due to lower interest rates and our average rate of return on investments in U.S. Treasury securities. Other income (expense), net for the three months ended March 31, 2025 and 2024 were primarily comprised of unrealized foreign exchange gains and losses. Our foreign subsidiaries’ operating costs are typically denominated in the local currencies for each country and are subject to foreign currency fluctuations. We also maintain foreign-currency cash and cash equivalents in our foreign subsidiaries to support their ongoing operations.
Income Tax Expense

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in millions, except percentages)
Income tax expense	$1.5	$0.8	$0.7	88%
Income tax expense for the three months ended March 31, 2025 and 2024 was primarily related to state and foreign taxes.
Liquidity and Capital Resources
Overview
As of March 31, 2025, our principal source of liquidity was cash and cash equivalents totaling $748.0 million.
Since our inception, we have financed our operations primarily through proceeds from the issuance of redeemable convertible preferred stock, our initial public offering completed in April 2021 (the “IPO”), and cash generated from business operations. Our principal uses of cash in the three months ended March 31, 2025 and 2024 include the funding of our business operations, investments in our internal-use software, purchases of content assets, and repurchases of our common stock.
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

Contractual Obligations and Commitments
Except as discussed in Note 6, Leases, and Note 9, Commitments and Contingencies, included in Part I, Item 1 of this Form 10-Q, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the three months ended March 31, 2025 as compared to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in our Form 10-K.
Share Repurchase Program
On April 26, 2023, the Board approved a share repurchase program with authorization to purchase up to $95 million of our common stock, excluding commissions and fees (the “Repurchase Program”). In May 2024, we completed the purchase authorization under the Repurchase Program, which was funded with our existing cash and cash equivalents.
During the three months ended March 31, 2024, we repurchased an aggregate of approximately 0.4 million shares of our common stock for $6.0 million under the aforementioned program.
Cash Flows
The following table summarizes our cash flows:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Net cash provided by operating activities	$33.5	$24.5
Net cash provided by (used in) investing activities	(8.2)	59.6
Net cash used in financing activities	(5.0)	(15.0)
Net increase in cash, cash equivalents, and restricted cash	$20.3	$69.1
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
For the three months ended March 31, 2025, net cash provided by operating activities was $33.5 million, primarily resulting from improved operating leverage and working capital driven by (i) deferred revenue growth, partially offset by (ii) the payout of annual and commission-based incentive compensation as well as severance related to our expense reduction initiative.
For the three months ended March 31, 2024, net cash provided by operating activities was $24.5 million, primarily driven by improved operating leverage and working capital, including (i) a decrease in accounts receivables due to higher cash collections and (ii) deferred revenue growth, partially offset by (iii) the payout of annual incentive compensation.
Cash provided by operating activities increased by $9.0 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily resulting from improved operating leverage.
Investing Activities
For the three months ended March 31, 2025, net cash used in investing activities was $8.2 million, due to (i) purchases of content assets, (ii) capitalized internal-use software costs, and (iii) purchases of property, equipment, and software.
For the three months ended March 31, 2024, net cash provided by investing activities was $59.6 million, primarily driven by (i) proceeds from maturities of marketable securities, partially offset by (ii) capitalized internal-use software costs, (iii) purchases of content assets, and (iv) purchases of property, equipment and software.

Financing Activities
For the three months ended March 31, 2025, net cash used in financing activities was $5.0 million, primarily due to (i) payments for tax withholding on vesting of RSUs, partially offset by (ii) proceeds from the exercise of stock options.
For the three months ended March 31, 2024, net cash used in financing activities was $15.0 million, primarily driven by (i) payments for tax withholdings on vesting of RSU and (ii) payments for repurchases of common stock under the Repurchase Program, partially offset by (iii) proceeds from the exercise of stock options.
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
Key Business Metrics
Registered Learners
We count the total number of Registered Learners at the end of each period. For purposes of determining our Registered Learner count, we treat each customer account that registers with a unique email as a “Registered Learner” and adjust for any spam, test accounts, and cancellations. Our Registered Learner count is not intended as a measure of active engagement. New Registered Learners are individuals that register in a particular period. We believe that the number of Registered Learners is an important indicator of the growth of our business and future revenue trends.

	Three Months Ended March 31,
	2025	2024
	(in millions)
New Registered Learners	7.1	6.6

	March 31,
	2025	2024
	(in millions, except percentages)
Total Registered Learners	175.3	148.5
Total Registered Learners year-over-year (“YoY”) growth	18%
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

For the three months ended March 31, 2025, approximately 94% of Enterprise revenue was generated from our Paid Enterprise Customers. We believe that the number of Paid Enterprise Customers and our ability to increase this number is an important indicator of the growth of our Enterprise segment and future Enterprise segment revenue trends.

	March 31,
	2025	2024
Paid Enterprise Customers	1,651	1,480
YoY growth	12%
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
Our Net Retention Rate for Paid Enterprise Customers was 91% as of March 31, 2025 compared to 94% as of March 31, 2024. The decrease was primarily the result of customer attrition in North America, including certain large government contracts. Our Net Retention Rate for Paid Enterprise Customers is expected to fluctuate in future periods due to a number of factors, including the growth of our revenue base, the penetration within our Paid Enterprise Customer base, expansion of products and features, and our ability to retain and expand our Paid Enterprise Customers.

	Three Months Ended March 31,
	2025	2024
Net Retention Rate for Paid Enterprise Customers	91%	94%
YoY change	(3)%
Segment Revenue
We generate revenue from two reportable segments: Consumer and Enterprise.

	Three Months Ended March 31,
	2025	2024
	(in millions, except percentages)
Consumer revenue	$117.6	$111.6
YoY growth	5%
Enterprise revenue	$61.7	$57.5
YoY growth	7%
Total revenue	$179.3	$169.1
YoY growth	6%

Segment Gross Profit
We monitor segment gross profit as a key metric to help us evaluate the financial performance of our individual segments. Segment gross profit represents segment revenue less segment content costs paid to educator partners; segment gross margin is the quotient of segment gross profit and segment revenue. Given that content costs are the largest individual cost of our revenue, and that these costs contractually vary as a percentage of revenue between our Consumer and Enterprise offerings, mix shifts between our two segments is a significant factor of our overall gross margin, financial performance, and profitability.

	Three Months Ended March 31,
	2025	2024
	(in millions, except percentages)
Consumer gross profit	$72.4	$66.6
Consumer segment gross margin %	61.6%	59.7%
Enterprise gross profit	$43.2	$39.1
Enterprise segment gross margin %	70.0%	68.0%
Consumer segment gross margin increased to 61.6% in the three months ended March 31, 2025 from 59.7% in the three months ended March 31, 2024. Enterprise segment gross margin increased to 70.0% from 68.0% when comparing those same periods. The improvements in gross margin were primarily the result of lower content cost rates in both our Consumer and Enterprise segments, for the three months ended March 31, 2025, due to higher learner engagement in content created under new production arrangements with lower revenue share.
Non-GAAP Financial Measures
Non-GAAP Gross Profit, Non-GAAP Net Income, and Non-GAAP Net Income Per Share
We define non-GAAP gross profit and non-GAAP net income as GAAP gross profit and GAAP net loss excluding: (i) stock-based compensation expense; (ii) amortization of stock-based compensation expense capitalized as internal-use software costs; (iii) payroll tax expense related to stock-based compensation; (iv) costs and settlement (gains) losses related to significant and non-recurring legal matters, net of insurance recoveries; and (v) restructuring related charges. Non-GAAP net income per share is calculated by dividing non-GAAP net income by the diluted weighted average shares of common stock outstanding. We believe the presentation of these adjusted operating results provides useful supplemental information to investors and facilitates the analysis and comparison of our operating results across reporting periods.
The following tables provide a reconciliation of GAAP gross profit and GAAP net loss, the most directly comparable GAAP financial measure, to non-GAAP gross profit and non-GAAP net income:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Gross profit	$97.9	$89.5
Stock-based compensation expense	0.7	0.7
Amortization of stock-based compensation capitalized as internal-use software costs	1.5	1.5
Non-GAAP gross profit	$100.1	$91.7

	Three Months Ended March 31,
	2025	2024
	(in millions)
Net loss	$(7.8)	$(21.3)
Stock-based compensation expense	25.8	27.9
Amortization of stock-based compensation capitalized as internal-use software costs	1.5	1.5
Payroll tax expense related to stock-based compensation	0.9	1.7
Significant and non-recurring legal matters	0.2	—
Restructuring related charges	(0.9)	2.1
Non-GAAP net income	$19.7	$11.9
Weighted-average shares used in computing net loss per share—basic	160.7	156.4
Effect of dilutive securities	4.0	11.9
Weighted-average shares used in computing non-GAAP net income per share—diluted	164.7	168.3
Net loss per share—basic and diluted	$(0.05)	$(0.14)
Non-GAAP net income per share—diluted	$0.12	$0.07
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA Margin are key measures used by our management to help us analyze our financial results, establish budgets and operational goals for managing our business, evaluate our performance, and make strategic decisions.
We define Adjusted EBITDA as our GAAP net loss excluding: (i) depreciation and amortization; (ii) interest income, net; (iii) income tax expense; (iv) other (income) expense, net; (v) stock-based compensation expense; (vi) payroll tax expense related to stock-based compensation; (vii) costs and settlement (gains) losses related to significant and non-recurring legal matters, net of insurance recoveries; and (viii) restructuring related charges. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue.
The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended March 31,
	2025	2024
	(in millions, except percentages)
Net loss	$(7.8)	$(21.3)
Depreciation and amortization	7.1	6.4
Interest income, net	(7.8)	(9.6)
Income tax expense	1.5	0.8
Other (income) expense, net	(0.3)	0.3
Stock-based compensation expense	25.8	27.9
Payroll tax expense related to stock-based compensation	0.9	1.7
Significant and non-recurring legal matters	0.2	—
Restructuring related charges	(0.9)	2.1
Adjusted EBITDA	$18.7	$8.3

Net loss margin	(4.4)%	(12.6)%
Adjusted EBITDA Margin	10.4%	4.9%

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
The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable GAAP financial measure, to Free Cash Flow:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Net cash provided by operating activities	$33.5	$24.5
Less: purchases of content assets	(4.1)	(2.2)
Less: capitalized internal-use software costs	(3.6)	(4.1)
Less: purchases of property, equipment, and software	(0.5)	(0.1)
Free Cash Flow	$25.3	$18.1
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
Interest Rate Risk
Our exposure to interest rate changes relates primarily to our investment portfolio. Although we are exposed to global interest rate fluctuations, U.S. interest rate fluctuations tend to have the greatest effect on our interest income, impacting the interest earned on our cash and cash equivalents as well as the fair value of the underlying securities.
Our investment policy and strategy are focused on preserving capital and supporting our liquidity requirements. We use a combination of internal and external management to execute our investment strategy and achieve our investment objectives. We invest in highly-rated securities, such as U.S. Treasury securities and U.S. government-backed money market funds, with maturities of one year or less. Our holdings as of March 31, 2025 and December 31, 2024 consist of securities with remaining maturities of three months or less.
A hypothetical 100 basis point increase or decrease in interest rates as of March 31, 2025 and 2024 would have resulted in (i) a $0.7 million and $0.5 million incremental decline or improvement in the fair value of our portfolio, which would only be realized if we sold the investments prior to their maturities, and (ii) a $7.5 million and $7.3 million increase or decrease in our annualized interest income based on the balance of our cash and cash equivalents for the periods presented.

Foreign Currency Risk
Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. As the majority of our sales are denominated in U.S. dollars or collected in advance of services being provided, our revenue does not have significant exposure to foreign currency risk. Conversely, our operating expenses are typically denominated in the local currencies of the countries in which our operations are located. These can be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound sterling, Indian rupee, and Canadian dollar.
We also maintain foreign-currency denominated cash and cash equivalents in our foreign entities to support their ongoing operations. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our Condensed Consolidated Statements of Operations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future.
A 10% increase or decrease in average foreign exchange rates relative to the U.S. dollar would have resulted in an impact of $1.1 million and $0.5 million on our loss before income taxes in our Condensed Consolidated Financial Statements (Unaudited) for the three months ended March 31, 2025 and 2024.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure information required to be disclosed in our reports that we file or furnish pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See discussion of legal proceedings in Note 9, Commitments and Contingencies, in Item 1 of Part I of this Quarterly Report on Form 10-Q (“Form 10-Q”), which is incorporated by reference into this Item 1 of Part II.
Item 1A. Risk Factors
Risk Factors Summary
Our business is subject to numerous risks, as more fully described in the section entitled “Risk Factors” below and elsewhere in this Form 10-Q. In particular, risks associated with our business include, among others, the following, any of which could have an adverse effect on our business, financial condition, results of operations, or prospects:
•our historical growth may not be indicative of our future growth and our growth may be adversely impacted by macroeconomic conditions;
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
•our ability to adapt and respond effectively to rapidly changing technology, evolving industry standards, and changing customer needs or requirements;
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
•our ability to compete effectively;
•our ability to successfully execute acquisitions or other strategic transactions;
•our ability to attract and retain key personnel and manage leadership transitions;
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

•any changes to the validation or applicability of the United States (“U.S.”) Department of Education “Dear Colleague” Letter (“DCL”), on which our degree programs rely;
•any disclosure of personal, confidential, or otherwise sensitive information about our learners, customers, educator partners, or their employees, whether due to cyberattack or otherwise;
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
Risks Related to Our Business and Industry
Our historical growth may not be indicative of our future growth, and our revenue may not grow or could decline compared to prior years due to a variety of factors, including macroeconomic conditions.
Our historical growth may not be indicative of our future growth, and our revenue may not grow or could decline compared to prior years. Accordingly, you should not rely on our revenue for any previous annual or quarterly period as any indication of our revenue or revenue growth in future periods. Our revenue growth rates may decline compared to prior years due to a variety of factors, including slowing demand for our platform or offerings, slowing growth of our sales, increasing competition, increasing regulation, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities.
In addition, our growth may be negatively impacted by inflation and macroeconomic uncertainty. If macroeconomic uncertainty is prolonged or economic conditions worsen, including due to ongoing trade disputes and geopolitical tensions between the U.S. and other countries, discretionary spending by current and prospective learners and customers may be adversely impacted, leading to reduced demand for our offerings, a loss of learners or customers, longer payment cycles, and difficulties in collecting accounts receivable. Moreover, anti-U.S. sentiment or campaigns due to geopolitical tensions may cause learners and customers to cancel, reduce, or delay their spending with U.S.-based companies, resulting in learner, customer, and educator partner attrition, which could materially and adversely affect our business, financial condition, and results of operations.
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
•changes in laws, regulations, or accounting principles that impact our business; and
•general political, economic, or market conditions and events affecting any of the above, including the impact of inflation, currency fluctuations, tariffs, labor strikes or other widespread work stoppages, the political environment, changes in government spending policies or priorities, geopolitical tensions or hostilities, such as ongoing trade disputes and geopolitical tensions between the U.S. and other countries, the conflicts in Ukraine and the Middle East, supply chain disruptions, natural disasters, public health crises, or other catastrophic events.
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
We collaborate with our educator partners to deliver a broad portfolio of educational content and credentials on our platform. For our Enterprise offerings and a significant portion of our Consumer offerings, we incur content costs in the form of fees paid to educator partners. In addition, the portion of our Consumer revenue attributable to our degree programs is determined based on a percentage of the total tuition paid by students enrolled in degree programs. As a result, changes in university tuition rates, increases in content costs, or other changes in our educator partner agreements could significantly impact our revenue, gross profit, and operating results. For example, starting in 2025, we updated our revenue share allocation arrangements to compensate our educator partners based on the level of learner engagement their content generates, rather than learner enrollment rates. We have experienced opposition to our content fee terms, and we anticipate similar challenges in the future. Further, we have in the past and may in the future change the terms of these agreements, including the pricing terms or contract length, due to competitive, regulatory, or other reasons. Any significant change in our pricing, content costs, or other contract terms with our educator partners could impact whether educator partners continue to partner with us and materially and adversely affect our business, financial condition, and results of operations.

If we fail to establish, maintain, and expand our educator partner relationships, our ability to grow our business and revenue will suffer.
The success of our business depends in large part on the development, maintenance, and volume of engaging educational content and credentialing programs in collaboration with our educator partners. We have faced, and may continue to face challenges in establishing, maintaining, and expanding these relationships. For instance, our educator partners may need to invest significant time and resources to modify or develop their content and credentialing programs to suit an online learning environment. Online degree programs delivered through academic institutions are not yet widely accepted. Administrators and faculty members may feel they have less control over the educational process and be concerned about the effectiveness of asynchronous learning, potential misuse of generative AI tools by learners to cheat, and the challenge of maintaining on-campus quality standards in an online format. There can be no assurance that online degree programs, such as those offered on our platform, will ever achieve significant market acceptance, and universities may therefore decline to engage with our platform. Further, if we were to lose a significant number of educator partners, especially those who provide a significant portion of the content and programs on our platform, or if we can no longer offer certain high-demand content or programs, our reputation, growth, and revenue would be materially and adversely impacted. For the three months ended March 31, 2025, we generated approximately 25% of our total revenue from the content and credentialing programs of our top five educator partners. Total revenue includes both revenue directly attributable to an educator partner and revenue that we do not consider directly attributable, such as revenue from site-wide subscriptions or our Coursera for Teams offering. The loss of or reduction in content and programs from these and other educator partners could negatively affect our ability to sustain or generate revenue or reach future profitability, and would materially and adversely affect our business, financial condition, or results of operation if we are unable to timely secure comparable educational content and credentialing programs at a favorable cost from other educator partners.
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
•General economic conditions. Enrollment in the courses and credentialing programs offered on our platform may be affected by changes in the U.S. economy and by global economic conditions. For example, an improvement in economic conditions may reduce demand for adult learning as potential learners may find adequate employment without additional education. Conversely, a decline in employment opportunities or economic conditions may reduce employers’ willingness to sponsor adult learning opportunities for employees given a lack of employer need for enhanced skill sets or an inability to fund such programs. This could discourage learners from pursuing further education due to an inability to afford our programs or a perception that the financial investment may not result in increased earning potential or improved employment opportunities. In addition, if current macroeconomic conditions persist or deteriorate, our ability to attract and retain paid learners in our Consumer segment, as well as current and prospective customers in our Enterprise segment, or to maintain and grow relationships with our educator partners, could be adversely affected by reductions or resources, shifting priorities, or delays in decision-making.
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
Our future success depends on our ability to adapt and enhance our platform. To attract new learners, customers, and educator partners and increase revenue from our existing base, we will need to continuously enhance and improve our offerings to meet their needs at prices that our learners and customers are willing to pay. Such efforts will require adding new functionality and responding to technological advancements, which will increase our costs of research and development as well as sales and marketing. If we are unable to develop educational content that addresses learners’ and customers’ needs, or enhance and improve our platform in a timely manner, or if we fail to provide adequate safeguards and quality assurance related to the use of new technological advancements, we may not be able to maintain or increase market acceptance and use of our platform. Further, some of our competitors expend a considerably greater amount of funds on their research and development programs, and their sales and marketing practices, and those that do not may be acquired by larger companies that could allocate greater resources to our competitors’ research and development programs. If we fail to maintain adequate research and development resources or compete effectively with the research and development programs of our competitors, our business could be harmed.
Our ability to grow also depends on our ability to anticipate and effectively respond to threats and opportunities from future disruptive technologies and developments. If new technologies, including AI-driven advancements, emerge that can discover or deliver educational programs more effectively, efficiently, conveniently, securely, or at lower costs, enhancing plagiarism prevention, learner identity validation, or content relevance, and if we, or our educator partners, fail to adopt such technologies promptly, our competitiveness could suffer. Delayed adoption or competitor advances in cost-effective technologies or offerings could materially or adversely impact our operating results, growth, and financial condition.
If we fail to manage the growth of our business both in terms of scale and complexity, our financial results, including profit margins and financial condition, could be adversely affected.
We have experienced growth and demand for our product offerings in both our Consumer and Enterprise segments. The expansion of our business, ecosystem, and offerings places a significant strain on our administrative and operational infrastructure, facilities, and other resources. Managing the future growth of our business will require us to effectively scale our operations, allocate resources, and control costs. This includes continuing to improve our sales and marketing efficiency, content development time and costs, and technology, finance, and administration teams support globally, as well as our infrastructure and platform capabilities to serve our growing learner base. We will also be required to refine our operational, financial, and management controls and reporting systems and procedures. We will need to continue to expand our relationships with businesses, government organizations, academic institutions, and other organizations, enhance our platform and technology-enabled services, increase the volume of new educational content and credentialing programs developed by our educator partners, attract a higher volume of learners and customers in a cost-effective manner, deploy preferred local payment methods and pricing models, satisfy our existing educator partners’ requirements, respond to competitive challenges, and otherwise execute our business plan. Although our business has experienced significant growth in past years, we cannot provide any assurance that our business or revenue will continue to grow at the same rate or at all in the future.
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
•difficulties in managing foreign business operations, including the potential need to localize our business infrastructure, translating our policies and information technology systems into the local language, and local challenges related to technology as well as internet speed and availability, among other challenges; and
•regional, global, economic, and political conditions, including increases in anti-U.S. sentiment and geopolitical tensions or hostilities within or beyond areas where we currently have, or may in the future have, international operations, such as the ongoing conflicts and unrest in Ukraine and the Middle East.
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
We incurred net losses of $7.8 million and $21.3 million in the three months ended March 31, 2025 and 2024, and we had an accumulated deficit of $868.0 million as of March 31, 2025. We may not achieve profitability in the future, and even if we do, we may not be able to maintain or increase our level of profitability.
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
Certain expenditures, including those to expand our course offerings and the robustness of our platform, grow our learner and customer base, expand our sales and marketing efforts, and improve and scale our technology and operations, may make it more difficult for us to achieve and maintain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to grow our revenue enough to offset our expenses. Restructuring and expense reduction initiatives, including the initiative announced in October 2024 (refer to Note 14, Restructuring Related Charges, included in Part I, Item 1 of this Form 10-Q), could negatively impact our business, our growth, and our operational performance if they do not achieve or sustain the targeted benefits, the benefits are not adequate to meet our long-term profitability and operational expectations, costs are materially higher than expected, management’s attention is diverted, employee attrition is beyond our intended reduction in force or in key roles, we experience lower employee morale, or our reputation as an employer is damaged harming our ability to retain and attract talent. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to achieve and maintain profitability, the value of our Company and our stock price could decline significantly, and you could lose some or all of your investment.

We may not generate sufficient revenue from a new offering to offset our costs.
Our platform enables our educator partners to offer learners the opportunity to enroll in live, or synchronous, courses and programs and pre-produced, or asynchronous, educational content that can be accessed at any time. To launch new educational content or a new credentialing program, whether synchronous or asynchronous, we may need to integrate our platform with the various learner information and other operating systems our educator partners use to manage functions within their institutions. In addition, our content development team must work closely with our educator partners to produce engaging online course content, and we must commence learner acquisition activities. During the term of our educator partner agreements, we are responsible for the costs associated with maintaining our platform and providing non-academic and other support for learners enrolled in the program. We invest significant resources in these new programs from the beginning of our relationship with an educator partner, including marketing and other learner acquisition costs to attract and fill enrollment cohorts for a program, and in some cases, content development grants to assist our educator partners as they invest resources preparing content for an online medium. There is no guarantee that we will ever recoup these costs. In addition, delays in implementing a new program, including Specializations, certifications, or degree programs, could negatively impact our revenue and operating results.
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

Our current and future use of AI may not be successful and may present business, compliance, and reputational challenges, which could lead to operational or reputational damage, competitive harm, legal and regulatory risk, and additional costs, any of which could materially and adversely affect our business, financial condition, and results of operations.
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
Further, the use of AI technology is subject to ongoing debate in the education industry, including with respect to issues such as plagiarism, cheating, academic integrity, and the scope of appropriate or permissible use of generative AI in the context of both learning and teaching. For example, there is a risk that AI-generated information may be inaccurate or misleading, or not appropriately attribute authors or creators for their work (including if used in the context of content creation), or that students may use generative AI to draft written assignments or for other projects, any of which, absent sufficient and cost-effective methods to detect and prevent such risks, may devalue or undervalue the certificates and other credentials offered through our platform due to the actual or perceived threat of increased plagiarism or cheating, concerns of academic integrity, or appropriate and permissible use of AI. Any of the foregoing or similar issues, whether actual or perceived, could negatively impact the learner experience and diminish the perceived quality and value of the content and certifications provided through our platform to learners, employers, or organizations granting professional licenses or certifications. This in turn could damage our brand, reputation, competitive position, and business. In addition, the use of AI technology has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal information of end users of AI applications. To the extent we experience cybersecurity incidents in connection with our use of AI technology, it could similarly adversely affect our reputation and expose us to legal liability or regulatory risk. Further, our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively.
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
In addition, decreases or changes in national or local government funding for government organizations and academic institutions, including as a result of recent or future decreases in U.S. federal funding or federal agency organizational changes, as well as macroeconomic uncertainty or deterioration of economic conditions, could delay, decrease or otherwise negatively impact spending by such institutions or other Enterprise customers on our platform, adversely impacting our business, financial condition and results of operations.
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
Our future success is substantially dependent on our continued ability to identify, hire, develop, motivate, and retain highly skilled personnel, including senior management, engineers, sales, product managers, operations, and general and administrative functions. The expertise of our senior management team in negotiating with businesses, government organizations, academic institutions, and other organizations is critical in navigating the complex approval processes of these entities. We do not maintain key-person insurance on any of our employees, and our U.S. employees are generally employed on an at-will basis. There have been, and from time to time, there may continue to be, changes in our senior management team and key employees, which could disrupt our business. Some senior management members have been with us for a short period of time, and we continue to develop key functions within various aspects of our business. For example, in February 2025, Mr. Hart joined us as our President, Chief Executive Officer, and Board member. The loss of one or more of our senior management members or other key employees, or the failure of our senior management team to work together effectively, develop strategies, and execute our plans, could harm our business. Further, the failure to successfully transition and assimilate key employees could adversely affect our business operations.
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
In addition, any changes to our organizational or compensation structure or our workplace culture may be negatively perceived by current or prospective employees and may result in attrition or cause difficulty in the recruiting process. We may periodically implement business strategies that impact our employees, including changes to our organizational structure or workforce adjustments, such as the expense reduction initiative announced in October 2024 (refer to Note 14, Restructuring Related Charges, included in Part I1, Item 1 of this Form 10-Q). Workforce reductions or restructurings could have an adverse effect on our business, including lowering employee morale, harming our reputation as an employer, making it difficult to retain and attract talent, losing key employees targeted for retention, and hindering our ability to meet operational targets due to loss of key employees. To the extent that our compensation and benefits programs are not viewed as competitive, our workplace culture does not resonate, or changes in our workforce or other initiatives are not viewed favorably, our ability to attract, retain, and motivate employees can be weakened, which could harm our operating results.
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

Increasing scrutiny and evolving expectations with respect to our environmental, social, and governance (“ESG”) practices may impose additional costs on us, expose us to new or additional risks, or harm our reputation.
Companies are facing increasing scrutiny from customers, regulators, governments, investors, employees, and other stakeholders related to their ESG practices and disclosures. Investor advocacy groups, investment funds, and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions, and human rights. ESG-related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor, employee, or stakeholder expectations and standards, particularly as these standards may diverge or conflict across the jurisdictions we operate in, could negatively impact our reputation, ability to do business with certain educator partners, and our stock price.
New government regulations in the jurisdictions in which we operate could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure. Collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, and can present numerous operational, reputational, financial, legal, and other risks, any of which could have a material impact on us, including on our reputation and stock price. Inadequate processes to collect and review this information prior to disclosure could subject us to potential liability related to such information. Furthermore, the U.S. federal government and several U.S. states have enacted or proposed “anti-ESG” policies or legislation. If certain investors do not agree with our practices or disclosures in this regard, such investors may not invest in the Company, which could negatively affect our stock price.
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
We allow most employees to work remotely on an ongoing basis. This policy could have a negative impact on the execution of our business plans and operations and create productivity, connectivity, and oversight challenges. For example, if a natural disaster, widespread fire, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult for us to continue components of our business for a period of time. Remote working may also result in consumer privacy, IT security, and fraud vulnerabilities, which, if exploited, could result in significant recovery costs and harm to our reputation. Operating in a predominantly remote work environment and providing and maintaining the operational infrastructure necessary to support a remote work environment also present significant challenges of managing, integrating, developing, training, and motivating our global workforce, transitioning knowledge, maintaining our company culture, and employee engagement and productivity. As a result, our culture, information technology requirements, cybersecurity risk, and business operations could be adversely affected.

Risks Related to Regulatory Matters and Litigation
Laws and regulations can have a negative impact on our business.
We are subject to complex and evolving laws and regulations worldwide that differ among jurisdictions and affect our operations in areas including, but not limited to: higher education; IP ownership and infringement; tax; import and export requirements; anti-corruption; data privacy requirements; consumer protection; employment and labor laws; and accounting and financial reporting. Compliance with such requirements can be onerous and expensive and may otherwise impact our business operations negatively. For example, unfavorable legal or regulatory developments related to higher education, AI, or privacy may adversely impact our platform, strategy, business, or operations. Legislative or regulatory developments, including the U.S. Department of Education (“DOE”) regulatory activities, may also adversely impact our current and prospective learners, customers, or educator partners, which may in turn have an adverse impact on our business, results of operations, financial condition, and growth prospects. In addition, the U.S. Supreme Court’s decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”) in June 2024, overturning the “Chevron doctrine” that provided for judicial deference to federal agency interpretations of statutes, has resulted in regulatory uncertainty and may cause industry uncertainty, increasing the risk of legal challenges to current DOE rules, policies, and guidance, and the potential for future enactment of congressional legislation.
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
Additionally, the vast majority of our U.S.-based university partners participate in the federal student financial assistance programs under Title IV of the Higher Education Act of 1965, as amended (respectively, “Title IV” and “HEA”), and are subject to extensive regulation by the DOE, as well as various state agencies, licensing boards, and accrediting agencies. To participate in the Title IV programs, an institution must receive and maintain authorization by the appropriate state education agencies, be accredited by a DOE-recognized accrediting agency, and be certified by the DOE as an eligible institution.
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
Our educator partners, both U.S. and international, may also be required to be authorized in certain states to offer online programs and engage in advertising or recruiting, depending on state and international laws. Although many of our programs are offered by U.S.-based higher education institutions that hold such authorizations or participate in an appropriate state reciprocity agreement, such as the State Authorization Reciprocity Agreement (“SARA”), other educator partners are not traditional education institutions or operate outside of the U.S. and do not hold such state authorizations. Further, even U.S.-based higher education institutions could lose a necessary authorization either because it lapses or is revoked by a state agency. Such educator partners could also lack, or lose, the ability to participate in a reciprocity agreement that provides the basis for their authorization in multiple states. For example, California higher education institutions currently do not participate in SARA. Unless we choose to seek authorization in our own name, which we have not done to date, the loss of or failure by an educator partner to obtain a necessary state authorization would, among other things, limit our ability to deliver content to learners in that state, either for degree or non-degree programs, render the educator partner and its learners in that state ineligible to participate in Title IV or other financial aid programs, diminish the attractiveness of the educator partner’s programs, and ultimately compromise our ability to generate revenue. In addition, if we or any of our educator partners fail to comply with any state agency’s rules, regulations, or standards beyond authorizations, the state agency could limit the ability of the educator partner to offer programs in that state or limit our ability to perform our contractual obligations to our educator partner in that state.
We, or our educator partners, may also be required to obtain appropriate approvals under international education laws and regulations. For example, a recent Indian regulation relating to online higher education requires, among other things, that learning platforms utilized by Indian universities to offer online degrees be approved by a technical committee of the Indian regulator. Seeking such approval could be a complex and time-consuming process, since the requirement is new, and as such there is no certainty as to the timing and standard of review for international platforms, or even whether international platforms are permitted to apply for approval. In addition, we may lack the knowledge and resources to successfully pursue an application without the support of one or more of our Indian university partners. International education laws and regulations may prohibit or restrict the delivery of online education by extraterritorial entities, or local policies or practice may favor local providers. India’s Ministry of Education recently announced its intent to launch its first digital university in 2023, the National Digital University, which would allow students to accumulate and combine credits from different higher education institutions. Such a program may negatively impact our ability to effectively expand our degree programs in India.
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
The loss or suspension of an educator partner’s accreditation or other adverse action by their institutional accreditor would render the institution or its program ineligible to participate in Title IV programs or similar government funding programs that may be in place and available to students enrolled in degree programs based in and outside of the U.S. This loss, suspension, or other adverse action could prevent the educator partner from offering certain educational programs, could prevent our degree students from accessing such funding programs, and could make it impossible for the graduates of the educator partner’s program to practice the profession for which they trained. If any of these results occur, it could hurt our ability to generate revenue from that program.
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
Changes in spending and staffing policies or budget priorities for government funding of academic institutions and other education providers could result in reduced or delayed content development for our platform.
Our educator partners include academic institutions and other education providers, many of which depend substantially on government funding. Any general decrease, delay, or change in governmental funding, including the withdrawal of grants, at the national or local level for academic institutions and other education providers, in the U.S. or abroad, could cause our current and potential educator partners to reduce their use of our platform, or delay content development for our platform, any of which could cause us to lose learners, customers, and revenue. In the U.S., pressures on and uncertainty regarding the U.S. federal government budget, changes in spending and staffing policies and budgetary priorities, including proposed or future changes to the DOE, reductions in federal funding of academic institutions, and changes in the tax status of academic institutions could negatively impact our educator partners' budgets or operations, and in turn, negatively impact our business, financial condition, and results of operations.
While our degree programs are designed to align with guidance from a DOE “Dear Colleague” Letter, such guidance is not codified by statute or regulation and may be subject to change.
Each institution that participates in Title IV programs agrees, as a condition of its eligibility to participate in those programs, that it will not “provide any commission, bonus, or other incentive payment based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid, to any person or entity who is engaged in any student recruitment or admission activity, or in making decisions regarding the award of Title IV program funds.” The vast majority of our U.S.-based university partners, and some of our non-U.S. university partners, participate in Title IV programs. Although this rule, referred to as the incentive compensation rule, generally prohibits entities or individuals from receiving incentive-based compensation payments for the successful recruitment, admission, or enrollment of learners, the DOE provided clarifying guidance in March 2011 interpreting the incentive compensation rule as permitting tuition revenue-sharing arrangements under what is known as the “bundled services exception.” Our degree programs rely heavily on the bundled services exception to enter into tuition revenue-sharing agreements with our Title IV participating university partners.

Our business model and contractual arrangements with our U.S.-based university partners are designed to follow the bundled services exception in the DCL. However, the inherent ambiguity in the DCL and the incentive compensation rule creates the risk that DOE or a court, including, notably, in the context of a “whistleblower” claim under the federal False Claims Act, could disagree with that interpretation. If the DOE or a court determined that our business model did not meet the bundled services exception, we may not be able to enforce our right to collect revenue sharing from our educator partners, and our partners may seek a refund of previously paid amounts. Even if such claims are without merit, they could cause reputational harm, cause us to incur significant defense costs, result in the termination of our Title IV participating university partner agreements, and negatively impact our ability to enter into new agreements.
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
We can offer no assurances as to whether the exception in the DCL would be upheld by a court or how it would be interpreted. Neither can we predict the impact a material reduction in the DOE’s workforce, or the DOE’s reorganization or elimination, would have on the DCL’s enforceability or its perceived viability. The revision, removal, or invalidation of the bundled services exception by Congress, the DOE, or a court, whether in an action involving our Company or our university partners, or in an action that does not involve us, could require us to change our business model and renegotiate the terms of our university partner agreements and could compromise our ability to generate revenue, thereby potentially materially and adversely impacting our business and operations.
State legislation could negatively affect our degree programs.
A perceived impairment in the DOE’s ability or desire to regulate higher education could result in increasing state legislation. For example, in 2024, Minnesota enacted a law prohibiting their public universities from entering into revenue share arrangements to procure marketing and recruiting services in support of their online programs. Further, Ohio is currently considering a bill which would require Ohio universities to submit OPM contracts for pre-approval and grant them a right to unilaterally terminate any such contract. In the past, other states, such as California, Florida, and New Jersey, have considered similar legislation. Our current degree programs may be negatively affected by such state legislation, and we may be required to make changes to our business model and renegotiate the terms of our university partner agreements with public universities located in such states. If we are unable to comply with the terms of such state legislation or negotiate terms with public universities acceptable under such state legislation, we may have to terminate our degree programs in those states, and our ability to generate revenue may be adversely affected.
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
Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. In addition, litigation expenses and the timing of these expenses from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations. Refer to Note 9, Commitments and Contingencies, included in Part I, Item 1 of this Form 10-Q for additional information.

Risks Related to Privacy, Cybersecurity, and Infrastructure
If personal, confidential, or otherwise sensitive information about our learners, customers, educator partners, or their employees is disclosed, or if we, or our third-party providers, are subject to cyberattacks, use of our platform could be curtailed, we may be exposed to liability, and our reputation could suffer.
Although we do not directly collect, transmit, and store financial information, such as credit cards and other payment information, except in very limited circumstances related to Enterprise customers, we utilize third-party payment processors who provide payment processing services on our behalf. We also collect and store certain personal information provided by our customers, educator partners, learners, and potential learners, such as names, email addresses, and other data pertaining to their activity on our platform. The collection, transmission, and storage of such information is subject to stringent legal and regulatory obligations. Some of our third-party service providers, such as identity verification and payment processing providers, also regularly have access to personal information. In an effort to protect personal, confidential, or otherwise sensitive information, we rely on a variety of security measures, including encryption and authentication technology licensed from third parties. However, advances in computer capabilities, increasingly sophisticated tools and methods used by hackers and cyberterrorists, new discoveries in the field of cryptography, or other developments may result in our failure or inability to adequately protect this information. In addition, there may be scamming or phishing attempts, such as impersonating our personnel, our customers’ personnel, or our educator partners’ personnel, in an effort to obtain personal information from our learners or otherwise make inappropriate use of our platform, which could expose us to liability, reduce learner, customer, and educator partner satisfaction with our platform, or damage our reputation. For example, we have had several instances of users impersonating professors and inviting learners to off-platform forums in an effort to entice the learners to buy unrelated educational content.
Our platform is vulnerable to power outages, telecommunications failures, and catastrophic events, as well as computer viruses, worms, malicious code, break-ins, phishing attacks, denial-of-service attacks, ransomware, and other cyberattacks. Any of these incidents could lead to interruptions or shutdowns of our platform, loss or unauthorized disclosure of personal, confidential, or otherwise sensitive information. Cyberattacks could also result in the theft of our IP. As we gain greater global visibility, we may face a higher risk of being targeted by cyberattacks. Advances in computer capabilities, new technological discoveries, or other developments may result in cyberattacks becoming more sophisticated and more difficult to detect.
Failure or perceived failure by us to comply with our privacy or data protection legal obligations, or any security breach that impacts personal, confidential, or otherwise sensitive information may result in government enforcement actions, litigation, or negative publicity and could cause learners to lose trust in us, which could have an adverse effect on our business. Furthermore, under the terms of our agreements with educator partners and customers, and our primary legal obligations, we are responsible for the costs of investigating and disclosing security breaches. In addition to costs associated with investigating and fully disclosing a security breach in such instances, we could be subject to substantial costs to remedy the data breach, substantial monetary fines, or private claims by affected parties, and our reputation would likely be harmed.
Further, if we, or our third-party service providers, experience security breaches that result in platform performance or availability problems or the loss or unauthorized disclosure of personal, confidential, or otherwise sensitive information, our reputation and ability to maintain existing or attract new, learners, customers, and educator partners could be materially adversely affected. Learners could decline to enroll or stay enrolled in our educator partners’ programs, customers could terminate our agreements or stop paying for our services, and educator partners could scale back their programs or elect to not renew their agreements. We could be subject to third-party lawsuits, regulatory fines, or other action or liability. Further, any reputational damage resulting from breach of our security measures could create distrust of our Company by prospective learners, customers, or educator partners.
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

We expect to incur ongoing costs associated with the detection and prevention of security breaches and other security-related incidents. We may incur additional costs in the event of a security breach or other security-related incident. Any actual or perceived compromise of our systems or data security measures or those of third parties with whom we do business, or any failure to prevent or mitigate the loss of personal, confidential, or otherwise sensitive information and delays in detecting or providing notice of any such compromise or loss could negatively impact us. These security breaches could, among others, disrupt our operations, harm the perception of our security measures, damage our reputation, cause some learners or educator partners to decrease or stop their use of our platform or relationships with us, and could subject us to litigation, government action, increased transaction fees, regulatory fines or penalties, or other additional costs and liabilities that could harm our business, financial condition, and operating results.
We cannot be certain that our insurance coverage will cover or be adequate for data protection or cyber-related liabilities or loss of revenue if our platform is unavailable for any reason, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or coinsurance requirements, could have a material and adverse effect on our business, including our financial condition, operating results, and reputation.
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
Further, if we fail to accurately predict the rate or timing of our platform growth, we may be required to incur significant additional costs to maintain reliability. We also depend on the development and maintenance of the internet infrastructure, including maintenance of reliable internet networks with the necessary speed, data capacity, and security. If we experience failures in our technology infrastructure or do not expand our technology infrastructure successfully, then our ability to attract and retain learners, customers, and educator partners, our growth prospects, and our business could suffer.
From time to time, we have experienced and expect to continue experiencing interruptions, delays, and outages in service and availability due to a variety of factors. These factors include infrastructure changes, human or software errors, website hosting disruptions, capacity constraints, and lack of network connectivity in one or more regions, which could affect the availability of services on our platform and prevent or inhibit our learners’ ability to access or complete courses and programs on our platform. Our technology infrastructure is currently hosted in third-party data centers, and our platform and underlying technology is supported by multiple third-party providers. Any disruption in our third-parties’ services or any failure of our third-party service providers to handle the demands of our platform could significantly harm our business and damage our reputation. We do not have control over their operations or their facilities, and these facilities may be vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages, and similar events or acts of misconduct.

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
We rely on third-party payment processors to manage learner and certain customer payments on our platform. These third-party service providers perform essential services such as card processing, currency exchange, identity verification, and fraud analysis. If these service providers do not perform adequately, terminate their relationships with us, refuse to renew their agreements on commercially reasonable terms, or impose additional requirements, we may need to find alternative payment processors. We may not be able to secure similar terms or replace such payment processors in an acceptable timeframe. Further, the software and services provided by our third-party payment processors may not meet our expectations, contain errors or vulnerabilities, be compromised, experience outages, or such processors may impose additional authentication, validation, or other requirements. Any of these risks could cause us to lose our ability to accept online payments, conduct other payment transactions, or make it difficult for our customers to make payments to us, any of which could make our platform less convenient and attractive and harm our ability to attract and retain learners, customers, and educator partners. In addition, if these providers increase the fees they charge us, our operating expenses could increase.
Payment-related laws and regulations are complex and vary across different jurisdictions in the U.S. and globally, requiring us to spend significant time and effort to comply. Any failure or claim of our failure to comply, or any failure by our third-party service providers to comply, could cost us substantial resources, result in liabilities, or force us to stop offering certain third-party payment services. In addition, as we grow our international learner and customer base, we believe we will need to accommodate more local payment methods. As we expand the availability of new payment methods in the future, we may become subject to additional regulations and compliance requirements.
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
Our learners, customers, and educator partners rely on access to the internet and mobile networks to access our platform. Internet service providers may choose to disrupt or degrade access to our platform or increase the cost of such access. Internet service providers or mobile network operators could also attempt to charge us for providing access to our platform. In January 2018, the Federal Communications Commission (the “FCC”) released an order reclassifying broadband internet access as an information service, subject to certain provisions of Title I of the Communications Act. Among other things, the order eliminates rules adopted in 2015 that prohibited broadband providers from blocking, impairing, or degrading access to legal content, applications, services, or non-harmful devices, or engaging in the practice of paid prioritization (e.g., the favoring of some lawful internet traffic over other traffic in exchange for higher payments). The order was contested and affirmed in federal court, and the parties declined to appeal the decision to the Supreme Court. A number of states have also enacted or are considering legislation or executive actions that would regulate the conduct of broadband providers. Most recently, on January 2, 2025, the U.S. Court of Appeals for the Sixth Circuit struck down a rule by the FCC attempting to reclassify broadband as a regulated “telecommunications service” subject to the net neutrality rule. If the absence of net neutrality regulations leads to difficulties for our learners, customers, or educator partners to access our platform, we can face increased costs, lose existing learners, customers, and educator partners, face difficulties attracting new ones, and experience material and adverse impacts on our business and growth opportunities. Outside of the U.S., government regulation of the internet, including the idea of net neutrality, may be developing or non-existent. As a result, we could face discriminatory or anti-competitive practices that could impede our growth prospects, increase our costs, and harm our business.
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

In the U.S., where applicable, the California Consumer Privacy Act (“CCPA”) grants California consumers rights to access, delete, and opt out of the sale of their personal information, while imposing operational requirements on businesses. The California Privacy Rights Act (“CPRA”) amended the CCPA in 2023 and increased compliance obligations and associated costs for businesses. The CPRA introduced new obligations on businesses, including for handling sensitive personal information and offering opt-outs for cross-context behavioral advertising, and established a dedicated state agency for enforcement. Additionally, numerous other U.S. states have passed privacy laws, and there are a number of additional proposals for U.S. federal and state privacy laws that could increase our potential liability, add layers of complexity to compliance in the U.S. market, increase our compliance costs, and adversely affect our business. In addition, all 50 states have laws, including obligations to provide security breach notifications of computer databases that contain personal information to affected individuals, state officers, and others. Aspects of these U.S. state privacy laws and other laws and regulations relating to data protection, privacy, and information security, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them.
Where applicable, the EU General Data Protection Regulation and the UK General Data Protection Regulation (together, “GDPR”) impose stringent data protection requirements on businesses. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal information subject to the GDPR. These requirements include ensuring that lawful bases exist for all processing of personal information, providing information to individuals about these processing activities, implementing safeguards to protect the security of personal information, notifying data protection authorities and impacted individuals about security breaches impacting personal information in certain circumstances, and implementing certain measures (including contractual obligations) when engaging processors of personal information or implementing appropriate safeguards for certain cross-border transfers of personal information. The GDPR also provides individuals with various rights in respect of their personal information, including rights of access, erasure, portability, rectification, restriction, and objection. Complying with the GDPR remains an onerous and potentially costly obligation as interpretations of the specific requirements emerge through the courts, enforcement decisions, and regulatory guidance. The European Commission issued an adequacy decision in respect of the EU-U.S. Data Privacy Framework (the “Framework”) on July 10, 2023, permitting organizations certified under the Framework to transfer personal information from the EU to U.S. without additional transfer mechanisms. The Framework also applies to transfers from the UK to the U.S. as of October 12, 2023. While we are certified under the Framework, legal challenges to the validity of the Framework have been lodged in the EU, with further challenges expected.
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

Additionally, we may be bound by contractual requirements applicable to our collection, use, processing, and disclosure of various types of data, including personal information, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters. Any failure or perceived failure by us or any third parties with which we do business to comply with these laws, rules, and regulations, or with other obligations to which we or such third parties are or may become subject, may result in actions against us by government entities or private claims and litigation. For example, in 2023 a class action lawsuit alleging certain violations of the VPPA was filed against us, which was dismissed with prejudice after the parties agreed to a mutual release of claims without monetary settlement in January 2025. Any such action may subject us to substantial legal and other costs, may require substantial time and resources to defend, may result in fines, penalties, or other liabilities, and likely would damage our reputation and adversely affect our business and operating results. In many jurisdictions, enforcement actions and consequences for non-compliance with protection, privacy, and information security laws and regulations are rising. In the U.S., possible consequences for non-compliance include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies, state attorneys general, legislatures, and consumer protection agencies. In the EU, data protection authorities may impose large penalties for violations of the data protection laws, including potential fines of up to €20 million or 4% of annual global revenue, whichever is greater. Data protection authorities have shown a willingness to impose significant fines on businesses and issue orders preventing them from processing personal information. Individuals and consumer associations also have a right of action to lodge complaints with data protection authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of applicable data protection laws. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards that may legally or contractually apply to us. If we fail to follow these standards, even if no learner information is compromised, we may incur significant fines or other costs.
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
We use social media, emails, push notifications, and text messages as part of our omnichannel marketing approach. As laws and regulations evolve to govern the use of these channels, the failure by us, our employees, our educator partners, or third parties acting at our direction to comply with these laws and regulations could adversely affect our reputation or subject us to fines or other penalties. In addition, our employees, our educator partners, or third parties acting at our direction may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement of IP, as well as the public disclosure of proprietary, confidential, or sensitive personal information of our business, employees, learners, customers, educator partners, or others. Information concerning us, our learners, customers. or educator partners, whether accurate or not, may be posted on social media platforms at any time and may have an adverse impact on our brand, reputation, or business. The harm may be immediate without affording us an opportunity for redress or correction and could have a material adverse effect on our reputation, business, operating results, financial condition, and prospects.

Risks Related to Intellectual Property
Any failure to obtain, maintain, protect, or enforce our IP and proprietary rights could impair our ability to protect our proprietary technology and our brand and could materially harm our business.
We rely on a combination of IP rights, contractual protections, and other practices to protect our brand, proprietary information, technologies, and processes. We primarily rely on patent, copyright, trademark, and trade secret laws to protect our proprietary technologies and processes, including key algorithms. Others may independently develop or acquire similar technologies or processes. Such independently developed similar technologies or processes may not be infringing technology, and we might not be able, or may decide not to, pursue enforcement action, which may allow third parties to provide a service similar to ours and could harm our competitive position. Our principal trademark assets include the registered trademark “Coursera” and our logos and taglines. We also hold the rights to the “Coursera.org” internet domain name and various related domain names, which are subject to global internet regulatory bodies and laws. If we are unable to protect our trademarks or domain names, our brand recognition and reputation would suffer, we would incur significant expense establishing new brands, and our operating results would be adversely impacted. We cannot guarantee that pending patent applications will result in patents that provide effective protection. Even issued patents may be circumvented or challenged before the U.S. Patent and Trademark Office. In addition, we cannot assure you that every significant feature of our technology and services will be protected by any patent or patent application. Further, to the extent we pursue patent protection for our innovations, patents we may apply for may not be issued, and issued patents may not provide us with any competitive advantages. There can be no assurance that any patents we obtain will adequately protect our inventions or survive a legal challenge, as the legal standards relating to the validity, enforceability, and scope of protection of patent and other IP rights are uncertain.
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
In addition, the development of sophisticated AI technologies creates new avenues for potential infringement of our or our educator partners’ IP rights. There is growing risk that third parties may use our content, data sets, or other proprietary materials without our authorization to “train” AI applications. Such unauthorized use could create derivative works that may or may not infringe on our IP or that of our educator partners. Conversely, we may face claims alleging that our own use of AI technologies infringes on the IP rights of others. Navigating this evolving legal landscape could be costly, divert significant management attention, or harm our business.
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

In addition, some of our competitors have extensive portfolios of issued patents and significant resources to enforce their IP rights. Any claims successfully brought against us could subject us to significant liability for damages, and we may be required to stop using technology or other IP alleged to be in violation of a third party’s rights. We also might be required to license, or we may decide to forgo litigation and seek a license to, third-party IP. Even if a license is available, we could be required to pay significant royalties or submit to unreasonable terms, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. If we cannot license or develop technology for any allegedly infringing aspect of our business, we would be forced to limit our service and may be unable to compete effectively. Any of these results could harm our business.
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
A substantial portion of our platform and our solutions incorporate OSS, and we may incorporate additional OSS in the future. OSS is generally freely accessible, usable, and modifiable. Certain OSS licenses may, in certain circumstances, require us (i) to offer our solutions that incorporate OSS for no cost, (ii) to make available source code for modifications or derivative works we create based upon incorporating or using OSS; and (iii) to license such modifications or derivative works under the terms of the particular OSS license. Our efforts to monitor use of OSS, including our use of third-party software that has incorporated certain types of OSS into the software we license from such third party without our knowledge, may not be successful for ensuring compliance with such OSS licenses. If an author or other third party that distributes OSS we use were to allege non-compliance with the license conditions, we may incur significant legal expenses defending against such allegations. We could also be required to disclose our proprietary code and could be subject to significant damages. This could include injunctions preventing us from offering our solutions that contain the OSS, or being required to comply with one or more license conditions, including paying substantial licensing fees for the continued use of such OSS. Any of these outcomes could disrupt our ability to offer the affected solutions. We could also be subject to suits by parties claiming ownership of what we believe to be OSS. Litigation could consume management’s time and attention, be costly for us to defend, and have a negative effect on our operating results and financial condition.
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
•market perception of, or reaction to, our restructuring and expense reduction initiatives, including the initiative announced in October 2024 (refer to Note 14, Restructuring Related Charges, included in Part I, Item 1 of this Form 10-Q);
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
In addition, we grant equity awards to employees, directors, and other service providers pursuant to our equity incentive plans (refer to Note 11, Employee Benefit Plans, included in Part I, Item 1 of this Form 10-Q for details on shares of common stock issuable upon exercise of stock options or vesting of restricted and performance stock units). Eligible employees may purchase shares of common stock semi-annually at a discount under our employee stock purchase plan. Sales of stock by these equity holders, or the perception that such sales could occur, could negatively impact our stock price. Additionally, future issuances of common stock, convertible securities, or other equity could dilute current investors and potentially cause our stock price to decline. New investors in such issuances could also receive rights senior to those of existing common stockholders.

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
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.
Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Coursera, Inc. (incorporated by reference from Exhibit 3.1 filed with the registrant’s Quarterly Report on Form 10-Q filed August 13, 2021).
3.2	Amended and Restated Bylaws of Coursera, Inc. (incorporated by reference from Exhibit 3.2 filed with the registrant’s Quarterly Report on Form 10-Q filed August 13, 2021).
10.1+
Separation Agreement between Coursera, Inc. and Jeffrey N. Maggioncalda dated January 29,2025 (incorporated by reference from Exhibit 10.22 filed with the registrant's Annual Report on Form 10-K filed February 24, 2025).

10.2+
Retention Agreement between Coursera, Inc. and Kenneth R. Hahn dated January 29, 2025 (incorporated by reference from Exhibit 10.23 filed with the registrant's Annual Report on Form 10-K filed February 24, 2025).

10.3+*	Coursera, Inc. Cash Incentive Compensation Plan.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COURSERA, INC.

Date: May 1, 2025	By:	/s/ Gregory M. Hart
Gregory M. Hart
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: May 1, 2025	By:	/s/ Kenneth R. Hahn
Kenneth R. Hahn
Senior Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

Date: May 1, 2025	By:	/s/ Michele M. Meyers
Michele M. Meyers
Vice President, Accounting and Chief Accounting Officer
(Principal Accounting Officer)