Form 10-Q
period 2025-06-30
Coursera, Inc.
filed 2025-07-31
CIK 1651562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 24, 2025, the registrant had 163.7 million shares of common stock, $0.00001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except par value amounts)
(Unaudited)

	June 30, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$775.1	$726.1
Accounts receivable, net	67.2	59.7
Deferred costs, net	20.2	24.7
Prepaid expenses and other current assets	19.4	20.2
Total current assets	881.9	830.7
Property, equipment, and software, net	40.0	36.9
Intangible assets, net	26.4	24.5
Other assets	31.6	38.2
Total assets	$979.9	$930.3
Liabilities and Stockholders’ Equity
Current liabilities:
Content liabilities	$102.0	$104.1
Other accounts payable and accrued expenses	22.7	19.2
Accrued compensation and benefits	22.2	31.6
Deferred revenue, current	186.0	159.7
Other current liabilities	13.3	12.9
Total current liabilities	346.2	327.5
Deferred revenue, non-current	1.8	1.6
Other liabilities	4.9	3.8
Total liabilities	352.9	332.9
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10.0 shares authorized and no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value—300.0 shares authorized as of June 30, 2025 and December 31, 2024; 165.3 shares issued and 163.5 shares outstanding as of June 30, 2025, and 165.3 shares issued and 160.1 shares outstanding as of December 31, 2024	—	—
Additional paid-in capital	1,519.8	1,506.7
Treasury stock, at cost— 1.8 and 5.2 shares as of June 30, 2025 and December 31, 2024	(17.0)	(49.1)
Accumulated deficit	(875.8)	(860.2)
Total stockholders’ equity	627.0	597.4
Total liabilities and stockholders’ equity	$979.9	$930.3
See Notes to Condensed Consolidated Financial Statements.

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$187.1	$170.3	$366.4	$339.4
Cost of revenue	84.4	80.1	165.8	159.7
Gross profit	102.7	90.2	200.6	179.7
Operating expenses:
Research and development	29.3	33.7	58.8	68.3
Sales and marketing	63.6	58.1	120.4	115.7
General and administrative	24.9	29.6	51.8	54.6
Restructuring related charges	—	—	(0.9)	2.1
Total operating expenses	117.8	121.4	230.1	240.7
Loss from operations	(15.1)	(31.2)	(29.5)	(61.0)
Interest income, net	8.0	9.3	15.8	18.9
Other income (expense), net	0.1	—	0.4	(0.3)
Loss before income taxes	(7.0)	(21.9)	(13.3)	(42.4)
Income tax expense	0.8	1.0	2.3	1.8
Net loss	$(7.8)	$(22.9)	$(15.6)	$(44.2)
Net loss per share—basic and diluted	$(0.05)	$(0.15)	$(0.10)	$(0.28)
Weighted average shares used in computing net loss per share—basic and diluted	162.5	156.3	161.6	156.3
See Notes to Condensed Consolidated Financial Statements.

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(7.8)	$(22.9)	$(15.6)	$(44.2)
Change in unrealized loss on marketable securities, net of tax	—	—	—	(0.1)
Comprehensive loss	$(7.8)	$(22.9)	$(15.6)	$(44.3)
See Notes to Condensed Consolidated Financial Statements.

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance—March 31, 2025	161.3	$—	$1,516.3	4.0	$(37.8)	$—	$(868.0)	$610.5
Exercise of stock options	0.6	—	(2.5)	(0.6)	5.1	—	—	2.6
Vesting of restricted stock units, net of tax withholdings	1.2	—	(18.5)	(1.2)	11.6	—	—	(6.9)
Issuance of common stock related to employee stock purchase plan	0.4	—	(1.3)	(0.4)	4.1	—	—	2.8
Stock-based compensation	—	—	25.8	—	—	—	—	25.8
Net loss	—	—	—	—	—	—	(7.8)	(7.8)
Balance—June 30, 2025	163.5	$—	$1,519.8	1.8	$(17.0)	$—	$(875.8)	$627.0
Balance—December 31, 2024	160.1	$—	$1,506.7	5.2	$(49.1)	$—	$(860.2)	$597.4
Exercise of stock options	0.9	—	(3.8)	(0.9)	7.6	—	—	3.8
Vesting of restricted stock units, net of tax withholdings	2.1	—	(33.5)	(2.1)	20.4	—	—	(13.1)
Issuance of common stock related to employee stock purchase plan	0.4	—	(1.3)	(0.4)	4.1	—	—	2.8
Stock-based compensation	—	—	51.7	—	—	—	—	51.7
Net loss	—	—	—	—	—	—	(15.6)	(15.6)
Balance—June 30, 2025	163.5	$—	$1,519.8	1.8	$(17.0)	$—	$(875.8)	$627.0
Balance—March 31, 2024	157.2	$—	$1,480.3	8.0	$(69.2)	$—	$(802.0)	$609.1
Exercise of stock options	0.5	—	(1.8)	(0.4)	3.2	—	—	1.4
Vesting of restricted stock units, net of tax withholdings	1.3	—	(20.0)	(1.3)	12.2	—	—	(7.8)
Repurchases of common stock	(2.7)	—	—	2.7	(30.7)	—	—	(30.7)
Issuance of common stock related to employee stock purchase plan	0.5	—	(1.0)	(0.5)	4.8	—	—	3.8
Stock-based compensation	—	—	32.3	—	—	—	—	32.3
Net loss	—	—	—	—	—	—	(22.9)	(22.9)
Balance—June 30, 2024	156.8	$—	$1,489.8	8.5	$(79.7)	$—	$(824.9)	$585.2
Balance—December 31, 2023	155.3	$—	$1,460.0	7.6	$(63.2)	$0.1	$(780.7)	$616.2
Exercise of stock options	1.7	—	2.3	(0.4)	3.2	—	—	5.5
Vesting of restricted stock units, net of tax withholdings	2.4	—	(33.5)	(1.3)	12.2	—	—	(21.3)
Repurchases of common stock	(3.1)	—	—	3.1	(36.7)	—	—	(36.7)
Issuance of common stock related to employee stock purchase plan	0.5	—	(1.0)	(0.5)	4.8	—	—	3.8
Stock-based compensation	—	—	62.0	—	—	—	—	62.0
Other comprehensive loss	—	—	—	—	—	(0.1)	—	(0.1)
Net loss	—	—	—	—	—	—	(44.2)	(44.2)
Balance—June 30, 2024	156.8	$—	$1,489.8	8.5	$(79.7)	$—	$(824.9)	$585.2
See Notes to Condensed Consolidated Financial Statements.

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(15.6)	$(44.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14.5	12.7
Stock-based compensation expense	48.0	57.9
Impairment losses	2.5	—
Other	(0.3)	0.6
Changes in operating assets and liabilities:
Accounts receivable, net	(7.4)	8.7
Prepaid expenses and other assets	6.2	(1.0)
Accounts payable and accrued expenses	3.5	(3.9)
Accrued compensation and other liabilities	(8.9)	(0.9)
Deferred revenue	26.5	18.4
Net cash provided by operating activities	69.0	48.3
Cash flows from investing activities:
Proceeds from maturities of marketable securities	—	66.0
Purchases of content assets	(5.9)	(4.2)
Capitalized internal-use software costs	(8.3)	(8.7)
Purchases of property, equipment, and software	(0.9)	(0.3)
Net cash provided by (used in) investing activities	(15.1)	52.8
Cash flows from financing activities:
Proceeds from exercise of stock options	3.8	5.5
Proceeds from employee stock purchase plan	2.8	3.8
Payments for repurchases of common stock	—	(36.7)
Payments for tax withholding on vesting of restricted stock units	(13.1)	(21.3)
Net cash used in financing activities	(6.5)	(48.7)
Net increase in cash, cash equivalents, and restricted cash	47.4	52.4
Cash, cash equivalents, and restricted cash—beginning of period	728.4	658.1
Cash, cash equivalents, and restricted cash—end of period	$775.8	$710.5

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$1.9	$2.0
Supplemental disclosure of noncash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$3.7	$4.1
Content assets, unpaid or acquired through non-cash consideration	$3.0	$2.6
See Notes to Condensed Consolidated Financial Statements.

COURSERA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
1.    BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) of Coursera, Inc., a Delaware public benefit corporation, and its subsidiaries (“Coursera,” the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These Condensed Consolidated Financial Statements (Unaudited) have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of our financial information. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period or for any other future year.
These Condensed Consolidated Financial Statements (Unaudited) should be read in conjunction with the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 24, 2025 (“Form 10-K”).
Description of Business
Coursera is an online learning platform that aims to provide access to world-class, affordable, and relevant education and skills training by connecting learners, institutions, and content creators in our ecosystem. We deliver branded content and product capabilities through an integrated platform that encompasses our global reach, data, and technology, making it customizable and extensible for both individual learners and institutions. We partner with trusted content creators, such as university and industry partners, to provide high-quality adult education and training solutions to a wide range of individuals, businesses, organizations, and governments. We also sell directly to institutions, including employers, colleges and universities, organizations, and governments, enabling their employees, students, and citizens to gain critical skills aligned with job market needs. Our corporate headquarters is located in Mountain View, California.
Leadership Transition
Effective February 3, 2025, our Board of Directors (the “Board”) appointed Gregory Hart as our President, Chief Executive Officer (“CEO”), and a Class III director on our Board. Refer to Note 11 for additional information.
Reporting Segments
Our chief operating decision maker (“CODM”) is our CEO. In connection with Mr. Hart’s appointment as our CEO, we have simplified our business model and determined that our operations are conducted through two reporting segments: Consumer and Enterprise. This updated structure reflects how our CODM assesses performance and allocates resources to support our strategic and operational priorities. This segment reporting change does not impact our Enterprise segment or consolidated results. Refer to Note 13 for additional information.
Reclassification
As of June 30, 2025, we changed the Condensed Consolidated Balance Sheets’ caption for “Educator partners payable” to “Content liabilities.” In conjunction with this update, $0.6 million and $2.2 million of unpaid purchases of content assets as of June 30, 2025 and December 31, 2024 are now reflected in “Content liabilities.” These amounts would have previously been reported in “Other accounts payable and accrued expenses.” Other certain prior period amounts have been reclassified to conform to current presentation.

2.    SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The Condensed Consolidated Financial Statements (Unaudited) include the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Summary of Significant Accounting Policies
There have been no significant changes to our significant accounting policies as of and for the three and six months ended June 30, 2025 as compared to the significant accounting policies described in our Form 10-K.
Concentrations of Risk
Financial instruments that potentially subject us to concentration of credit risk consist of cash and cash equivalents. We only invest in high-credit-quality instruments and maintain our cash equivalents in fixed-income securities. We place our cash primarily with domestic financial institutions that are federally insured within statutory limits.
For the purpose of assessing the concentration of credit risk with respect to accounts receivable and significant customers, we treat a group of customers under common control or customers that are affiliates of each other as a single customer. For the three and six months ended June 30, 2025 and 2024, we did not have any customers that accounted for more than 10% of our revenue. As of June 30, 2025, we had one customer that accounted for 16% of our net accounts receivable balance, which was collected within typical business terms.
Our business model relies on educational content and credentialing programs from content creators. Our largest content creator has global brand recognition and supplies a variety of in-demand content across multiple domains. The loss of, or significant reduction in, this partnership or one of our other large content creator relationships could have a material adverse effect on our financial position, results of operations, and cash flows.
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
Impairment of Assets
Deferred Costs, Net and Other Assets
During the three and six months ended June 30, 2025, we recognized impairment losses of $1.2 million on deferred partner fees and $1.0 million on content development grants, which we do not expect to recover. These impairment losses were recorded within cost of revenue and sales and marketing expenses, respectively, in the Condensed Consolidated Statements of Operations. No impairment losses were recognized during the three and six months ended June 30, 2024.
Intangible Assets, Net
Impairment losses related to content assets were immaterial during the three and six months ended June 30, 2025 and 2024.

Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities on an annual basis to disclose (1) specific categories in the tax rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. This ASU will be effective for annual reporting periods beginning with our fiscal year ending December 31, 2025. The amendments should be applied on a prospective basis, though retrospective application is permitted. We preliminarily expect the new ASU to result in disclosure of disaggregated data about our tax payments within certain U.S. states, India, Canada, and the U.K. We are evaluating the components of our tax rate reconciliation to ensure disclosure of sufficient information to enable users of our financial statements to understand the nature and magnitude of factors contributing to the difference between the effective tax rate and the statutory tax rate.
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
3.    REVENUE RECOGNITION
Deferred Revenue
Revenue recognized during the six months ended June 30, 2025 and 2024 that was included in the corresponding deferred revenue balance at the beginning of each year was $123.5 million and $108.5 million.
Remaining Performance Obligations
Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue in the Condensed Consolidated Balance Sheets and unbilled amounts that will be recognized as revenue in future periods. As of June 30, 2025, we had remaining performance obligations of $329.0 million and expect to recognize approximately 73% as revenue over the next 12 months and the remainder thereafter.
Costs to Obtain and Fulfill Contracts
The following table presents our capitalization and amortization of commissions and related payroll tax expenditures recorded within sales and marketing in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
Commissions and related payroll tax expenditures:	2025	2024	2025	2024
Capitalization	$2.2	$3.8	$3.9	$5.1
Amortization	$3.9	$3.8	$7.8	$7.4
Deferred commissions and related payroll tax expenditures, which are included in deferred costs and other assets, were as follows:

	June 30, 2025	December 31, 2024
Deferred costs, net	$12.7	$13.8
Other assets	$11.8	$14.6

4.    INVESTMENTS
Investments Measured at Fair Value on a Recurring Basis
The following table summarizes our investments measured at fair value on a recurring basis by balance sheet classification and investment type:

	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value - Level 1	Amortized Cost	Fair Value - Level 1
Cash equivalents—money market funds	$197.6	$197.6	$174.2	$174.2
Cash equivalents—U.S. Treasury securities	556.2	556.2	529.5	529.5
Total cash equivalents	$753.8	$753.8	$703.7	$703.7
Gross unrealized and realized gains and losses related to our cash equivalents were not material for the three and six months ended June 30, 2025 and 2024.
Investments Measured at Fair Value on a Nonrecurring Basis
Our existing equity investments are remeasured at fair value on a nonrecurring basis when an identifiable event or change in circumstance may have a significant adverse impact on its fair value. No such events or changes occurred during the three and six months ended June 30, 2025 and 2024.
5.    CONSOLIDATED BALANCE SHEET COMPONENTS
Restricted Cash
The reconciliation of cash, cash equivalents, and restricted cash was as follows:

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$775.1	$726.1
Restricted cash, current	—	1.6
Restricted cash, non-current	0.7	0.7
Total cash, cash equivalents, and restricted cash	$775.8	$728.4
Accounts Receivable, Net
Accounts receivable, net consisted of the following:

	June 30, 2025	December 31, 2024
Billed accounts receivable, net of allowance for credit losses	$58.2	$55.4
Unbilled accounts receivable	9.0	4.3
Accounts receivable, net	$67.2	$59.7

Property, Equipment, and Software, Net
Property, equipment, and software, net consisted of the following:

	June 30, 2025	December 31, 2024
Internal-use software and website development	$106.7	$94.6
Computer equipment and purchased software	4.8	4.7
Leasehold improvements	1.1	0.7
Furniture and fixtures	0.8	0.5
Total property, equipment, and software	113.4	100.5
Less accumulated depreciation and amortization	(73.4)	(63.6)
Property, equipment, and software, net	$40.0	$36.9
The following table presents depreciation and amortization expense related to property, equipment, and software as well as the portion of amortization expense related to internal-use software and website development that is recorded within cost of revenue in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation and amortization expense	$4.9	$5.1	$9.9	$10.4
Amortization expense for internal-use software and website development	$4.7	$4.6	$9.4	$9.4
Intangible Assets, Net
Intangible assets, net consisted of the following:

	June 30, 2025			December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Content assets	$37.7	$(11.5)	$26.2	$31.2	$(7.6)	$23.6
Developed technology	8.4	(8.2)	0.2	8.4	(7.5)	0.9
Intangible assets	$46.1	$(19.7)	$26.4	$39.6	$(15.1)	$24.5
Capitalization of content assets and amortization expense for intangible assets were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Capitalization of content assets	$4.0	$3.5	$6.8	$5.4
Amortization expense for intangible assets	$2.5	$1.2	$4.6	$2.3

As of June 30, 2025, future expected amortization expense for intangible assets was as follows:

Remainder of 2025	$4.6
2026	7.2
2027	5.7
2028	5.2
2029	3.4
Thereafter	0.3
Total	$26.4
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
Our effective tax rate for the three months ended June 30, 2025 and 2024 was (11.6%) and (4.7%). For the six months ended June 30, 2025 and 2024, our effective tax rate was (17.0%) and (4.3%). The difference between the effective tax rate and the U.S. federal statutory rate is primarily due to a valuation allowance for our federal and state net deferred tax assets, income taxes on foreign operations, U.S. state income taxes, and stock-based compensation expense.
As of June 30, 2025, we continued to have a full valuation allowance against our U.S. federal and state deferred tax assets. Management regularly evaluates the realizability of our deferred tax assets. Adjustments are recorded to income during the period in which management makes the determination a deferred tax asset is more likely than not to be realized.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the U.S. The OBBBA provides for the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the restoration of certain favorable corporate tax provisions, such as the current deduction for research expenditures incurred in the U.S. We are currently evaluating the impact the OBBBA will have on our Condensed Consolidated Financial Statements (Unaudited) and related disclosures.
8.    NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(7.8)	$(22.9)	$(15.6)	$(44.2)
Denominator:
Weighted-average shares used in computing net loss per share—basic and diluted	162.5	156.3	161.6	156.3
Net loss per share—basic and diluted	$(0.05)	$(0.15)	$(0.10)	$(0.28)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2025	2024
Restricted stock units (“RSUs”)	19.3	19.1
Common stock options	13.3	9.4
Performance stock units (“PSUs”)	0.5	0.3
ESPP stock purchase rights (“ESPP Rights”)	0.1	0.2
Total	33.2	29.0
9.    COMMITMENTS AND CONTINGENCIES
Purchase Obligations
Our purchase obligations primarily relate to a third-party cloud infrastructure agreement, subscription arrangements, and service agreements used to facilitate our operations. As of June 30, 2025, we had approximately $5.7 million in future minimum payments due under our non-cancelable purchase obligations with a remaining term in excess of one year. These are expected to be paid through 2026.
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
Additionally, we entered into settlement agreements with the majority of the remaining claimants in May 2025 for $4.5 million. The remaining arbitration claims are not considered material. While we maintain insurance policies intended to provide coverage for the aforementioned claims and have notified our insurance carriers about these claims, there can be no assurance regarding if or to what extent our insurance may cover such claims or any future claims.
As of June 30, 2025, we accrued $4.8 million related to VPPA matters, including settlements, within other current liabilities on the Condensed Consolidated Balance Sheets. The majority of this amount was paid in July 2025. Legal fees related to these matters were insignificant during the three and six months ended June 30, 2025 and were $1.0 million during the three and six months ended June 30, 2024.

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
During the three and six months ended June 30, 2024, we repurchased an aggregate of approximately 2.7 million shares and 3.1 million shares of our common stock for $30.7 million and $36.7 million under the aforementioned program.
11.    EMPLOYEE BENEFIT PLANS
Stock Incentive Plans
As of June 30, 2025, 14.7 million shares and 6.2 million shares of our common stock were reserved for future issuance under our 2021 Stock Incentive Plan (the “2021 Plan”) and 2021 Employee Stock Purchase Plan (the “ESPP”). Shares issuable under the 2021 Plan and the ESPP may be drawn from authorized but unissued shares or from treasury stock. In 2024, we began settling stock option exercises, vesting of RSUs, and ESPP purchases by reissuing shares of our common stock from treasury stock.
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

In connection with the CEO transition, we entered into separation and advisory agreements with our former CEO. The advisory agreement runs through August 15, 2025. During this period, he will continue to vest in his stock awards, and the exercise period of his outstanding vested stock options will be extended through August 3, 2026. This modification of his stock-based awards coupled with a non-substantive service period resulted in the recognition of $4.1 million of stock-based compensation expense during the six months ended June 30, 2025. The separation agreement also includes other benefits, which are not considered material.
Stock Options
We grant stock options at prices equal to the grant date fair value. Typically, these stock options expire ten years from the grant date and vest ratably over a four-year service period.
Stock option activity for the six months ended June 30, 2025 was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balance—December 31, 2024	9.1	$7.64	4.97	$25.3
Granted	5.2	7.81
Exercised	(0.8)	4.70
Canceled	(0.2)	18.40
Balance—June 30, 2025	13.3	$7.75	6.57	$28.4
Options vested	7.1	$7.26	4.09	$23.0
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
In 2024 and 2025, we granted PSUs to certain executives under the 2021 Plan. PSU grants have both performance and service-based vesting conditions. The ultimate number of units that will vest is determined based on the achievement of annual revenue against a pre-established target (with defined threshold and maximum amounts ranging from 50% to 150% of target). If annual revenue is below the threshold amount, none of the PSUs will vest. If annual revenue is equal to or exceeds the threshold amount, 25% of the PSUs ultimately granted will vest after one year, and 6.25% of the remaining PSUs will vest quarterly over the subsequent three years. The fair value of each unit is determined on the grant date, and the related stock-based compensation expense is recognized using the accelerated attribution method. We evaluate the vesting conditions on a quarterly basis and recognize stock-based compensation expense if the achievement of the performance condition is probable.

RSU and PSU activity for the six months ended June 30, 2025 was as follows:

	RSUs			PSUs
	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested balance—December 31, 2024	16.1	$12.82	$136.7	0.3	$14.36	$2.2
Granted(1)	9.1	7.58		0.4	7.73
Vested(2)	(3.6)	14.60		(0.1)	14.36
Forfeited(3)	(2.3)	12.71		(0.1)	14.36
Unvested balance—June 30, 2025	19.3	$10.03	$169.5	0.5	$9.34	$4.9

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

(3) Forfeited PSUs include awards forfeited due to the failure to meet service-based vesting conditions and those that did not satisfy the performance-based vesting condition. The latter represents the difference between the PSUs granted in March 2024 at target and the number of units vested based on the attainment against the pre-established annual revenue target.
Stock-Based Compensation Expense
Stock-based compensation expense is classified in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$0.6	$0.7	$1.3	$1.4
Research and development	8.9	10.9	17.5	21.9
Sales and marketing	5.5	8.5	10.4	16.4
General and administrative	8.8	9.9	20.4	18.2
Restructuring related charges	—	—	(1.6)	—
Total	$23.8	$30.0	$48.0	$57.9
We capitalized $2.0 million and $2.3 million of stock-based compensation related to our internal-use software during the three months ended June 30, 2025 and 2024 and $3.7 million and $4.1 million during the six months ended June 30, 2025 and 2024.
The table below presents unrecognized employee compensation cost related to unvested shares and the weighted-average period over which it is expected to be recognized:

	June 30, 2025
	Unrecognized Employee Compensation Cost Related to Unvested Shares	Weighted-Average Period Over Which the Compensation Is Expected to Be Recognized (in Years)
RSUs	$170.1	2.6
Common stock options	25.9	3.3
ESPP Rights	3.9	0.9
PSUs	3.9	3.6

Common Stock Reserved for Issuance
The following table presents total shares of our common stock reserved for future issuance:

	June 30, 2025	December 31, 2024
RSUs outstanding	19.3	16.1
Stock options outstanding	13.3	9.1
PSUs outstanding	0.5	0.3
Shares available for future grants	20.9	22.5
Total shares of common stock reserved	54.0	47.9
401(k) Plan
We have a 401(k) savings plan that provides for a discretionary employer-matching contribution. We made matching contributions of $0.3 million and $0.5 million to the plan for the three months ended June 30, 2025 and 2024 and $1.2 million and $1.4 million during the six months ended June 30, 2025 and 2024.
12.    RELATED PARTY TRANSACTIONS
We have an ongoing content sourcing agreement with DeepLearning.AI Corp (“DeepLearning.AI”), which is owned by our chairman and co-founder, Dr. Andrew Ng. This agreement was entered into in the ordinary course of business and subject to standard commercial terms. Fees associated with this agreement are included within cost of revenue in the Condensed Consolidated Statements of Operations. We recognized content fees under this agreement of $2.3 million and $2.1 million during the three months ended June 30, 2025 and 2024 and $4.6 million and $4.4 million during the six months ended June 30, 2025 and 2024. Related outstanding content liabilities were $2.3 million and $4.1 million as of June 30, 2025 and December 31, 2024.
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

Financial information for each reportable segment was as follows:

	Three Months Ended June 30,
	2025			2024
	Consumer	Enterprise	Consolidated	Consumer	Enterprise	Consolidated
Revenue	$122.8	$64.3	$187.1	$111.6	$58.7	$170.3
Segment content costs	47.5	19.5	67.0	45.0	18.8	63.8
Segment gross profit	$75.3	$44.8	$120.1	$66.6	$39.9	$106.5
Segment gross profit margin	61.3%	69.7%	64.2%	59.7%	68.0%	62.5%

Other costs of revenue:
Platform operation and maintenance costs			9.6			9.8
Amortization of internal-use software			4.7			4.6
Amortization of intangible assets			2.5			1.2
Stock-based compensation expense			0.6			0.7
Cost of revenue			$84.4			$80.1
Gross profit			$102.7			$90.2
Gross profit margin			54.9%			53.0%

	Six Months Ended June 30,
	2025			2024
	Consumer	Enterprise	Consolidated	Consumer	Enterprise	Consolidated
Revenue	$240.4	$126.0	$366.4	$223.2	$116.2	$339.4
Segment content costs	92.7	38.0	130.7	90.0	37.2	127.2
Segment gross profit	$147.7	$88.0	$235.7	$133.2	$79.0	$212.2
Segment gross profit margin	61.4%	69.8%	64.3%	59.7%	68.0%	62.5%

Other costs of revenue:
Platform operation and maintenance costs			19.8			19.4
Amortization of internal-use software			9.4			9.4
Amortization of intangible assets			4.6			2.3
Stock-based compensation expense			1.3			1.4
Cost of revenue			$165.8			$159.7
Gross profit			$200.6			$179.7
Gross profit margin			54.7%			52.9%

Geographic Information
Revenue
The following table summarizes the revenue by region based on the billing address of our customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$96.3	$91.2	$189.3	$183.6
Europe, Middle East, and Africa	45.1	40.2	88.5	79.3
Asia Pacific	26.5	21.4	51.3	42.5
Other	19.2	17.5	37.3	34.0
Total	$187.1	$170.3	$366.4	$339.4
No single country other than the United States represented 10% or more of our total revenue during the three and six months ended June 30, 2025 and 2024.
Long-lived Assets
The following table presents our long-lived assets, consisting of property, equipment, and software, net of depreciation and amortization, and operating lease right-of-use assets, by geographic region:

	June 30, 2025	December 31, 2024
United States	$42.1	$39.0
Rest of World	1.5	0.9
Total	$43.6	$39.9
14.    RESTRUCTURING RELATED CHARGES
During 2024 and the first quarter of 2025, in alignment with our efforts to refine our business strategy and hone our focus, we reduced our expenses and prioritized investments in key initiatives expected to drive long-term, sustainable growth.
In January 2024, we implemented a plan to restructure our Enterprise segment sales force and recognized an immaterial amount of restructuring related charges during the three months ended June 30, 2024 and $2.1 million during the six months ended June 30, 2024. Related cash payments approximated the expense amounts for each period and are reflected as cash used in operating activities within our Condensed Consolidated Statements of Cash Flows.
In October 2024, we announced a commitment to further reduce overall expenses, focus our efforts, and prioritize future investments in key initiatives that we expect will drive long-term, sustainable growth. This initiative resulted in a reduction of our global workforce by approximately 9%, creating capacity for targeted investments, as well as incremental profitability. In the fourth quarter of 2024, we recognized restructuring related charges of $6.8 million, mainly consisting of personnel expenses such as severance and benefits, and paid $2.7 million. During the six months ended June 30, 2025, we recognized incremental charges of $0.7 million, made cash payments of $5.2 million, and also recognized a reversal of stock-based compensation expense of $1.6 million due to the forfeiture of RSUs and stock options.

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
•the potential benefits of our solutions to learners and content creators;
•anticipated launch dates of new content creator programs;
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
•our ability to acquire new content creators and expand program offerings with existing content creators;
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
•our ability to comply with potential changes in laws and regulations applicable to us or our content creators;

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
Overview
Coursera is one of the world’s largest online learning platforms, connecting an ecosystem of learners, content creators, organizations, and institutions through high-quality content, credentials, data, and technology.
We partner with over 350 content creators, such as university and industry partners, to create and distribute high-quality, modular, flexible, and affordable content. As of June 30, 2025, we had approximately 183 million Registered Learners on our platform. Our learners engage with a broad catalog of products, from standalone projects and courses to advanced skills development through industry micro-credentials and degree programs.
Coursera serves learners directly, as well as through their employers, academic institutions, and government-sponsored programs. We offer a wide range of learning products, including Guided Projects, courses, Specializations, certificates, and degrees that can develop skills or enable career progression. We are focused on creating an integrated learner journey, so that investments in Coursera’s platform capabilities, product development, and innovation can serve a broad audience of learners across all stages of career advancement.
Our go-to-market strategy centers on attracting learners to our platform through world-class branded content, trusted creators, and efficient marketing channels. We aim to support the career and educational goals of our learners by enhancing our personalized discovery experiences and localizing our recommendations. We also leverage insights derived from our learners to identify potential Enterprise prospects, complemented by our direct sales team, which finds and engages with potential business, academic, government, and other institutional customers.
Key Financial Results for Second Quarter 2025
•Total revenue was $187.1 million, up 10% from $170.3 million a year ago.
•Gross profit was $102.7 million, compared to $90.2 million a year ago. Non-GAAP gross profit was $104.7 million, compared to $92.3 million a year ago.
•Net loss was $(7.8) million, compared to $(22.9) million a year ago. Non-GAAP net income was $19.3 million, compared to $13.8 million a year ago.
•Net loss per share was $(0.05), compared to $(0.15) a year ago. Non-GAAP net income per share was $0.12, compared to $0.09 a year ago.

•Adjusted EBITDA was $18.0 million, compared to $10.4 million a year ago.
•Net cash provided by operating activities was $35.5 million, compared to $23.9 million a year ago. Free Cash Flow was $28.6 million, compared to $17.0 million a year ago.
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
Reporting Segments
Our chief operating decision maker (“CODM”) is our CEO. In connection with Mr. Hart’s appointment as our CEO, we have simplified our business model and determined that our operations are conducted through two reporting segments: Consumer and Enterprise. This updated structure reflects how our CODM assesses performance and allocates resources to support our strategic and operational priorities. This segment reporting change does not impact our Enterprise segment or consolidated results. We have recast all prior-period segment information to align with our current segment presentation. Refer to Note 13, Segment and Geographic Information, included in Part I, Item 1 of this Form 10-Q for additional information.
Restructuring and Expense Reduction Initiatives
During 2024 and the first quarter of 2025, in alignment with our efforts to refine our business strategy and hone our focus, we reduced our expenses and prioritized investments in key initiatives that are expected to drive long-term, sustainable growth.
In January 2024, we implemented a plan to restructure our Enterprise segment sales force and recognized an immaterial amount of restructuring related charges during the three months ended June 30, 2024 and $2.1 million during the six months ended June 30, 2024. Related cash payments approximated the expense amounts for each period and are reflected as cash used in operating activities within our Condensed Consolidated Statements of Cash Flows.
In October 2024, we announced a commitment to further reduce overall expenses, focus our efforts, and prioritize future investments in key initiatives that we expect will drive long-term, sustainable growth. This initiative resulted in a reduction of our global workforce by approximately 9%, creating capacity for targeted investments, as well as incremental profitability. In the fourth quarter of 2024, we recognized restructuring related charges of $6.8 million, mainly consisting of personnel expenses such as severance and benefits, and paid $2.7 million. During the six months ended June 30, 2025, we recognized incremental charges of $0.7 million, made cash payments of $5.2 million, and also recognized a reversal of stock-based compensation expense of $1.6 million due to the forfeiture of RSUs and stock options.
Factors Affecting Our Performance
We believe our business growth and future success depend on many factors. While each present significant opportunities for us, these factors also pose challenges that we must successfully address in order to sustain the growth of our business and enhance our results of operations.
Ability to innovate our products. Central to our strategy is the continued innovation of our products. We aim to expand access to in-demand skills and world-class education that advances careers by focusing on enhancing our platform’s capabilities. This includes accelerating product development cycles, leveraging more data-driven insights, and applying AI technology and tools to improve the learner experience across our platform.

Ability to source in-demand content from our content creators. We believe that learners and customers are attracted to Coursera largely due to the quality, trust, and job-relevance of our wide selection of educational products provided by our content creators. We intend to accelerate our content engine, continuing to source and produce in-demand content and credentials in order to attract, convert, and retain learners and grow our revenue over time. By rapidly expanding our catalog of high-quality, job-relevant courses in collaboration with leading content creators, we aim to meet the evolving skill requirements of learners looking to transform their careers and support companies seeking to upskill their workforce and drive productivity improvements.
We believe that our reach, scale, and reputation offer an attractive value proposition for leading organizations and institutions to partner with Coursera to develop and distribute content and credentials. To be the platform of choice for trusted content creators, we continue to invest in increasing the size and engagement of our learner base, enhancing the learning and authoring experience with AI-powered product innovations (e.g., Coach, AI translations, and Course Builder), and providing a suite of academic integrity features (e.g., identity verification and anti-plagiarism detection). Additionally, we are focused on improving our ability to provide personalized discovery, career guidance, and recommendations, driving higher conversion into paid offerings through efficient marketing efforts, and enhancing data-driven insights and tools available to learners, content creators, organizations, and institutions.
Ability to enhance our go-to-market capabilities. To grow our business, we must efficiently attract learners and customers, offer a compelling value proposition, and increase engagement and retention on our platform over time. Our learners are vital to growing and maintaining our overall ecosystem, as they generate interest from content creators who value our global reach. To increase engagement and retention, we are focused on investing in platform capabilities that serve a broad audience. We aim to create a more unified and integrated experience across our platform that enables more personalized and engaging recommendations, localized discovery, and outcome-focused value propositions. We believe these capabilities will support the educational and career goals of our learners and help our customers upskill their workforces.
Impact of mix shift over time. The mix of our business amongst our Consumer and Enterprise segments shifts periodically, affecting our financial performance. We typically incur content costs in the form of a fee paid to our content creators, determined as a percentage of total revenue generated from their content. In 2025, we began compensating our content creators based on the level of learner engagement rather than the enrollment rates. We believe this change will improve learner outcomes by incentivizing our content creators to produce highly engaging content, drive adoption of learning innovation, and provide for the varied types of content we offer beyond courses.
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
Ability to expand our international footprint. We see a significant opportunity to expand into regions with large, underserved adult learning populations. As part of our growth strategy, we have invested and plan to continue investing in marketing, localized discovery, and translation efforts to support our international expansion and grow our customer and learner base. We have also been improving the front-end experience for our Consumer learners and tailoring our pricing and check-out options, including selling our offerings in local currency in select markets. Our business results and operations will depend on our ability to effectively price and package our Consumer products to meet demand and manage foreign currency risks.
Ability to retain and expand our Enterprise customer relationships. Our business and results of operations will depend, in part, on our ability to retain and expand platform usage within our existing customer base and to attract new Enterprise customers. The Enterprise market is highly competitive and subject to rapid changes driven by evolving customer needs, technological advancements, and shifting labor market needs. While new technologies, such as artificial intelligence, may create opportunities for workforce training and upskilling, the extent to which these trends will drive demand for our platform is uncertain. Our ability to compete effectively will depend on the strength of our product offerings, our capacity to innovate, and our ability to demonstrate value to customers.

Results of Operations
The following table summarizes our results of operations, which are not necessarily indicative of results to be expected for future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Revenue	$187.1	$170.3	$366.4	$339.4
Cost of revenue(1)	84.4	80.1	165.8	159.7
Gross profit	102.7	90.2	200.6	179.7
Operating expenses:
Research and development(1)	29.3	33.7	58.8	68.3
Sales and marketing(1)	63.6	58.1	120.4	115.7
General and administrative(1)	24.9	29.6	51.8	54.6
Restructuring related charges(1)	—	—	(0.9)	2.1
Total operating expenses	117.8	121.4	230.1	240.7
Loss from operations	(15.1)	(31.2)	(29.5)	(61.0)
Interest income, net	8.0	9.3	15.8	18.9
Other income (expense), net	0.1	—	0.4	(0.3)
Loss before income taxes	(7.0)	(21.9)	(13.3)	(42.4)
Income tax expense	0.8	1.0	2.3	1.8
Net loss	$(7.8)	$(22.9)	$(15.6)	$(44.2)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Cost of revenue	$0.6	$0.7	$1.3	$1.4
Research and development	8.9	10.9	17.5	21.9
Sales and marketing	5.5	8.5	10.4	16.4
General and administrative	8.8	9.9	20.4	18.2
Restructuring related charges	—	—	(1.6)	—
Total stock-based compensation expense	$23.8	$30.0	$48.0	$57.9

The following table summarizes our results of operations as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	45.1	47.0	45.3	47.1
Gross profit	54.9	53.0	54.7	52.9
Operating expenses:
Research and development	15.7	19.8	16.0	20.1
Sales and marketing	34.0	34.1	32.9	34.1
General and administrative	13.3	17.4	14.1	16.1
Restructuring related charges	—	—	(0.2)	0.6
Total operating expenses	63.0	71.3	62.8	70.9
Loss from operations	(8.1)	(18.3)	(8.1)	(18.0)
Interest income, net	4.3	5.5	4.3	5.6
Other income (expense), net	0.1	—	0.1	(0.1)
Loss before income taxes	(3.7)	(12.8)	(3.7)	(12.5)
Income tax expense	0.5	0.6	0.6	0.5
Net loss	(4.2)%	(13.4)%	(4.3)%	(13.0)%
Comparison of the Three and Six Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in millions, except percentages)
Revenue:
Consumer	$122.8	$111.6	$11.2	10%	$240.4	$223.2	$17.2	8%
Enterprise	64.3	58.7	5.6	10%	126.0	116.2	9.8	8%
Total revenue	$187.1	$170.3	$16.8	10%	$366.4	$339.4	$27.0	8%
Revenue for the three months ended June 30, 2025 was $187.1 million, an increase of $16.8 million, or 10%, compared to $170.3 million for the prior year quarter. Revenue growth was primarily driven by 18% increase in the average total number of Registered Learners, resulting in more paid learners, and a 12% increase in the average total number of Paid Enterprise Customers. This growth was partially offset by lower retention of paid learners and customers in both our Consumer and Enterprise segments globally.
Consumer revenue for the three months ended June 30, 2025 increased by $11.2 million, or 10%, compared to the prior year quarter. This increase was primarily driven by growth in subscription revenue from Coursera Plus, partially offset by a decline in direct purchases of Specializations.
Enterprise revenue for the three months ended June 30, 2025 increased by $5.6 million, or 10%, compared to the prior year quarter, attributable to an increase in new customers. Acquisitions of new customers drove an increase of $9.3 million, offset by a $3.7 million decrease due to contraction of existing customer spend.
Revenue for the six months ended June 30, 2025 was $366.4 million, an increase of $27.0 million, or 8%, compared to $339.4 million for the six months ended June 30, 2024. Revenue growth was primarily driven by an 18% increase in the average total number of Registered Learners, resulting in more paid learners, and a 15% increase in the average total number of Paid Enterprise Customers. This growth was partially offset by lower retention of paid learners and customers in both our Consumer and Enterprise segments globally.

Consumer revenue for the six months ended June 30, 2025 increased by $17.2 million, or 8%, compared to the six months ended June 30, 2024. This increase was primarily driven by growth in subscription revenue from Coursera Plus, partially offset by a decline in direct purchases of Specializations.
Enterprise revenue for the six months ended June 30, 2025 increased by $9.8 million, or 8%, compared to the six months ended June 30, 2024, attributable to an increase in new customers. Acquisitions of new customers drove an increase of $16.1 million, offset by a $6.3 million decrease due to contraction of existing customer spend.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in millions, except percentages)
Cost of revenue	$84.4	$80.1	$4.3	5%	$165.8	$159.7	$6.1	4%
Gross profit	$102.7	$90.2	$12.5	14%	$200.6	$179.7	$20.9	12%
Gross margin	54.9%	53.0%			54.7%	52.9%
Cost of revenue for the three months ended June 30, 2025 was $84.4 million compared to $80.1 million for the prior year quarter. The primary drivers of the increase were revenue growth, which resulted in an increase of $3.2 million in content-related costs and a $1.4 million increase in amortization expense of content assets.
Content costs for the Consumer segment were $47.5 million and $45.0 million for the three months ended June 30, 2025 and 2024, with content costs as a percentage of revenue of 38.7% and 40.3% for the same periods. Content costs for the Enterprise segment were $19.5 million and $18.8 million for the three months ended June 30, 2025 and 2024, with content costs as a percentage of revenue of 30.3% and 32.0% for the same periods. Content costs as a percentage of revenue for both segments decreased due to higher learner engagement in content created under production arrangements with lower revenue share.
Gross margin was 54.9% for the three months ended June 30, 2025, an increase from 53.0% for the prior year quarter. The increase in gross margin was driven by lower content cost rates in both our Consumer and Enterprise segments.
Cost of revenue for the six months ended June 30, 2025 was $165.8 million compared to $159.7 million for the six months ended June 30, 2024. The primary drivers of the increase were revenue growth, which resulted in an increase of $3.5 million in content-related costs and a $2.4 million increase in amortization expense of content assets.
Content costs for the Consumer segment were $92.7 million and $90.0 million for the six months ended June 30, 2025 and 2024, with content costs as a percentage of revenue of 38.6% and 40.3% for the same periods. Content costs for the Enterprise segment were $38.0 million and $37.2 million for the six months ended June 30, 2025 and 2024, with content costs as a percentage of revenue of 30.2% and 32.0% for the same periods. Content costs as a percentage of revenue for both segments decreased due to higher learner engagement in content created under production arrangements with lower revenue share.
Gross margin was 54.7% for the six months ended June 30, 2025, an increase from 52.9% for the six months ended June 30, 2024. The increase in gross margin was driven by lower content cost rates in both our Consumer and Enterprise segments.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in millions, except percentages)
Operating expenses:
Research and development	$29.3	$33.7	$(4.4)	(13)%	$58.8	$68.3	$(9.5)	(14)%
Sales and marketing	63.6	58.1	5.5	9%	120.4	115.7	4.7	4%
General and administrative	24.9	29.6	(4.7)	(16)%	51.8	54.6	(2.8)	(5)%
Restructuring related charges	—	—	—	nm	(0.9)	2.1	(3.0)	nm
Total operating expenses	$117.8	$121.4	$(3.6)	(3)%	$230.1	$240.7	$(10.6)	(4)%
Total operating expenses for the three and six months ended June 30, 2025 were $117.8 million and $230.1 million compared to $121.4 million and $240.7 million for the three and six months ended June 30, 2024.
Research and development expenses for the three months ended June 30, 2025 were $29.3 million compared to $33.7 million for the prior year quarter. This decrease was primarily due to lower personnel-related expenses of $3.9 million, including $1.9 million in stock-based compensation expense, resulting from our October 2024 expense reduction initiative and from shifting resources to lower-cost regions.
Research and development expenses for the six months ended June 30, 2025 were $58.8 million compared to $68.3 million for the six months ended June 30, 2024. This decrease was primarily due to lower personnel-related expenses of $8.8 million, including $4.6 million in stock-based compensation expense, resulting from our October 2024 expense reduction initiative and from shifting resources to lower-cost regions.
Sales and marketing expenses for the three months ended June 30, 2025 were $63.6 million compared to $58.1 million for the prior year quarter. This increase was primarily due to an increase in marketing and advertising expenses of $9.3 million, partially offset by lower personnel-related expenses of $4.5 million, including $3.1 million in stock-based compensation expense, resulting from our 2024 expense reduction initiatives.
Sales and marketing expenses for the six months ended June 30, 2025 were $120.4 million compared to $115.7 million for the six months ended June 30, 2024. This increase was primarily due to an increase in marketing and advertising expenses of $13.5 million, partially offset by lower personnel-related expenses of $9.5 million, including $6.4 million in stock-based compensation expense, resulting from our 2024 expense reduction initiatives and a decrease in consulting services expenses of $1.6 million.
General and administrative expenses for the three months ended June 30, 2025 were $24.9 million compared to $29.6 million for the prior year quarter. This decrease was primarily driven by a decrease of $3.4 million related to third party advisory, legal, and other professional fees associated with evaluating a merger and acquisition (“M&A”) transaction in the prior year quarter.
General and administrative expenses for the six months ended June 30, 2025 were $51.8 million compared to $54.6 million for the six months ended June 30, 2024. This decrease was primarily driven by a decrease of $3.4 million in costs related to third party advisory, legal, and other professional fees associated with evaluating an M&A transaction in the prior year and lower attributed facilities costs of $1.3 million, partially offset by an increase in personnel-related expenses of $4.1 million largely related to our CEO transition, including $3.2 million in stock-based compensation expense.

Restructuring related charges for the six months ended June 30, 2025 were $(0.9) million, primarily consisting of the reversal of stock-based compensation expense for the forfeitures of RSUs and stock options, mostly offset by personnel expenses, such as employee severance and benefits costs, related to our expense reduction initiative initiated in October 2024, compared to $2.1 million for the six months ended June 30, 2024, primarily consisting of personnel expenses, such as employee severance and benefits costs, related to our expense reduction initiative initiated in January 2024. Refer to Note 14, “Restructuring Related Charges,” in the notes to our Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Form 10-Q for further information.
Other Income (Expense)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in millions, except percentages)
Interest income, net	$8.0	$9.3	$(1.3)	(14)%	$15.8	$18.9	$(3.1)	(16)%
Other income (expense), net	0.1	—	0.1	nm	0.4	(0.3)	0.7	nm
Total other income, net	$8.1	$9.3	$(1.2)	(13)%	$16.2	$18.6	$(2.4)	(13)%
Total other income, net for the three and six months ended June 30, 2025 was primarily comprised of interest income earned on cash and cash equivalents. Interest income, net decreased during the three and six months ended June 30, 2025 compared to the prior year periods due to lower interest rates and our average rate of return on investments in U.S. Treasury securities. Other income (expense), net for the three and six months ended June 30, 2025 and 2024 were primarily comprised of unrealized foreign exchange gains and losses. Our foreign subsidiaries’ operating costs are typically denominated in the local currencies for each country and are subject to foreign currency fluctuations. We also maintain foreign-currency cash and cash equivalents in our foreign subsidiaries to support their ongoing operations.
Income Tax Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in millions, except percentages)
Income tax expense	$0.8	$1.0	$(0.2)	(20)%	$2.3	$1.8	$0.5	28%
Income tax expense for the three and six months ended June 30, 2025 and 2024 was primarily related to state and foreign taxes.
Liquidity and Capital Resources
Overview
As of June 30, 2025, our principal source of liquidity was cash and cash equivalents totaling $775.1 million.
Since our inception, we have financed our operations primarily through proceeds from the issuance of redeemable convertible preferred stock, our initial public offering completed in April 2021 (the “IPO”), and cash generated from business operations. Our principal uses of cash in the three and six months ended June 30, 2025 and 2024 include the funding of our business operations, investments in our internal-use software, purchases of content assets, and repurchases of our common stock.

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
Contractual Obligations and Commitments
Except as discussed in Note 6, Leases, and Note 9, Commitments and Contingencies, included in Part I, Item 1 of this Form 10-Q, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the three and six months ended June 30, 2025 as compared to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in our Form 10-K.
Share Repurchase Program
On April 26, 2023, the Board approved a share repurchase program with authorization to purchase up to $95.0 million of our common stock, excluding commissions and fees (the “Repurchase Program”). In May 2024, we completed the purchase authorization under the Repurchase Program, which was funded with our existing cash and cash equivalents.
During the three and six months ended June 30, 2024, we repurchased an aggregate of approximately 2.7 million shares and 3.1 million shares of our common stock for $30.7 million and $36.7 million under the aforementioned program.
Cash Flows
The following table summarizes our cash flows:

	Six Months Ended June 30,
	2025	2024
	(in millions)
Net cash provided by operating activities	$69.0	$48.3
Net cash provided by (used in) investing activities	(15.1)	52.8
Net cash used in financing activities	(6.5)	(48.7)
Net increase in cash, cash equivalents, and restricted cash	$47.4	$52.4
Operating Activities
Cash provided by operating activities mainly consists of our net loss adjusted for certain non-cash items, including stock-based compensation expense and depreciation and amortization, as well as the effect of changes in operating assets and liabilities during each period. Operating cash is primarily sourced by customer payments and is primarily used to pay for personnel-related expenses, content creator fees, marketing and advertising expenses, third-party cloud infrastructure expenses, and indirect taxes.
For the six months ended June 30, 2025, net cash provided by operating activities was $69.0 million, primarily resulting from improved operating leverage and working capital driven by (i) deferred revenue growth, partially offset by (ii) the payout of annual and commission-based incentive compensation as well as severance related to our expense reduction initiative and (iii) an increase in accounts receivable due to timing of invoicing and collections.
For the six months ended June 30, 2024, net cash provided by operating activities was $48.3 million, primarily resulting from improved operating leverage and working capital driven by (i) an increase in accounts receivable collections and (ii) deferred revenue growth.
Cash provided by operating activities increased by $20.7 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily resulting from improved operating leverage.

Investing Activities
For the six months ended June 30, 2025, net cash used in investing activities was $15.1 million, due to (i) capitalized internal-use software costs, (ii) purchases of content assets, and (iii) purchases of property, equipment, and software.
For the six months ended June 30, 2024, net cash provided by investing activities was $52.8 million, due to (i) proceeds from maturities of marketable securities, partially offset by (ii) capitalized internal-use software costs, (iii) purchases of content assets, and (iv) purchases of property, equipment, and software.
Financing Activities
For the six months ended June 30, 2025, net cash used in financing activities was $6.5 million, primarily due to (i) payments for tax withholding on vesting of RSUs, partially offset by (ii) proceeds from the exercise of stock options, and (iii) proceeds from our employee stock purchase plan.
For the six months ended June 30, 2024, net cash used in financing activities was $48.7 million, primarily driven by (i) payments related to repurchases of common stock under the Repurchase Program and (ii) payments for tax withholdings on vesting of RSUs, partially offset by (iii) proceeds from the exercise of stock options, and (iv) proceeds from our employee stock purchase plan.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
New Registered Learners	7.5	6.6	14.5	13.2

	June 30,
	2025	2024
	(in millions, except percentages)
Total Registered Learners	183	155
Total Registered Learners year-over-year (“YoY”) growth	18%

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
For the six months ended June 30, 2025, approximately 94% of Enterprise revenue was generated from our Paid Enterprise Customers. We believe that the number of Paid Enterprise Customers and our ability to increase this number is an important indicator of the growth of our Enterprise segment and future Enterprise segment revenue trends.

	June 30,
	2025	2024
Paid Enterprise Customers	1,686	1,511
YoY growth	12%
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
Our Net Retention Rate for Paid Enterprise Customers was 93% for the three months ended June 30, 2025 and 2024. Our Net Retention Rate for Paid Enterprise Customers is expected to fluctuate in future periods due to a number of factors, including the growth of our revenue base, the penetration within our Paid Enterprise Customer base, expansion of products and features, and our ability to retain and expand our Paid Enterprise Customers.

	Three Months Ended June 30,
	2025	2024
Net Retention Rate for Paid Enterprise Customers	93%	93%
YoY change	—%

Segment Revenue
We generate revenue from two reportable segments: Consumer and Enterprise.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions, except percentages)
Consumer revenue	$122.8	$111.6	$240.4	$223.2
YoY growth	10%		8%
Enterprise revenue	$64.3	$58.7	$126.0	$116.2
YoY growth	10%		8%
Total revenue	$187.1	$170.3	$366.4	$339.4
YoY growth	10%		8%
Segment Gross Profit
We monitor segment gross profit as a key metric to help us evaluate the financial performance of our individual segments. Segment gross profit represents segment revenue less segment content costs paid to content creators; segment gross margin is the quotient of segment gross profit and segment revenue. Given that content costs are the largest individual cost of our revenue, and that these costs contractually vary as a percentage of revenue between our Consumer and Enterprise offerings, mix shifts between our two segments can be a significant factor of our overall gross margin, financial performance, and profitability.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions, except percentages)
Consumer gross profit	$75.3	$66.6	$147.7	$133.2
Consumer segment gross margin %	61.3%	59.7%	61.4%	59.7%
Enterprise gross profit	$44.8	$39.9	$88.0	$79.0
Enterprise segment gross margin %	69.7%	68.0%	69.8%	68.0%
Consumer segment gross margin increased to 61.3% and 61.4% in the three and six months ended June 30, 2025 from 59.7% in the three and six months ended June 30, 2024. Enterprise segment gross margin increased to 69.7% and 69.8% from 68.0% when comparing those same periods. The improvements in gross margin were primarily the result of lower content cost rates in both our Consumer and Enterprise segments, for the three and six months ended June 30, 2025, due to higher learner engagement in content created under new production arrangements with lower revenue share.
Non-GAAP Financial Measures
Non-GAAP Gross Profit, Non-GAAP Net Income, and Non-GAAP Net Income Per Share
We define non-GAAP gross profit and non-GAAP net income as GAAP gross profit and GAAP net loss excluding: (i) stock-based compensation expense; (ii) amortization of stock-based compensation expense capitalized as internal-use software costs; (iii) payroll tax expense related to stock-based compensation; (iv) M&A related transaction costs; (v) costs and settlement (gains) losses related to significant and non-recurring legal and regulatory matters, net of insurance recoveries; and (vi) restructuring related charges. Non-GAAP net income per share is calculated by dividing non-GAAP net income by the diluted weighted average shares of common stock outstanding. We believe the presentation of these adjusted operating results provides useful supplemental information to investors and facilitates the analysis and comparison of our operating results across reporting periods.

The following tables provide a reconciliation of GAAP gross profit and GAAP net loss, the most directly comparable GAAP financial measure, to non-GAAP gross profit and non-GAAP net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Gross profit	$102.7	$90.2	$200.6	$179.7
Stock-based compensation expense	0.6	0.7	1.3	1.4
Amortization of stock-based compensation capitalized as internal-use software costs	1.4	1.4	2.9	2.9
Non-GAAP gross profit	$104.7	$92.3	$204.8	$184.0

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Net loss	$(7.8)	$(22.9)	$(15.6)	$(44.2)
Stock-based compensation expense	23.8	30.0	49.6	57.9
Amortization of stock-based compensation capitalized as internal-use software costs	1.4	1.4	2.9	2.9
Payroll tax expense related to stock-based compensation	0.7	0.7	1.6	2.4
M&A related transaction costs	—	3.4	—	3.4
Significant and non-recurring legal and regulatory matters	1.2	1.2	1.4	1.2
Restructuring related charges	—	—	(0.9)	2.1
Non-GAAP net income	$19.3	$13.8	$39.0	$25.7
Weighted-average shares used in computing net loss per share—basic	162.5	156.3	161.6	156.3
Effect of dilutive securities	4.8	4.7	4.4	9.1
Weighted-average shares used in computing non-GAAP net income per share—diluted	167.3	161.0	166.0	165.4
Net loss per share—basic and diluted	$(0.05)	$(0.15)	$(0.10)	$(0.28)
Non-GAAP net income per share—diluted	$0.12	$0.09	$0.23	$0.16
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA Margin are key measures used by our management to help us analyze our financial results, establish budgets and operational goals for managing our business, evaluate our performance, and make strategic decisions.
We define Adjusted EBITDA as our GAAP net loss excluding: (i) depreciation and amortization; (ii) interest income, net; (iii) income tax expense; (iv) other (income) expense, net; (v) stock-based compensation expense; (vi) payroll tax expense related to stock-based compensation; (vii) M&A related transaction costs; (viii) costs and settlement (gains) losses related to significant and non-recurring legal and regulatory matters, net of insurance recoveries; and (ix) restructuring related charges. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue.

The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions, except percentages)
Net loss	$(7.8)	$(22.9)	$(15.6)	$(44.2)
Depreciation and amortization	7.4	6.3	14.5	12.7
Interest income, net	(8.0)	(9.3)	(15.8)	(18.9)
Income tax expense	0.8	1.0	2.3	1.8
Other (income) expense, net	(0.1)	—	(0.4)	0.3
Stock-based compensation expense	23.8	30.0	49.6	57.9
Payroll tax expense related to stock-based compensation	0.7	0.7	1.6	2.4
M&A related transaction costs	—	3.4	—	3.4
Significant and non-recurring legal and regulatory matters	1.2	1.2	1.4	1.2
Restructuring related charges	—	—	(0.9)	2.1
Adjusted EBITDA	$18.0	$10.4	$36.7	$18.7

Net loss margin	(4.2)%	(13.4)%	(4.3)%	(13.0)%
Adjusted EBITDA Margin	9.6%	6.1%	10.0%	5.5%
Free Cash Flow
We define Free Cash Flow as net cash provided by operating activities, less capitalized internal-use software costs, purchases of content assets, and purchases of property, equipment, and software, as we consider these capital expenditures necessary to support our ongoing operations.
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
The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable GAAP financial measure, to Free Cash Flow:

	Six Months Ended June 30,
	2025	2024
	(in millions)
Net cash provided by operating activities	$69.0	$48.3
Less: capitalized internal-use software costs	(8.3)	(8.7)
Less: purchases of content assets	(5.9)	(4.2)
Less: purchases of property, equipment, and software	(0.9)	(0.3)
Free Cash Flow	$53.9	$35.1

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
Our investment policy and strategy are focused on preserving capital and supporting our liquidity requirements. We use a combination of internal and external management to execute our investment strategy and achieve our investment objectives. We invest in highly-rated securities, such as U.S. Treasury securities and U.S. government-backed money market funds, with maturities of one year or less. Our holdings as of June 30, 2025 and 2024 consist of securities with remaining maturities of three months or less.
A hypothetical 100 basis point increase or decrease in interest rates as of June 30, 2025 and 2024 would have resulted in (i) a $0.8 million and $0.5 million incremental decline or improvement in the fair value of our portfolio, which would only be realized if we sold the investments prior to their maturities, and (ii) a $7.8 million and $7.1 million increase or decrease in our annualized interest income based on the balances of our cash and cash equivalents for the periods presented.
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
A 10% increase or decrease in average foreign exchange rates relative to the U.S. dollar would have resulted in a negligible impact and a $0.3 million impact on our loss before income taxes in our Condensed Consolidated Financial Statements (Unaudited) for the three months ended June 30, 2025 and 2024.

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
•changes in contractual terms with our content creators, including with respect to pricing or contract length;
•our ability to maintain and expand our partnerships with our content creators;
•our ability to attract and retain learners, including converting freemium learners to paid learners;
•our ability to adapt and respond effectively to rapidly changing technology, evolving industry standards, and changing customer needs or requirements;
•our ability to manage the growth of our business both in terms of scale and complexity;
•changes in our subscription or contract terms, including our pricing models, for our offerings;
•our ability to successfully expand our international operations, including growing our worldwide content creator and learner base, and to manage the risks presented by such operations;
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
•the impact of potential changes in laws and regulations applicable to us, our content creators, learners, and customers, including changes to government spending policies or budget priorities that impact our business, directly or indirectly, including through our content creators;
•our, and our content creators’, ability to comply with international, federal, and state education laws and regulations, including applicable state authorizations;
•our, and our content creators’ ability to obtain timely approval from applicable regulatory agencies to offer new programs, make substantive changes to existing programs, or expand programs into or within certain jurisdictions;
•our university partners’ ability to maintain institutional or programmatic accreditation for their programs;

•any changes to the validation or applicability of the United States (“U.S.”) Department of Education “Dear Colleague” Letter (“DCL”), on which our degree programs rely;
•any disclosure of personal, confidential, or otherwise sensitive information about our learners, customers, content creators, or their employees, whether due to cyberattack or otherwise;
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
In addition, our growth may be negatively impacted by inflation and macroeconomic uncertainty. If macroeconomic uncertainty is prolonged or economic conditions worsen, including due to ongoing trade disputes and geopolitical tensions between the U.S. and other countries, discretionary spending by current and prospective learners and customers may be adversely impacted, leading to reduced demand for our offerings, a loss of learners or customers, longer payment cycles, and difficulties in collecting accounts receivable. Moreover, anti-U.S. sentiment or campaigns due to geopolitical tensions may cause learners and customers to cancel, reduce, or delay their spending with U.S.-based companies, resulting in learner, customer, or content creator attrition, which could materially and adversely affect our business, financial condition, and results of operations.

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
•our ability to continue to offer compelling content and degrees or other credentialing programs created by our content creators;
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
•changes in, or trends affecting, the mix of content creators, including academic institutions, offering open online courses only and those offering certification, degree, or other credentialing programs;
•changes in the rate, volume, quality, and demand for new content and credentialing programs created and offered by our content creators on our platform;
•changes in the terms of our existing content creator agreements and the timing and terms of any new content creator agreements;
•the timing and amount of our sales and marketing expenses;
•the timing and breadth of platform subscription discounts and promotions;
•costs necessary to improve and maintain our platform and compete on the basis of emerging technologies and functionality;
•changes in our key metrics or the methods used to calculate our key metrics;
•revenue mix shifts between our segments and seasonality, including seasonal engagement patterns of learners and customers, which may vary from quarter to quarter or year to year, and seasonal operating practices or engagement patterns of content creators resulting from academic calendars or fiscal years that may differ from our own;
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
As a result of the evolving scope of our business and offerings and our limited operating history, our forecasts of future operating results may be less accurate. As we anticipate market opportunities, risks, or other changes, we may adjust our business model or offerings. However, we cannot guarantee that such changes will be accepted by our learners, content creators, or Enterprise customers, or that they will not result in lower revenues, particularly in the period immediately following the changes. In such cases, we may not realize the anticipated financial benefits of such changes in the amounts we anticipate, on the expected timeline, or at all. If we do not successfully manage our evolving business model and offerings, our operating and financial results may differ materially from our expectations, and our business and stock price may suffer. Our forecasts are subject to a number of uncertainties, including those discussed in this “Risk Factors” section and elsewhere in this Form 10-Q.

Market adoption of online learning solutions and generative AI are relatively new and may not grow, evolve as we expect, or lead to increased demand for our offerings, which may harm our business and results of operations.
Our future success will depend, in part, on the growth of demand for online learning solutions. The market for online learning solutions is less mature than the market for in-person learning and training. It is difficult to predict learner, customer, or content creator demand to use or be on our platform, their adoption and renewal rates, the rate at which they expand their engagement with our platform, the size and growth rate of the market for our platform, the entry of competitive offerings into the market, or the success of existing competitive offerings. Additionally, while we believe that generative AI technology will lead to increased demand for online learning solutions given its potentially disruptive impact on society, governments, businesses, and academic institutions contending with the need for their workforces and learners to reskill and improve productivity and agility, these expected societal changes and the resulting increased demand for our online learning offerings may not materialize as expected or may take longer than anticipated. Also, there can be no assurance that generative AI technology will not displace or otherwise adversely impact the demand for online learning solutions, including our offerings.
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
If we change the contract terms with our content creators, including pricing or contract length, it could materially and adversely affect our business, financial condition, and results of operations.
We collaborate with our content creators to deliver a broad portfolio of educational content and credentials on our platform. For our Enterprise offerings and a significant portion of our Consumer offerings, we incur content costs in the form of fees paid to content creators. In addition, the portion of our Consumer revenue attributable to our degree programs is determined based on a percentage of the total tuition paid by students enrolled in degree programs. As a result, changes in university tuition rates, increases in content costs, or other changes in our content creator agreements could significantly impact our revenue, gross profit, and operating results. For example, starting in 2025, we updated our revenue share allocation arrangements to compensate our content creators based on the level of learner engagement their content generates, rather than learner enrollment rates. We have experienced opposition to our content fee terms, and we anticipate similar challenges in the future. Further, we have in the past and may in the future change the terms of these agreements, including the pricing terms or contract length, due to competitive, regulatory, or other reasons. Any significant change in our pricing, content costs, or other contract terms with our content creators could impact whether content creators continue to partner with us and materially and adversely affect our business, financial condition, and results of operations.

If we fail to establish, maintain, and expand our content creator relationships, our ability to grow our business and revenue will suffer.
The success of our business depends in large part on the development, maintenance, and volume of engaging educational content and credentialing programs in collaboration with our content creators. We have faced, and may continue to face challenges in establishing, maintaining, and expanding these relationships. For instance, our content creators may need to invest significant time and resources to modify or develop their content and credentialing programs to suit an online learning environment. Online degree programs delivered through academic institutions are not yet widely accepted. Administrators and faculty members may feel they have less control over the educational process and be concerned about the effectiveness of asynchronous learning, potential misuse of generative AI tools by learners to cheat, and the challenge of maintaining on-campus quality standards in an online format. There can be no assurance that online degree programs, such as those offered on our platform, will ever achieve significant market acceptance, and universities may therefore decline to engage with our platform. Further, if we were to lose a significant number of content creators, especially those who provide a significant portion of the content and programs on our platform, or if we can no longer offer certain high-demand content or programs, our reputation, growth, and revenue would be materially and adversely impacted. For the six months ended June 30, 2025, we generated approximately 24% of our total revenue from the content and credentialing programs of our top five content creators. Total revenue includes both revenue directly attributable to content creators and revenue that we do not consider directly attributable, such as revenue from site-wide subscriptions or our Coursera for Teams offering. The loss of or reduction in content and programs from these and other content creators could negatively affect our ability to sustain or generate revenue or reach future profitability, and would materially and adversely affect our business, financial condition, or results of operation if we are unable to timely secure comparable educational content and credentialing programs at a favorable cost from other content creators.
Our ability to grow and improve our financial performance depends heavily on our ability to attract and retain learners, including converting our freemium learners to paid learners.
Our revenue growth objectives depend on our ability to attract and retain paid learners. We aim to serve these learners’ needs by providing compelling credentialing programs and high-demand content that is developed in collaboration with our content creators. We also dedicate a portion of our spend on marketing efforts to attract potential learners to our platform. Many learners initially sign up for the freemium version of our platform or free trials. If learners do not expand beyond our free offerings or certain use cases, our financial results may be adversely affected.
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
•Reduced support from content creators. If content creators cease to maintain or offer new and compelling credentialing programs or content, including due to reduced funding, or limit our ability to promote their content or programs, learners may reduce or terminate their use of our platform.
•Harm to content creator reputation. Our content creators’ reputations may be impacted by factors that are beyond our control and can change over time, including their status or credibility (such as university academic performance or ranking among academic institutions), financial health, ethical practices, litigation or regulatory investigations, and their status and actual or perceived expertise with respect to specific degrees, certifications, or other credentialing programs.

•Lack of interest in the offerings, features, services, certifications, degrees, or other credentials offered on our platform. We may encounter difficulties attracting learners to use our offerings, features, and services, or enroll in credentialing programs that are not in demand due to shifting employer or societal preferences and priorities, or that are in emerging or unproven fields.
•Learner dissatisfaction. Learner dissatisfaction can have a negative impact on learner retention. This dissatisfaction can stem from various factors, including the quality of the offerings, features, services, course content, and presentation. Changes to the availability or sequencing of course content or the course presenters can also contribute to dissatisfaction. Additionally, changing views of the value of our content creators’ credentialing programs and content offered, as well as perceptions of employment prospects following completion of a program on our platform, can influence learner satisfaction levels. Learner dissatisfaction that is shared via word of mouth or online platforms may also negatively affect the perceptions of potential new learners and negatively impact our learner acquisition efforts.
•Ineffective marketing efforts. Our marketing efforts use various channels (e.g., search engine optimization, television, affiliates, paid search, and custom website development and deployment), publication of content related to higher education and adult learning, career paths, our platform, and our offerings, and we rely on advertising through a limited number of third-party internet advertising platforms to direct traffic to, and recruit new learners for, our offerings. Changes in the way these platforms operate, whether due to changes in law, the practices of mobile operating system providers, or otherwise, or their advertising prices, data use practices, or other terms, have impacted the cost and efficiency of our learner acquisition efforts in the past and could in the future make marketing our offerings more expensive, less effective, or more difficult. In addition, the elimination of a particular medium or platform on which we advertise or changes in advertising practices or advertising spending fluctuations by our largest content creators have had, and may in the future have, an adverse impact on directing traffic to our offerings and recruiting new learners on a cost-effective basis. Any of the foregoing risks could have a material adverse effect on our business, results of operations, and financial condition.
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
•General economic conditions. Enrollment in the courses and credentialing programs offered on our platform may be affected by changes in the U.S. economy and by global economic conditions. For example, an improvement in economic conditions may reduce demand for adult learning as potential learners may find adequate employment without additional education. Conversely, a decline in employment opportunities or economic conditions may reduce employers’ willingness to sponsor adult learning opportunities for employees given a lack of employer need for enhanced skill sets or an inability to fund such programs. This could discourage learners from pursuing further education due to an inability to afford our programs or a perception that the financial investment may not result in increased earning potential or improved employment opportunities. In addition, if current macroeconomic conditions persist or deteriorate, our ability to attract and retain paid learners in our Consumer segment, as well as current and prospective customers in our Enterprise segment, or to maintain and grow relationships with our content creators, could be adversely affected by reductions or resources, shifting priorities, or delays in decision-making.

Any of these factors could reduce enrollment and retention and could cause our costs associated with attracting and retaining learners to increase, which could materially harm our ability to increase our revenue or achieve profitability. These developments could also harm our reputation and make it more difficult for us to maintain our current content and credentialing programs and engage our content creators for new course content or other offerings, which in turn may negatively impact our ability to expand our business and improve our financial performance.
If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, and changing customer needs or requirements, our platform may become less competitive.
Our future success depends on our ability to adapt and enhance our platform. To attract new learners, customers, and content creators and increase revenue from our existing base, we will need to continuously enhance and improve our offerings to meet their needs at prices that our learners and customers are willing to pay. Such efforts will require adding new functionality and responding to technological advancements, which will increase our costs of research and development as well as sales and marketing. If we are unable to develop educational content that addresses learners’ and customers’ needs, or enhance and improve our platform in a timely manner, or if we fail to provide adequate safeguards and quality assurance related to the use of new technological advancements, we may not be able to maintain or increase market acceptance and use of our platform. Further, some of our competitors expend a considerably greater amount of funds on their research and development programs, and their sales and marketing practices, and those that do not may be acquired by larger companies that could allocate greater resources to our competitors’ research and development programs. If we fail to maintain adequate research and development resources or compete effectively with the research and development programs of our competitors, our business could be harmed.
Our ability to grow also depends on our ability to anticipate and effectively respond to threats and opportunities from future disruptive technologies and developments. If new technologies, including AI-driven advancements, emerge that can discover or deliver educational programs more effectively, efficiently, conveniently, securely, or at lower costs, enhancing plagiarism prevention, learner identity validation, or content relevance, and if we, or our content creators, fail to adopt such technologies promptly, our competitiveness could suffer. Delayed adoption or competitor advances in cost-effective technologies or offerings could materially or adversely impact our operating results, growth, and financial condition.
If we fail to manage the growth of our business both in terms of scale and complexity, our financial results, including profit margins and financial condition, could be adversely affected.
We have experienced growth and demand for our product offerings in both our Consumer and Enterprise segments. The expansion of our business, ecosystem, and offerings places a significant strain on our administrative and operational infrastructure, facilities, and other resources. Managing the future growth of our business will require us to effectively scale our operations, allocate resources, and control costs. This includes continuing to improve our sales and marketing efficiency, content development time and costs, and technology, finance, and administration teams support globally, as well as our infrastructure and platform capabilities to serve our growing learner base. We will also be required to refine our operational, financial, and management controls and reporting systems and procedures. We will need to continue to expand our relationships with businesses, government organizations, academic institutions, and other organizations, enhance our platform and technology-enabled services, increase the volume of new educational content and credentialing programs developed by our content creators, attract a higher volume of learners and customers in a cost-effective manner, deploy preferred local payment methods and pricing models, satisfy our existing content creators’ requirements, respond to competitive challenges, and otherwise execute our business plan. Although our business has experienced significant growth in past years, we cannot provide any assurance that our business or revenue will continue to grow at the same rate or at all in the future.
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
We may change the subscription or contract terms, including our pricing models, for our offerings, which in turn could impact our operating results.
We have in the past, and expect that we may in the future, change our pricing models, subscription or contract length, which could impact our operating and financial results. From time to time, we adjust our pricing models, test pricing localization to account for market segmentation and conduct other pricing experiments. As the market for our learning platform grows (if ever), as new competitors introduce competitive applications or services, or as we enter into new international markets, we may be unable to attract new learners or customers at the same price or based on the same pricing models we have historically used, or for contract lengths consistent with our historical averages. In addition, as we develop and roll out new offerings, or expand existing offerings, we will need to develop pricing and access models for these offerings that appeal to learners and customers over time, and we may not be successful in doing so. Changes to the terms of our subscriptions or contracts, including pricing, or with respect to our free or discounted offerings or trials, may also impact the mix of adoption and retention among our offerings and negatively impact our overall revenue. Competition may require us to make substantial price concessions or accept unfavorable contract terms, such as shorter contract durations. Our revenue and financial position may be adversely affected by any of the foregoing, and we may have increased difficulty achieving profitability.
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
We intend to expand our international operations and continue to establish a worldwide content creator and learner base. Our expansion efforts into international markets may not be successful. In addition, we face risks in doing business internationally, including risks associated with sales to international governments and entities that could constrain our operations, increase our cost structure, compromise our growth prospects, lead to escalating enforcement actions, and damage our reputation, including:
•the need to localize and adapt online credentialing programs for specific countries, including language translations and ensuring that these programs enable our content creators to comply with local education laws and regulations;
•local laws restricting learners from pursuing certifications, degrees, or other credentials through online education platforms such as ours or limiting the availability of financial aid to finance online education;
•different data privacy and protection laws, see “Risk Factors—Risks Related to Privacy, Cybersecurity, and Infrastructure;”

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
Further, as we continue to expand internationally, we may become more exposed to fluctuations in currency exchange rates. Future agreements with international learners, customers, and content creators may require payments to be denominated in local currencies. In such cases, fluctuations in the local currency value relative to the U.S. dollar could impact our operating results. When the U.S. dollar strengthens relative to foreign currencies, the real cost of our offerings increases for our international learners and customers to the extent we base the price of such offerings on the U.S. dollar. This could lead to the lengthening of our sales cycle or reduced demand for our offerings. Conversely, when the U.S. dollar weakens relative to the foreign currencies of our international subsidiaries, our operational costs increase for those locations. If we are unable to successfully hedge against these foreign currency risks, our financial condition and results of operations could be materially and adversely affected. To date, our foreign currency risk exposure has not been material, and as such, we have not entered into any hedging transactions in an effort to reduce this risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited, the results may not be as intended, and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and results of operations.

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
We incurred net losses of $7.8 million and $22.9 million in the three months ended June 30, 2025 and 2024, and we had an accumulated deficit of $875.8 million as of June 30, 2025. We may not achieve profitability in the future, and even if we do, we may not be able to maintain or increase our level of profitability.
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
Our platform enables our content creators to offer learners the opportunity to enroll in live, or synchronous, courses and programs and pre-produced, or asynchronous, educational content that can be accessed at any time. To launch new educational content or a new credentialing program, whether synchronous or asynchronous, we may need to integrate our platform with the various learner information and other operating systems our content creators use to manage functions within their institutions. In addition, our content development team must work closely with our content creators to produce engaging online course content, and we must commence learner acquisition activities. During the term of our content creator agreements, we are responsible for the costs associated with maintaining our platform and providing non-academic and other support for learners enrolled in the program. We invest significant resources in these new programs from the beginning of our relationship with a content creator, including marketing and other learner acquisition costs to attract and fill enrollment cohorts for a program, and in some cases, content development grants to assist our content creators as they invest resources preparing content for an online medium. There is no guarantee that we will ever recoup these costs. In addition, delays in implementing a new program, including Specializations, certifications, or degree programs, could negatively impact our revenue and operating results.
Because we receive fees from learners enrolling in, and, in some cases, completing courses and credentialing programs on our platform, we only begin to recover these costs once learners enroll and begin paying fees. In addition, in some cases, learners may audit a course or courses toward a certification free of charge and elect not to pay for the certification itself. The time that it takes for us to recover our investment in a new course or program depends on a variety of factors, primarily our learner acquisition costs, learner retention rate, and the growth rate of learner enrollment in and, in some cases, completion of, the course or program. Because of the lengthy period required to recoup our investment in a program, unexpected developments beyond our control could occur that result in the content creator ceasing or significantly curtailing a course offering or credentialing program before we generate any revenue therefrom. In addition, content creators generally do not grant us exclusive rights to their content, and any such arrangements are of limited duration. As such, content creators may choose to offer the same content on one of our competitors’ platforms or their own platform, which could limit the number of learners enrolled in their courses or programs on our platform. In addition, if a content creator were to terminate an existing program, learners enrolled in that program may stop using our platform, which in turn would negatively impact our learner enrollment generally. As a result of any of the foregoing, we may ultimately be unable to recover the full investment that we make in a new offering or achieve any level of profitability from such offering.
If we pursue unsuccessful content creator opportunities, we may forego more profitable opportunities, and our operating results and growth could be harmed.
Identifying educational content and credentialing programs that we believe will be a good fit for our learner and customer base and negotiating content creator agreements is complex and time-consuming. This can be due to the initial reluctance of some businesses, government organizations, academic institutions, and other organizations to embrace online delivery of education, training, and credentialing programs and the complicated approval process within some of these entities.
We, our content creators, and content production providers may devote significant effort and time to develop and launch new content or a credentialing program. We have spent, and may continue to spend, substantial effort and management resources to secure new content creators and to work with our existing content creators to develop, launch, and maintain content and credentialing programs without any assurance that our efforts will result in a successful launch or revenue generation that will exceed our costs. If we invest substantial resources pursuing opportunities that do not attract sufficient interest from learners and customers, we may forgo other more successful content and program development efforts, and our operating results, revenue, and growth could be harmed.
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

We plan to continue investing in and expanding our Enterprise sales and marketing organization, both domestically and internationally. Identifying, recruiting, and training sales personnel requires significant time, expense, and attention. If we are unable to hire, develop, and retain talented sales or marketing personnel, if our new sales or marketing personnel are unable to achieve desired productivity levels in a reasonable period of time (including as a result of working remotely), if our sales and marketing programs are not effective, or if expected sales and marketing programs by our content creators do not materialize or are not effective, our ability to broaden our customer base and achieve broader market acceptance of our platform could be harmed. In addition, the investments we make in our sales and marketing organization will occur in advance of experiencing benefits from such investments, making it difficult to determine in a timely manner if we are efficiently allocating our resources in these areas.
If we fail to quickly and efficiently scale our operations and platform capabilities to support the needs of new and existing content creators, our reputation and our revenue will suffer.
Our continued growth and potential profitability depend on our ability to successfully scale our operations and platform capabilities to support newly launched educational content and credentialing programs with our content creators. If we cannot quickly and efficiently scale our sales, marketing, and technology teams, which includes the hiring and training of new employees, we may not be successful in attracting potential learners and customers to our platform, which would negatively impact our ability to generate revenue, and our content creators could lose confidence in us. If we cannot quickly and efficiently scale our technology and operations to handle increases in the volume and rate of learner enrollments and of new content or credentialing programs, our content creators’, learners’, and customers’ experiences with our platform may suffer, which in turn could damage our reputation. Our ability to effectively manage any significant increase in the rate or volume of learner enrollments and retention or in the volume of new content or programs will depend on a number of factors, including our ability to:
•assist our content creators in developing, launching, and maintaining an increased volume of engaging educational content that is accessible to a wide variety of learners;
•successfully introduce new features and enhancements on our platform;
•maintain a high level of functionality, cross-functionality, and technological robustness of our platform; and
•deliver high-quality professional services and support (including training, implementation, and consulting services) to our content creators, their employees, and learners on our platform.
Establishing new credentialing programs and content or expanding existing ones will require us to make investments in management and critical roles, increase capital expenditures, incur additional marketing expenses, and potentially reallocate other resources. If we are unable to scale our platform, maintain and increase its interoperability, develop an increasingly robust mix of engaging content, or otherwise manage new offerings effectively, our ability to grow our business and achieve profitability would be impaired, and the quality of our solutions, access to learner information and progress, and the satisfaction of our content creators, learners, and customers could suffer, or our content creators could transition content hosted on our platform to other providers, while we continue to provide certain services.
Disruptions to the operations of one or more of our third-party service providers may adversely affect our business operations and financial condition.
We, and our content creators, rely on a variety of third-party service providers to support our operations by providing customer support, mobile network, internet, content production, platform integration, and other services. We, and our content creators, may not have the resources or technical sophistication to anticipate disruptions to the operations of our third-party service providers, which could arise from any of a number of different reasons, including financial instability, work stoppages or slowdowns, staffing difficulties, war, or the outbreak of hostilities, staff illness, inclement weather, natural disasters, or other catastrophic events. Disruptions to the operations of our third-party service providers could result in communication, content production, platform performance, or platform availability problems for us and our content creators, which could adversely affect our business operations and financial condition.

Our current and future use of AI may not be successful and may present business, compliance, and reputational challenges, which could lead to operational or reputational damage, competitive harm, legal and regulatory risk, and additional costs, any of which could materially and adversely affect our business, financial condition, and results of operations.
We have incorporated, and expect to continue to incorporate, AI in the content and credentials offerings from our content creators, as well as in our AI-powered platform innovations and features. The incorporation of AI in our business and operations may become more significant over time. The use of generative AI technology, which is considered to be a relatively new and emerging technology in the early stages of commercial use, exposes us to additional risks, which could result in damage to our reputation, competitive position, and business, and expose us to legal and regulatory risks and additional costs. For example, AI algorithms are based on machine learning and predictive analytics, which can create inaccurate or misleading content, unintended biases, and other discriminatory or unexpected results. Accordingly, while AI-powered applications may help provide more tailored or personalized learner experiences, if the content, analyses, or recommendations that AI applications assist in producing on our platform are, or are perceived to be, deficient, inaccurate, or biased, our reputation, competitive position, and business may be materially and adversely affected.
Further, the use of AI technology is subject to ongoing debate in the education industry, including with respect to issues such as plagiarism, cheating, academic integrity, and the scope of appropriate or permissible use of generative AI in the context of both learning and teaching. For example, there is a risk that AI-generated content or information may be inaccurate or misleading, or not appropriately attribute authors or creators for their work (including if used in the context of content creation), or that students may use generative AI to draft written assignments or for other projects, any of which, absent sufficient and cost-effective methods to detect and prevent such risks, may devalue or undervalue the certificates and other credentials offered through our platform due to the actual or perceived threat of increased plagiarism or cheating, concerns of academic integrity, or appropriate and permissible use of AI. Any of the foregoing or similar issues, whether actual or perceived, could negatively impact the learner experience and diminish the perceived quality and value of the content and certifications provided through our platform to learners, employers, or organizations granting professional licenses or certifications. This in turn could damage our brand, reputation, competitive position, and business. In addition, the use of AI technology has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal information of end users of AI applications. To the extent we experience cybersecurity incidents in connection with our use of AI technology, it could similarly adversely affect our reputation and expose us to legal liability or regulatory risk. Further, our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively.
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
Our growth strategy is dependent upon increasing sales of our Enterprise offerings to these entities, which we offer on a subscription basis. Changes to our pricing models could adversely affect our ability to attract and retain Enterprise customers, resulting in adverse impact to our revenue and financial condition. In addition, as the market for our learning platform grows (if ever), as new competitors introduce competitive applications or services, or as we enter into new international markets, we may be unable to attract new customers at the same price or based on the same pricing models we have historically used, or for contract lengths consistent with our historical averages. For example, we often enter into subscription arrangements in which we offer more favorable pricing terms in exchange for larger total contract values or longer contract terms. Changes to our pricing models or contract lengths could negatively impact our revenue and financial position, and we may have increased difficulty achieving growth or profitability.

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
If we fail to maintain sufficient high-quality content from our content creators, we will be unable to attract and retain learners and customers.
Our success depends on our ability to provide learners and customers with the information, outcomes, academic credit, and certifications they seek, which in turn depends on the quantity, quality, and format of the educational content provided by our content creators. We may be unable to provide learners and customers with the information and outcomes they seek if our content creators do not contribute content that is helpful and reliable, if they remove content, or if supplemental or derivative materials are not reliable. If content on our platform attracts unfavorable media coverage or other commentary, our reputation and prospects could be harmed. We believe that certain learners value courses for which they can earn academic credit toward a degree or other credential. We may be unable to provide learners with such courses if our content creators do not obtain or maintain the certification or quality necessary for such eligibility, and our business would be adversely affected. Further, if such certifications are obtained and maintained, but do not, or cease to, signal to learners and employers the high quality or reliability we, or our content creators, intend to signal through such certifications, our business would be adversely affected. Any of the foregoing could materially and adversely affect our results of operations, competitive position, and growth prospects.
We believe that many of our new learners find us by word of mouth and other non-paid referrals from existing learners. If existing learners, customers, and content creators are dissatisfied with their experience on our platform, they may stop accessing our content and may stop referring others to us. The impact of learner dissatisfaction could be compounded if existing learners share negative experiences with potential new learners, via online platforms or otherwise. Likewise, if existing learners do not find our educational content appealing, because of declining interest in or relevancy of the content, they may stop referring others to us. In turn, if content creators perceive that our platform lacks an adequate learner audience, they may be less willing to place content on our platform, and the learner experience could be negatively impacted. If we are unable to attract and retain learners, customers, and content creators who contribute to an active community, our growth prospects would be harmed, and our business could be adversely affected.
We face competition from established companies as well as other emerging companies, which could divert content creators to our competitors, result in pricing pressure, impact our market share, and significantly reduce our revenue.
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
We expect new and existing companies in the online learning industry to continually revise and improve their business models. If industry participants introduce new or improved delivery of online education and technology-enabled services that are more compelling or widely accepted than ours, our ability to grow our revenue and achieve profitability could suffer. New or existing companies in the online education industry provide or may in the future provide offerings similar to what we offer on our platform, and such companies may pursue relationships with our content creators that may reduce the educational content our content creators produce for our platform. In addition, academic institutions, as well as businesses, government, and other organizations, may choose to continue using or developing their own online learning or training solutions in-house. This may become more prevalent as emerging technologies, such as generative AI, provide additional means of developing educational programs. Consequently, they may opt for these alternatives rather than pay for our solutions.
Some of our competitors and potential competitors have significantly greater resources than we do. Increased competition may result in pricing pressure for us in terms of the prices learners and customers are willing to pay for our offerings or the costs we are charged by our content creators. The competitive landscape may also result in a longer and more complex process of recruiting and maintaining current and prospective content creators or a decrease in our market share, any of which could negatively affect our revenue and future operating results and our ability to grow our business.
A number of factors could impact our ability to compete, including:
•the availability or development of alternative online education services that are, or are perceived to be, more compelling than ours;
•changes in pricing policies and terms offered by our competitors or by us;
•our ability to adapt to new technologies and changing requirements of our learners, customers, and content creators;
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
The impact of these negative public perceptions on our current and future business is difficult to predict. If these few situations, or any additional misconduct, cause all online learning programs to be viewed unfavorably by the public or policymakers, we may find it difficult to enter into or renew agreements with our content creators or attract additional learners and customers for their programs. In addition, this perception or any further government investigation could serve as the impetus for more restrictive legislation or regulation, which could limit our future business opportunities. Moreover, allegations of abuse of federal financial aid funds and other statutory violations against for-profit higher education companies could negatively impact our ability to succeed due to increased regulation and decreased demand. Any of these factors could negatively impact our ability to increase our content creator base and grow their programs, which would make it difficult to continue growing our business and could negatively affect our stock price.
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
Further, to the extent we engage in transactions with any director-affiliated entity, it could create actual, or the perception of, additional conflicts of interest, including with respect to our ability to negotiate terms equivalent to those that could be obtained in an arms’-length negotiation with an unaffiliated third party. For instance, Dr. Ng, one of our co-founders and Chairman of our board of directors (the “Board”), owns DeepLearning.AI Corp., a developer of educational content relating to AI that offers courses through our platform. Although we view DeepLearning.AI Corp. as a valued content creator and believe our agreement is on commercially reasonable terms, there may nonetheless be a perception of a conflict of interest.
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
Our future success also depends heavily on the retention of our highly-qualified employees to continue to attract and retain learners and customers, thereby generating revenue for us. In particular, our technology and content development employees provide the technical expertise to innovate and support our platform offerings and programs, and our customer support employees assist our learners and customers. Competition for these employees is intense. We may be unable to attract or retain these key employees that are critical to our success, resulting in harm to our relationships with learners, customers, and content creators, loss of expertise or know-how, and unanticipated recruitment and training costs.
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
For example, the uncertain nature, magnitude, and duration of hostilities stemming from Russia’s military invasion of Ukraine or conflicts in the Middle East, including the potential effects of sanctions and retaliatory cyberattacks on the world economy and markets, have contributed to increased market volatility and uncertainty, and may impact our customers’ intent or ability to pay for services, which could negatively impact our results of operations. The Israel-Hamas and Israel-Iran conflicts have resulted in significant military activity in the Middle East, which may further escalate regional instability and could disrupt our operations and business with our customers, content creators, and learners in the Middle East and North Africa regions, which could negatively impact our results of operations. The continued turmoil in Ukraine and the Middle East could have a depressing effect on the global economy, which could dampen our business activity and reduce the demand for our online learning solutions.
In addition, pandemics or other public health crises could impact our business, key metrics, and results of operations. The emergence of a widespread health crisis could adversely impact our business if our employees, our content creators’, or our third-party service providers’ employees become ill and are unable to perform their duties, and our operations, internet, or mobile networks, or the operations of one or more of our third-party service providers, is impacted. In addition, in the event of another widespread public health crisis, we may experience an adverse impact to our business and our stock price as a result of the crisis’ impact on the global economy and financial markets, including inflation or recession. More generally, a public health crisis or other catastrophic event could adversely affect economies and financial markets and lead to an economic downturn, which could harm our business, financial condition, and operating results.
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
Companies are facing increasing scrutiny from customers, regulators, governments, investors, employees, and other stakeholders related to their ESG practices and disclosures. Investor advocacy groups, investment funds, and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions, and human rights. ESG-related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor, employee, customer, content creator, or stakeholder expectations and standards, particularly as these standards may diverge or conflict across the jurisdictions we operate in, could negatively impact our reputation, our results of operations, and our stock price.
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
Risks Related to Regulatory Matters and Litigation
Laws and regulations could have a negative impact on our business.
We are subject to complex and evolving laws and regulations worldwide that differ among jurisdictions and affect our operations in areas including, but not limited to: higher education; IP ownership and infringement; tax; import and export requirements; anti-corruption; data privacy requirements; consumer protection; employment and labor laws; and accounting and financial reporting. Compliance with such requirements can be onerous and expensive and may otherwise impact our business operations negatively. For example, unfavorable legal or regulatory developments related to higher education, AI, or privacy may adversely impact our platform, strategy, business, or operations. Legislative or regulatory developments, including the U.S. Department of Education (“DOE”) regulatory activities, may also adversely impact our current and prospective learners, customers, or content creators, which may in turn have an adverse impact on our business, results of operations, financial condition, and growth prospects. In addition, the U.S. Supreme Court’s decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”) in June 2024, overturning the “Chevron doctrine” that provided for judicial deference to federal agency interpretations of statutes, has resulted in regulatory uncertainty and may cause industry uncertainty, increasing the risk of legal challenges to current DOE rules, policies, and guidance, and the potential for future enactment of congressional legislation.
In addition, our policies, controls, and procedures designed to comply with applicable laws cannot provide assurance that our employees, contractors, agents, or content creators will not violate such laws or our policies. Violations of these laws and regulations can result in fines; criminal sanctions against us, our officers, or our employees; prohibitions on the conduct of our business; litigation; and damage to our reputation. The education technology industry is subject to media, political, and regulatory scrutiny, which can increase our exposure to regulatory investigations, legal actions, penalties, or reputational harm.

If we or our content creators fail to comply with international, federal, and state education laws and regulations, including any applicable state authorizations for their programs, it could harm our business and reputation.
Higher education is heavily regulated in the U.S. and most international jurisdictions. Numerous U.S. states require education providers to be licensed or authorized in such state simply to enroll, or market to, in-state learners in an online education program. If we or any of our content creators were found to be non-compliant with any of the laws, regulations, standards, or policies related to state authorization, the content creator could lose its ability to operate in certain states. If such non-compliance extended to a material contingent of our content creators, and they lost the ability to operate in certain states, our revenue could decline.
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
The regulations, standards, and policies of our university partners’ regulators are complex, change frequently, and are often subject to differing interpretations. Changes in, or new interpretations of, applicable laws, regulations, or standards could compromise our university partners’ accreditation, authorization to offer online learning in various states or countries, permissible activities, or access to federal funds under the Title IV programs. We cannot predict with certainty how the requirements applicable to our university partners will be interpreted, including in the case of new laws or regulations for which no, or insufficient, interpretative guidance exists, or whether our university partners will be able to comply with these requirements in the future. Some regulations were designed to regulate in-person correspondence or other types of learning experiences not offered online and may be difficult to interpret or apply to the types of programs offered by our university partners on our platform. In addition, there is no assurance that degrees, certifications, or other credentials earned in one jurisdiction will be recognized as valid or sufficient in other jurisdictions, including internationally. This could affect employment prospects, eligibility for advanced degrees, and other opportunities. Our international university partners are subject to similarly extensive legislation, regulation, and oversight.
Our future growth could be impaired if we, or our content creators, fail to obtain timely approval from applicable regulatory agencies to offer new programs, make substantive changes to existing programs, or expand their programs into or within certain jurisdictions.
Our U.S.-based university partners are required to obtain the appropriate approvals from the DOE and applicable state and accrediting regulatory agencies for new programs, which may be conditioned, delayed, or denied in a manner that could impair our future growth. Similar approvals and reviews may be required for programs from our content creators based outside of the U.S., and for them to offer programs in other countries.
We or our content creators, both U.S. and international, may also be required to be authorized in certain states to offer online programs and engage in advertising or recruiting, depending on state and international laws. Although many of our programs are offered by U.S.-based higher education institutions that hold such authorizations or participate in an appropriate state reciprocity agreement, such as the State Authorization Reciprocity Agreement (“SARA”), other content creators are not traditional education institutions or operate outside of the U.S. and do not hold such state authorizations. Further, even U.S.-based higher education institutions could lose a necessary authorization either because it lapses or is revoked by a state agency. Such higher education institutions could also lack, or lose, the ability to participate in a reciprocity agreement that provides the basis for their authorization in multiple states. For example, California higher education institutions currently do not participate in SARA. Unless we choose to seek authorization in our own name, which we have not done to date, the loss of or failure by a content creator to obtain a necessary state authorization would, among other things, limit our ability to deliver content to learners in that state, either for degree or non-degree programs, render the higher education institution and its learners in that state ineligible to participate in Title IV or other financial aid programs, diminish the attractiveness of the content creator’s programs, and ultimately compromise our ability to generate revenue. In the event that we choose to or are required to seek state authorization in the future, such authorization process can be time-consuming and costly. In addition, if we or any of our content creators fail to comply with any state agency’s rules, regulations, or standards beyond authorizations, the state agency could limit the ability of the content creator or us to offer programs in that state or limit our ability to perform our contractual obligations to our content creator in that state.

We, or our content creators, may also be required to obtain appropriate approvals under international education laws and regulations. For example, a recent Indian regulation relating to online higher education requires, among other things, that learning platforms utilized by Indian universities to offer online degrees be approved by a technical committee of the Indian regulator. Seeking such approval could be a complex and time-consuming process, since the requirement is new, and as such there is no certainty as to the timing and standard of review for international platforms, or even whether international platforms are permitted to apply for approval. In addition, we may lack the knowledge and resources to successfully pursue an application without the support of one or more of our Indian university partners. International education laws and regulations may prohibit or restrict the delivery of online education by extraterritorial entities, or local policies or practice may favor local providers. India’s Ministry of Education launched its first digital university in 2023, the National Digital University, which allows students to accumulate and combine credits from different higher education institutions. Such a program may negatively impact our ability to effectively expand our degree programs in India.
If we, or our content creators, fail to obtain or maintain necessary authorizations or violate applicable laws and regulations, learners in relevant programs could be adversely affected, we could lose our ability to operate in that state or international market, and our ability to generate revenue would be adversely affected.
If our university partners fail to maintain institutional or programmatic accreditation for their programs, our revenue could be materially adversely affected.
The loss or suspension of a university partner’s accreditation or other adverse action by their institutional accreditor would render the institution or its program ineligible to participate in Title IV programs or similar government funding programs that may be in place and available to students enrolled in degree programs based in and outside of the U.S. This loss, suspension, or other adverse action could prevent the university partner from offering certain educational programs, could prevent our degree students from accessing such funding programs, and could make it impossible for the graduates of the university partner’s program to practice the profession for which they trained. If any of these results occur, it could hurt our ability to generate revenue from that program.
Our activities are subject to international, federal, and state education accessibility, consumer protection laws and regulations, and other requirements.
As a service provider to higher education institutions both in the U.S. and internationally, either directly or indirectly through our arrangements with content creators, we are required to comply with certain education laws and regulations.
Our platform is also subject to various requirements relating to accessibility for learners with disabilities. Certain requirements of Title II and Title III of the Americans with Disabilities Act apply to us and to our public and private university partners, Section 504 of the Rehabilitation Act of 1974 (the “Rehabilitation Act”) applies to our content creators that receive federal funding, and Section 508 of the Rehabilitation Act, which sets accessibility standards for websites of federal departments and agencies, applies to certain of our government customers. Further, in the absence of definitive federal rulemaking, the Web Content Accessibility Guidelines 2.2, a set of recommendations and technical standards for making websites accessible to individuals with disabilities published by the World Wide Web Consortium, have become the effective standard for learner-facing aspects of our platform. We may not be successful in ensuring that our offerings and services meet these changing statutory and regulatory requirements, which could make our solutions less attractive to our content creators, learners, and customers. This could also subject us to third-party lawsuits, regulatory fines, or other action or liability. As such, we expect to incur ongoing costs of compliance.
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
Additionally, we have made, and will continue to make, certain contractual commitments to our content creators regarding legal and regulatory compliance, and failure to comply could result in breach of contract and indemnification claims and could cause damage to our reputation and impair our ability to grow our business and achieve profitability.

Changes in spending and staffing policies or budget priorities for government funding or taxation of academic institutions and other education providers could result in reduced or delayed content development for our platform.
Our content creators include academic institutions and other education providers, many of which depend substantially on government funding. Any general decrease, delay, or change in governmental funding, including the freezing or withdrawal of grants, at the national or local level for academic institutions and other education providers, in the U.S. or abroad, could cause our current and potential content creators to reduce their use of our platform, or delay content development for our platform, any of which could cause us to lose learners, customers, and revenue. In the U.S., pressures on and uncertainty regarding the U.S. federal government budget, changes in spending and staffing policies and budgetary priorities, including proposed or future changes to the DOE, reductions in federal funding of academic institutions, and changes in the tax status of academic institutions, including due to legislation or executive orders, could negatively impact our content creators’ budgets or operations, and in turn, negatively impact our business, financial condition, and results of operations.
While our degree programs are designed to align with guidance from a DOE “Dear Colleague” Letter, such guidance is not codified by statute or regulation and may be subject to change.
Each institution that participates in Title IV programs agrees, as a condition of its eligibility to participate in those programs, that it will not “provide any commission, bonus, or other incentive payment based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid, to any person or entity who is engaged in any student recruitment or admission activity, or in making decisions regarding the award of Title IV program funds.” The vast majority of our U.S.-based university partners, and some of our non-U.S. university partners, participate in Title IV programs. Although this rule, referred to as the incentive compensation rule, generally prohibits entities or individuals from receiving incentive-based compensation payments for the successful recruitment, admission, or enrollment of learners, the DOE provided clarifying guidance in March 2011 interpreting the incentive compensation rule as permitting tuition revenue-sharing arrangements under what is known as the “bundled services exception.” Our degree programs rely on the bundled services exception to enter into tuition revenue-sharing agreements with our Title IV participating university partners.
Our contractual arrangements with our U.S.-based university partners are designed to follow the bundled services exception in the DCL. However, the inherent ambiguity in the DCL and the incentive compensation rule creates the risk that DOE or a court, including, notably, in the context of a “whistleblower” claim under the federal False Claims Act, could disagree with that interpretation. If the DOE or a court determined that our degree offerings do not meet the bundled services exception, we may not be able to enforce our right to collect revenue sharing from our university partners, and our partners may seek a refund of previously paid amounts. Even if such claims are without merit, they could cause reputational harm, cause us to incur significant defense costs, result in the termination of our Title IV participating university partner agreements, and negatively impact our ability to enter into new agreements.
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
We can offer no assurances as to whether the exception in the DCL would be upheld by a court or how it would be interpreted. Neither can we predict the impact a material reduction in the DOE’s workforce, or the DOE’s reorganization or elimination, would have on the DCL’s enforceability or its perceived viability. The revision, removal, or invalidation of the bundled services exception by Congress, the DOE, or a court, whether in an action involving our Company or our university partners, or in an action that does not involve us, could require us to change our degree offerings and renegotiate the terms of our university partner agreements and could compromise our ability to generate revenue, thereby potentially materially and adversely impacting our business and operations.

State legislation could negatively affect our degree programs.
A perceived impairment in the DOE’s ability or desire to regulate higher education could result in increasing state legislation. For example, in 2024, Minnesota enacted a law prohibiting their public universities from entering into revenue share arrangements to procure marketing and recruiting services in support of their online programs. Further, Ohio has enacted a law requiring Ohio universities to disclose the existence of OPM contracts and requiring OPM-employed student recruiters to identify themselves as OPM employees. In the past, other states, such as California, Florida, and New Jersey, have considered similar legislation. Our current degree programs may be negatively affected by such state legislation, and we may be required to make changes to our business model and renegotiate the terms of our university partner agreements with public universities located in such states. If we are unable to comply with the terms of such state legislation or negotiate terms with public universities acceptable under such state legislation, we may have to terminate our degree programs in those states, and our ability to generate revenue may be adversely affected.
If we violate the misrepresentation rule, or similar federal and state regulatory requirements, we could face fines, sanctions, and other liabilities.
Under our contracts with U.S.-based university partners, we are required to comply with other regulations promulgated by the DOE and comparable state laws that affect our marketing activities, including the misrepresentation rule. The misrepresentation rule is broad in scope and applies to statements our employees or agents may make about the nature of an university partner’s program, their financial charges, or the employability of their program graduates. A violation of this rule or other federal or state regulations applicable to our marketing activities by an employee or agent performing services for university partners could damage our reputation, result in the termination of university partner agreements, require us to pay fines or other monetary penalties, injunctions or other remedies and require us to pay the fees associated with indemnifying an university partner from private claims or government investigations. Any such outcomes could have a material adverse effect on our business, financial condition, and results of operations.
We are required to comply with the Family Educational Rights and Privacy Act (“FERPA”) for certain of our offerings, and failure to do so could harm our reputation and negatively affect our business.
FERPA generally prohibits an institution of higher education from disclosing personally identifiable information from a learner’s education records without the learner’s consent. Certain U.S.-based university degree and certificate partners and Coursera for Campus customers and their learners disclose to us certain information that originates from or composes a learner education record under FERPA. Through our contracts to provide services to these institutions, we are indirectly subject to FERPA. If we violate FERPA, it could result in a material breach of our agreements with one or more of our content creators and Coursera for Campus customers, which could harm our reputation. Further, in the event that we disclose learner information in violation of FERPA, the DOE could require a content creator to suspend our access to their learner information for at least five years.
We could face liability, or our reputation might be harmed, as a result of the activities of our customers, content creators, or learners for content on or accessible through our platform.
In some instances, various articles or other third-party content may be posted to our platform by customers, content creators, or learners. The laws governing the fair use of these third-party materials are imprecise and adjudicated on a case-by-case basis, which makes it challenging to adopt and implement appropriately balanced institutional policies governing these practices. As a result, we could incur liability to third parties for the unauthorized duplication, distribution, or other use of this material. In addition, third parties may allege misappropriation, plagiarism, or similar claims related to content appearing on our platform. Any such claims, including claims of defamation, disparagement, negligence, breach of warranty, misappropriation, or personal harm, could subject us to costly litigation and impose a significant strain on our financial resources and management personnel, regardless of whether the claims have merit. Our various liability insurance coverages may not cover potential claims of this type adequately or at all, and we may be required to, or may choose to, alter or cease our uses of such material, which may include changing or removing content or altering the functionality of our platform, or be required to pay monetary damages. Furthermore, if inappropriate, offensive, or unlawful content is posted on our platform by customers, content creators, or learners, it could harm our reputation, lead to a loss of such users or creators, and potentially expose us to legal liability.

While we rely on a variety of statutory and common-law frameworks and defenses, including those provided by the Digital Millennium Copyright Act of 1998 (“DMCA”), the Communications Decency Act of 1996 (“CDA”), the fair-use doctrine in the U.S., as well as the Digital Services Act (“DSA”), the Digital Markets Act (“DMA”) and the e-Commerce Directive in the European Union (“EU”), differences between statutes, limitations on immunity, requirements to maintain immunity, and moderation efforts in the many jurisdictions in which we operate may affect our ability to rely on these frameworks and defenses, or create uncertainty regarding liability for information or content uploaded by customers, content creators, or learners or otherwise contributed by third-parties to our platform. For example, while Section 230 of the CDA provides certain legal protections to online platforms from litigation related to content posted by users of their platforms, Section 230 has faced increasing litigation challenges and legislative proposals regarding the scope of its protection. These actions may increase the uncertainty of litigation risk for online platforms such as ours. Furthermore, Article 17 of the EU Directive on Copyright in the Digital Single Market affords copyright owners some enforcement rights that may conflict with U.S. safe harbor protections afforded to us under the DMCA. The DSA and DMA have gone into effect in the EU, updating the rules surrounding illegal content and requiring reports on the moderation of content. Moreover, regulators in the U.S. and in other countries in which we operate may introduce new regulatory regimes that increase potential liability for information or content available on our platform, or which impose additional obligations to monitor such information or content, which could increase our costs.
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
Risks Related to Privacy, Cybersecurity, and Infrastructure
If personal, confidential, or otherwise sensitive information about our learners, customers, content creators, or their employees is disclosed, or if we, or our third-party providers, are subject to cyberattacks, use of our platform could be curtailed, we may be exposed to liability, and our reputation could suffer.
Although we do not directly collect, transmit, and store financial information, such as credit cards and other payment information, except in very limited circumstances related to Enterprise customers, we utilize third-party payment processors who provide payment processing services on our behalf. We also collect and store certain personal information provided by our customers, content creators, learners, and potential learners, such as names, email addresses, and other data pertaining to their activity on our platform. The collection, transmission, and storage of such information is subject to stringent legal and regulatory obligations. Some of our third-party service providers, such as identity verification and payment processing providers, also regularly have access to personal information. In an effort to protect personal, confidential, or otherwise sensitive information, we rely on a variety of security measures, including encryption and authentication technology licensed from third parties. However, advances in computer capabilities, increasingly sophisticated tools and methods used by hackers and cyberterrorists, new discoveries in the field of cryptography, or other developments may result in our failure or inability to adequately protect this information. In addition, there may be scamming or phishing attempts, such as impersonating our personnel, our customers’ personnel, or our content creators’ personnel, in an effort to obtain personal information from our learners or otherwise make inappropriate use of our platform, which could expose us to liability, reduce learner, customer, and content creator satisfaction with our platform, or damage our reputation. For example, we have had several instances of users impersonating professors and inviting learners to off-platform forums in an effort to entice the learners to buy unrelated educational content.
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
Failure or perceived failure by us to comply with our privacy or data protection legal obligations, or any security breach that impacts personal, confidential, or otherwise sensitive information may result in government enforcement actions, litigation, or negative publicity and could cause learners to lose trust in us, which could have an adverse effect on our business. Furthermore, under the terms of our agreements with content creators and customers, and our primary legal obligations, we are responsible for the costs of investigating and disclosing security breaches. In addition to costs associated with investigating and fully disclosing a security breach in such instances, we could be subject to substantial costs to remedy the data breach, substantial monetary fines, or private claims by affected parties, and our reputation would likely be harmed.

Further, if we, or our third-party service providers, experience security breaches that result in platform performance or availability problems or the loss or unauthorized disclosure of personal, confidential, or otherwise sensitive information, our reputation and ability to maintain existing or attract new learners, customers, and content creators could be materially adversely affected. Learners could decline to enroll or stay enrolled in our content creators’ programs, customers could terminate our agreements or stop paying for our services, and content creators could scale back their programs or elect to not renew their agreements. We could be subject to third-party lawsuits, regulatory fines, or other action or liability. Further, any reputational damage resulting from breach of our security measures could create distrust of our Company by prospective learners, customers, or content creators.
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
We expect to incur ongoing costs associated with the detection and prevention of security breaches and other security-related incidents. We may incur additional costs in the event of a security breach or other security-related incident. Any actual or perceived compromise of our systems or data security measures or those of third parties with whom we do business, or any failure to prevent or mitigate the loss of personal, confidential, or otherwise sensitive information and delays in detecting or providing notice of any such compromise or loss could negatively impact us. These security breaches could, among others, disrupt our operations, harm the perception of our security measures, damage our reputation, cause some learners or content creators to decrease or stop their use of our platform or relationships with us, and could subject us to litigation, government action, increased transaction fees, regulatory fines or penalties, or other additional costs and liabilities that could harm our business, financial condition, and operating results.
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
Disruption to or failures of our platform could result in our content creators and learners becoming dissatisfied with our platform and could harm our reputation.
The performance and reliability of our platform and the underlying technology are critical to our operations, reputation, and ability to attract and retain learners, customers, and content creators. We must provide our learners with the ability to access our platform on a frequent and reliable basis, and our content creators rely on the availability of our platform to offer their content online. Our platform is complex and relies on cloud infrastructure provided by third parties, and may contain defects, errors, or vulnerabilities, or may not perform as contemplated. These errors, defects, disruptions, breaches, or other performance problems with our platform could damage our, or our content creators’, reputations, decrease learner, customer, or content creator satisfaction and retention, negatively impact our ability to attract new learners, customers, and content creators, and could result in large indemnity payments to them for losses suffered or incurred in connection with any such defects or errors on our platform, or other liabilities relating to or arising from our platform. In addition, sustained or recurring disruptions in our platform or its underlying technology could adversely affect our, or our content creators’, compliance with applicable regulations and accrediting body standards.
Further, if we fail to accurately predict the rate or timing of our platform growth, we may be required to incur significant additional costs to maintain reliability. We also depend on the development and maintenance of the internet infrastructure, including maintenance of reliable internet networks with the necessary speed, data capacity, and security. If we experience failures in our technology infrastructure or do not expand our technology infrastructure successfully, then our ability to attract and retain learners, customers, and content creators, our growth prospects, and our business could suffer.

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
A number of our customers integrate our learning management platform with certain learning management systems or learning experience platforms using application programming interfaces for user management, usage reporting, and content listings, and we expect this number of customers to grow. The functionality and popularity of our platform depends, in part, on our ability to integrate our platform with third-party applications and software. Third-party application and software providers may change their features, restrict our access, or alter their usage terms in ways that could negatively affect us. Such changes could functionally limit or terminate our ability to use them in conjunction with our platform, which could negatively impact our offerings and harm our business. If we fail to integrate our platform with new third-party applications and software that our learners, customers, and content creators utilize, we may not be able to offer the functionality that they need, which would negatively impact our ability to generate revenue and adversely impact our business.
Our payments system depends on third-party providers and is subject to evolving laws and regulations.
We rely on third-party payment processors to manage learner and certain customer payments on our platform. These third-party service providers perform essential services such as card processing, currency exchange, identity verification, and fraud analysis. If these service providers do not perform adequately, terminate their relationships with us, refuse to renew their agreements on commercially reasonable terms, or impose additional requirements, we may need to find alternative payment processors. We may not be able to secure similar terms or replace such payment processors in an acceptable timeframe. Further, the software and services provided by our third-party payment processors may not meet our expectations, contain errors or vulnerabilities, be compromised, experience outages, or such processors may impose additional authentication, validation, or other requirements. Any of these risks could cause us to lose our ability to accept online payments, conduct other payment transactions, or make it difficult for our customers to make payments to us, any of which could make our platform less convenient and attractive and harm our ability to attract and retain learners, customers, and content creators. In addition, if these providers increase the fees they charge us, our operating expenses could increase.
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
Our learners, customers, and content creators rely on access to the internet and mobile networks to access our platform. Internet service providers may choose to disrupt or degrade access to our platform or increase the cost of such access. Internet service providers or mobile network operators could also attempt to charge us for providing access to our platform. In January 2018, the Federal Communications Commission (the “FCC”) released an order reclassifying broadband internet access as an information service, subject to certain provisions of Title I of the Communications Act. Among other things, the order eliminates rules adopted in 2015 that prohibited broadband providers from blocking, impairing, or degrading access to legal content, applications, services, or non-harmful devices, or engaging in the practice of paid prioritization (e.g., the favoring of some lawful internet traffic over other traffic in exchange for higher payments). The order was contested and affirmed in federal court, and the parties declined to appeal the decision to the Supreme Court. A number of states have also enacted or are considering legislation or executive actions that would regulate the conduct of broadband providers. Most recently, on January 2, 2025, the U.S. Court of Appeals for the Sixth Circuit struck down a rule by the FCC attempting to reclassify broadband as a regulated “telecommunications service” subject to the net neutrality rule. If the absence of net neutrality regulations leads to difficulties for our learners, customers, or content creators to access our platform, we can face increased costs, lose existing learners, customers, and content creators, face difficulties attracting new ones, and experience material and adverse impacts on our business and growth opportunities. Outside of the U.S., government regulation of the internet, including the idea of net neutrality, may be developing or non-existent. As a result, we could face discriminatory or anti-competitive practices that could impede our growth prospects, increase our costs, and harm our business.
If the mobile solutions available to our learners, customers, and content creators are not effective, the use of our platform could decline.
Learners and customers have been increasingly accessing our platform through our mobile app. The smaller screen size and reduced functionality associated with some mobile devices may make the use of our platform more difficult or our customers and content creators may believe that online learning through such mobile devices is not effective. Learners accessing our network primarily on mobile devices may not enroll in our content or programs as often as those accessing our platform through personal computers, which could result in less revenue for us. If we are not able to provide our customers and content creators with the functionality to deliver a rewarding experience on mobile devices, their ability to attract learners to their programs may be harmed and, consequently, our business may suffer.
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
If our learners, customers, or content creators encounter difficulty accessing or using, or if they choose not to use, our mobile solutions, our growth prospects and our business may be adversely affected.
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
We use social media, emails, push notifications, and text messages as part of our omnichannel marketing approach. As laws and regulations evolve to govern the use of these channels, the failure by us, our employees, our content creators, or third parties acting at our direction to comply with these laws and regulations could adversely affect our reputation or subject us to fines or other penalties. In addition, our employees, our content creators, or third parties acting at our direction may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement of IP, as well as the public disclosure of proprietary, confidential, or sensitive personal information of our business, employees, learners, customers, content creators, or others. Information concerning us, our learners, customers. or content creators, whether accurate or not, may be posted on social media platforms at any time and may have an adverse impact on our brand, reputation, or business. The harm may be immediate without affording us an opportunity for redress or correction and could have a material adverse effect on our reputation, business, operating results, financial condition, and prospects.

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
In addition, the development of sophisticated AI technologies creates new avenues for potential infringement of our or our content creators’ IP rights. There is a risk that third parties may use our content, data sets, or other proprietary materials without our authorization to “train” AI applications. Such unauthorized use could create derivative works that may or may not infringe on our IP or that of our content creators. Conversely, we may face claims alleging that our own use of AI technologies infringes on the IP rights of others. Navigating this evolving legal landscape could be costly, divert significant management attention, or harm our business.
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
Instructors and learners featured in video segments hosted on our platform may claim that we did not obtain proper assignments, licenses, consents, and releases for using their likenesses, images, or other contributed content. Although our content creators are contractually required to secure these rights for their course material, we cannot be certain that they have done so. Moreover, the laws governing rights of publicity and privacy, and the laws governing instructor ownership of educational content, are imprecise and adjudicated on a case-by-case basis, such that the enforcement of agreements to transfer the necessary rights is unclear. As a result, we could incur liability to third parties for the unauthorized duplication, display, distribution, or other use of this material. Any such claims could subject us to costly litigation and impose a significant strain on our financial resources and management personnel, regardless of whether the claims have merit. Our various liability insurance coverages may not cover potential claims of this type adequately or at all, and we may be required to alter or cease our use of such material, which may include changing or removing content from courses, or to pay monetary damages. Moreover, claims by instructors and learners could damage our reputation, regardless of whether such claims have merit.

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
Many of the underlying laws, rules, and regulations imposing taxes and other obligations were established before the growth of the internet and e-commerce. U.S. federal, state, local, and foreign taxing authorities are currently reviewing the appropriate treatment of companies engaged in e-commerce and considering changes to existing tax or other laws that could levy sales, income, consumption, use, or other taxes relating to our activities, and/or impose obligations on us to collect such taxes. If such tax or other laws, rules, or regulations are amended, or if new laws, rules, or regulations are enacted, the results could increase our tax payments or other obligations, prospectively or retrospectively, subject us to interest and penalties, decrease the demand for our services if we pass on such costs to our learners, customers, or content creators, result in increased costs to update or expand our technological or administrative infrastructure, or effectively limit the scope of our business activities if we decided not to conduct business in particular jurisdictions. As a result, these changes may have a material adverse effect on our business, results of operations, financial condition, and prospects.
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
•the strength of the global economy or the economy in the jurisdictions in which we operate, and market conditions in our industry and those affecting our content creators and learners;
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
Unlike traditional Delaware corporations, whose directors have a fiduciary duty to focus exclusively on maximizing stockholder value, our directors have a fiduciary duty to consider not only stockholders’ interests, but also the Company’s specific public benefit and the interests of other stakeholders affected by our actions. Therefore, we may take actions that we believe will be in the best interests of those stakeholders materially affected by our specific benefit purpose, even if those actions do not maximize our financial results. While our public benefit designation aims to provide an overall net benefit to us, our learners, customers, and content creators, it may lead to decisions and actions that do not prioritize income generation, and hence may affect distribution to our stockholders. Our pursuit of longer-term or non-pecuniary benefits may not materialize within the timeframe we expect or at all and may have a negative effect on any amounts available for distribution to our stockholders. Accordingly, being a PBC and complying with our related obligations could harm our business, results of operations, and financial condition, which in turn could cause our stock price to decline.
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
Our focus on the long-term best interests of our Company as a PBC and our consideration of all of our stakeholders, including our stockholders, learners, customers, content creators, employees, the communities in which we operate, and other stakeholders that we may identify from time to time, may conflict with short- or medium-term financial interests and business performance, which may negatively impact our stock price.
We believe that focusing on the long-term best interests of our Company as a PBC and our consideration of all of our stakeholders, including our stockholders, learners, customers, content creators, employees, the communities in which we operate, and other stakeholders we may identify from time to time, is essential to the long-term success of our Company and to long-term stockholder value. Therefore, we have made, and may in the future, make decisions that we believe are in the long-term best interests of our Company and our stockholders, even if such decisions may negatively impact the short- or medium-term performance of our business, results of operations, and financial condition or the short- or medium-term performance of our common stock. Our commitment to pursuing long-term value for the Company and its stockholders, potentially at the expense of short- or medium-term performance, may have a material adverse effect on our stock price, including making ownership of our common stock less appealing to investors who are focused on returns over a shorter time horizon. Our decisions and actions aimed at achieving long-term success and enhancing long-term stockholder value—such as improving platform trust and safety, altering community support delivery, strengthening relationships with learners, customers, content creators, and employees, introducing new offerings and services, investing in social impact initiatives, and adapting to regulatory changes—may not yield the anticipated long-term benefits. If these initiatives do not deliver the expected outcomes, our business, results of operations, financial condition, and our stock price could be materially adversely affected.

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
We believe that our company culture has been critical to our success. In addition, we believe that our status as a PBC and our commitment to providing global access to flexible and affordable world-class learning that supports personal development, career advancement, and economic opportunity distinguish us from our competitors and promote a relationship founded on trust among our learners, customers, content creators, and employees. However, we face a number of challenges that may affect our ability to sustain our company culture, including:
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
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2025, the following officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted Rule 10b5-1 trading arrangements, as defined in Item 408 of Regulation S-K, for the sale of our common stock. Shares in each Rule 10b5-1 trading arrangement that are subject to restricted stock units (“RSUs”) and stock options may only be traded following satisfaction of applicable vesting requirements. In addition, because of pricing (such as future share price targets) and timing conditions in each Rule 10b5-1 trading arrangement, it is not yet determinable how many shares actually will be sold under each plan prior to its expiration date.
On May 15, 2025, Michele M. Meyers, Vice President, Accounting and Chief Accounting Officer, entered into a Rule 10b5-1 trading arrangement that provides for the sale of up to 21,000 shares of our common stock. This trading arrangement is scheduled to expire on February 27, 2026.
On May 30, 2025, Marcelo C. Modica, Senior Vice President and Chief People Officer, entered into a Rule 10b5-1 trading arrangement that provides for the sale of up to 51,720 shares of our common stock. This trading arrangement is scheduled to expire on August 28, 2026.
These Rule 10b5-1 trading arrangements were entered into in writing during an open trading window and are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and in accordance with our policies regarding transactions in our securities.
During the three months ended June 30, 2025, no directors or other officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Coursera, Inc. (incorporated by reference from Exhibit 3.1 filed with the registrant’s Quarterly Report on Form 10-Q filed August 13, 2021).
3.2	Amended and Restated Bylaws of Coursera, Inc. (incorporated by reference from Exhibit 3.2 filed with the registrant’s Quarterly Report on Form 10-Q filed August 13, 2021).
10.1+	Coursera, Inc. Cash Incentive Compensation Plan (incorporated by reference from exhibit 10.3 filed with the registrant’s Quarterly Report on Form 10-Q filed May 1, 2025).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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

COURSERA, INC.

Date: July 31, 2025	By:	/s/ Gregory M. Hart
Gregory M. Hart
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: July 31, 2025	By:	/s/ Kenneth R. Hahn
Kenneth R. Hahn
Senior Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

Date: July 31, 2025	By:	/s/ Michele M. Meyers
Michele M. Meyers
Vice President, Accounting and Chief Accounting Officer
(Principal Accounting Officer)