Form 10-Q
period 2025-09-30
Coursera, Inc.
filed 2025-10-31
CIK 1651562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 23, 2025, the registrant had 166.4 million shares of common stock, $0.00001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except par value amounts)
(Unaudited)

	September 30, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$797.7	$726.1
Accounts receivable, net	58.7	59.7
Deferred costs, net	20.3	24.7
Prepaid expenses and other current assets	20.6	20.2
Total current assets	897.3	830.7
Property, equipment, and software, net	41.8	36.9
Intangible assets, net	25.6	24.5
Other assets	30.6	38.2
Total assets	$995.3	$930.3
Liabilities and Stockholders’ Equity
Current liabilities:
Content liabilities	$103.8	$104.1
Other accounts payable and accrued expenses	26.3	19.2
Accrued compensation and benefits	32.0	31.6
Deferred revenue, current	177.4	159.7
Other current liabilities	10.0	12.9
Total current liabilities	349.5	327.5
Deferred revenue, non-current	1.6	1.6
Other liabilities	4.7	3.8
Total liabilities	355.8	332.9
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10.0 shares authorized and no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value—300.0 shares authorized as of September 30, 2025 and December 31, 2024; 166.2 shares issued and outstanding as of September 30, 2025, and 165.3 shares issued and 160.1 shares outstanding as of December 31, 2024	—	—
Additional paid-in capital	1,523.9	1,506.7
Treasury stock, at cost— none and 5.2 shares as of September 30, 2025 and December 31, 2024	—	(49.1)
Accumulated deficit	(884.4)	(860.2)
Total stockholders’ equity	639.5	597.4
Total liabilities and stockholders’ equity	$995.3	$930.3
See Notes to Condensed Consolidated Financial Statements.

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$194.2	$176.1	$560.6	$515.5
Cost of revenue	88.2	79.9	254.0	239.6
Gross profit	106.0	96.2	306.6	275.9
Operating expenses:
Research and development	30.0	31.6	88.8	99.9
Sales and marketing	67.4	59.0	187.8	174.7
General and administrative	24.2	27.3	76.0	81.9
Restructuring related charges	—	—	(0.9)	2.1
Total operating expenses	121.6	117.9	351.7	358.6
Loss from operations	(15.6)	(21.7)	(45.1)	(82.7)
Interest income, net	8.3	9.3	24.1	28.2
Other income (expense), net	(0.5)	0.2	(0.1)	(0.1)
Loss before income taxes	(7.8)	(12.2)	(21.1)	(54.6)
Income tax expense	0.8	1.5	3.1	3.3
Net loss	$(8.6)	$(13.7)	$(24.2)	$(57.9)
Net loss per share—basic and diluted	$(0.05)	$(0.09)	$(0.15)	$(0.37)
Weighted average shares used in computing net loss per share—basic and diluted	164.6	157.6	162.6	156.8
See Notes to Condensed Consolidated Financial Statements.

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(8.6)	$(13.7)	$(24.2)	$(57.9)
Change in unrealized loss on marketable securities, net of tax	—	—	—	(0.1)
Comprehensive loss	$(8.6)	$(13.7)	$(24.2)	$(58.0)
See Notes to Condensed Consolidated Financial Statements.

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance—June 30, 2025	163.5	$—	$1,519.8	1.8	$(17.0)	$—	$(875.8)	$627.0
Exercise of stock options	1.6	—	(2.2)	(0.7)	7.0	—	—	4.8
Vesting of restricted stock units, net of tax withholdings	1.1	—	(18.7)	(1.1)	10.0	—	—	(8.7)
Stock-based compensation	—	—	25.0	—	—	—	—	25.0
Net loss	—	—	—	—	—	—	(8.6)	(8.6)
Balance—September 30, 2025	166.2	$—	$1,523.9	—	$—	$—	$(884.4)	$639.5
Balance—December 31, 2024	160.1	$—	$1,506.7	5.2	$(49.1)	$—	$(860.2)	$597.4
Exercise of stock options	2.5	—	(6.0)	(1.6)	14.6	—	—	8.6
Vesting of restricted stock units, net of tax withholdings	3.2	—	(52.2)	(3.2)	30.4	—	—	(21.8)
Issuance of common stock related to employee stock purchase plan	0.4	—	(1.3)	(0.4)	4.1	—	—	2.8
Stock-based compensation	—	—	76.7	—	—	—	—	76.7
Net loss	—	—	—	—	—	—	(24.2)	(24.2)
Balance—September 30, 2025	166.2	$—	$1,523.9	—	$—	$—	$(884.4)	$639.5
Balance—June 30, 2024	156.8	$—	$1,489.8	8.5	$(79.7)	$—	$(824.9)	$585.2
Exercise of stock options	0.4	—	(2.4)	(0.4)	3.7	—	—	1.3
Vesting of restricted stock units, net of tax withholdings	1.2	—	(17.9)	(1.2)	11.0	—	—	(6.9)
Issuance of restricted stock awards	—	—	(0.1)	—	0.1	—	—	—
Stock-based compensation	—	—	27.4	—	—	—	—	27.4
Net loss	—	—	—	—	—	—	(13.7)	(13.7)
Balance—September 30, 2024	158.4	$—	$1,496.8	6.9	$(64.9)	$—	$(838.6)	$593.3
Balance—December 31, 2023	155.3	$—	$1,460.0	7.6	$(63.2)	$0.1	$(780.7)	$616.2
Exercise of stock options	2.1	—	—	(0.8)	6.9	—	—	6.9
Vesting of restricted stock units, net of tax withholdings	3.6	—	(51.5)	(2.5)	23.2	—	—	(28.3)
Repurchases of common stock	(3.1)	—	—	3.1	(36.7)	—	—	(36.7)
Issuance of restricted stock awards	—	—	(0.1)	—	0.1	—	—	—
Issuance of common stock related to employee stock purchase plan	0.5	—	(1.0)	(0.5)	4.8	—	—	3.8
Stock-based compensation	—	—	89.4	—	—	—	—	89.4
Other comprehensive loss	—	—	—	—	—	(0.1)	—	(0.1)
Net loss	—	—	—	—	—	—	(57.9)	(57.9)
Balance—September 30, 2024	158.4	$—	$1,496.8	6.9	$(64.9)	$—	$(838.6)	$593.3
See Notes to Condensed Consolidated Financial Statements.

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(24.2)	$(57.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21.8	18.7
Stock-based compensation expense	71.0	83.1
Impairment losses	3.1	0.8
Other	(0.3)	0.2
Changes in operating assets and liabilities:
Accounts receivable, net	1.0	19.3
Prepaid expenses and other assets	6.2	1.2
Accounts payable and accrued expenses	9.1	(3.7)
Accrued compensation and other liabilities	(2.6)	0.2
Deferred revenue	17.8	14.3
Net cash provided by operating activities	102.9	76.2
Cash flows from investing activities:
Proceeds from maturities of marketable securities	—	66.0
Purchases of content assets	(8.0)	(10.2)
Capitalized internal-use software costs	(13.3)	(13.6)
Purchases of property, equipment, and software	(1.1)	(0.5)
Net cash provided by (used in) investing activities	(22.4)	41.7
Cash flows from financing activities:
Proceeds from exercise of stock options	8.6	6.9
Proceeds from employee stock purchase plan	2.8	3.8
Payments for repurchases of common stock	—	(36.7)
Payments for tax withholding on vesting of restricted stock units	(21.8)	(28.3)
Net cash used in financing activities	(10.4)	(54.3)
Net increase in cash, cash equivalents, and restricted cash	70.1	63.6
Cash, cash equivalents, and restricted cash—beginning of period	728.4	658.1
Cash, cash equivalents, and restricted cash—end of period	$798.5	$721.7

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$3.7	$3.5
Supplemental disclosure of noncash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$5.7	$6.3
Right-of-use asset obtained in exchange for operating lease liability	$—	$3.0
Content assets, unpaid or acquired through non-cash consideration	$2.8	$3.6
See Notes to Condensed Consolidated Financial Statements.

COURSERA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
1.    BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) of Coursera, Inc., a Delaware public benefit corporation, and its subsidiaries (“Coursera,” the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These Condensed Consolidated Financial Statements (Unaudited) have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of our financial information. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period or for any other future year.
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
Chief Executive Officer Transition and Segment Reporting
Effective February 3, 2025, our Board of Directors (the “Board”) appointed Gregory Hart as our President, Chief Executive Officer (“CEO”), and a Class III director on our Board. Refer to Note 11 for additional information.
Our chief operating decision maker (“CODM”) is our CEO. In connection with Mr. Hart’s appointment as our CEO, we simplified our business model and conduct our operations through two reporting segments: Consumer and Enterprise. This updated structure reflects how our CODM assesses performance and allocates resources to support our strategic and operational priorities. This segment reporting change does not impact our Enterprise segment or consolidated results. Refer to Note 13 for additional information.
Reclassification
As of June 30, 2025, we changed the Condensed Consolidated Balance Sheets’ caption for “Educator partners payable” to “Content liabilities.” In conjunction with this update, $0.4 million and $2.2 million of unpaid purchases of content assets as of September 30, 2025 and December 31, 2024 are now reflected in “Content liabilities.” These amounts would have previously been reported in “Other accounts payable and accrued expenses.” Other certain prior period amounts have been reclassified to conform to current presentation.

2.    SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The Condensed Consolidated Financial Statements (Unaudited) include the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Summary of Significant Accounting Policies
There have been no significant changes to our significant accounting policies as of and for the three and nine months ended September 30, 2025 as compared to the significant accounting policies described in our Form 10-K.
Concentrations of Risk
Financial instruments that potentially subject us to concentration of credit risk consist of cash and cash equivalents. We only invest in high-credit-quality instruments and maintain our cash equivalents in fixed-income securities. We place our cash primarily with domestic financial institutions that are federally insured within statutory limits.
For the purpose of assessing the concentration of credit risk with respect to accounts receivable and significant customers, we treat a group of customers under common control or customers that are affiliates of each other as a single customer. For the three and nine months ended September 30, 2025 and 2024, we did not have any customers that accounted for more than 10% of our revenue. As of September 30, 2025, we did not have any customers that accounted for more than 10% of our net accounts receivable balance.
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
Impairment of Assets
Deferred Costs, Net and Other Assets
Impairment losses for the three months ended September 30, 2025 and for the three and nine months ended September 30, 2024 were immaterial. During the nine months ended September 30, 2025, we recognized impairment losses of $1.2 million on deferred partner fees and $1.0 million on content development grants, which we do not expect to recover. These impairment losses were recorded within cost of revenue and sales and marketing expenses, respectively, in the Condensed Consolidated Statements of Operations.

Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities on an annual basis to disclose (1) specific categories in the tax rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. This ASU will be effective for annual reporting periods beginning with our fiscal year ending December 31, 2025. The amendments should be applied on a prospective basis, though retrospective application is permitted. We preliminarily expect the new ASU to result in disclosure of disaggregated data about our tax payments within certain U.S. states, India, Canada, and the U.K. We are evaluating the components of our tax rate reconciliation to ensure disclosure of sufficient information to enable users of our financial statements to understand the nature and magnitude of factors contributing to the difference between the effective tax rate and the statutory tax rate.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification 606, Revenue from Contracts with Customers. The practical expedient allows entities to assume that current conditions as of the balance sheet date remain unchanged over the remaining life of the asset. This ASU will be effective for annual reporting periods beginning with our fiscal year ending December 31, 2026, and for interim reporting periods beginning with our fiscal quarter ending March 31, 2027, with early adoption permitted. The amendments are to be applied prospectively. We are currently evaluating the impact ASU 2025-05 will have on our consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which aims to modernize the accounting for internal-use software costs by eliminating references to software development stages and introducing a new threshold for capitalization. Under the updated guidance, capitalization begins when (1) management authorizes and commits to funding the project and (2) it is probable that the project will be completed and the software will be used for its intended purpose. The ASU also provides enhanced guidance on evaluating the “probable-to-complete” threshold and consolidates website development cost guidance into Subtopic 350-40. This ASU will be effective for annual reporting periods beginning with our fiscal year ending December 31, 2028 and for interim reporting periods beginning with our fiscal quarter ending March 31, 2029, with early adoption permitted. The amendments may be applied prospectively, retrospectively, or using a modified retrospective approach. We are currently evaluating the impact ASU 2025-06 will have on our consolidated financial statements and related disclosures.
3.    REVENUE RECOGNITION
Deferred Revenue
Revenue recognized during the nine months ended September 30, 2025 and 2024 that was included in the corresponding deferred revenue balance at the beginning of each year was $149.2 million and $129.8 million.
Remaining Performance Obligations
Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue in the Condensed Consolidated Balance Sheets and unbilled amounts that will be recognized as revenue in future periods. As of September 30, 2025, we had remaining performance obligations of $339.0 million and expect to recognize approximately 70% as revenue over the next 12 months and the remainder thereafter.

Costs to Obtain and Fulfill Contracts
The following table presents our capitalization and amortization of commissions and related payroll tax expenditures recorded within sales and marketing in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
Commissions and related payroll tax expenditures:	2025	2024	2025	2024
Capitalization	$3.4	$3.8	$7.3	$8.9
Amortization	$3.8	$3.9	$11.6	$11.3
Deferred commissions and related payroll tax expenditures, which are included in deferred costs and other assets, were as follows:

	September 30, 2025	December 31, 2024
Deferred costs, net	$12.7	$13.8
Other assets	$11.4	$14.6
4.    INVESTMENTS
Investments Measured at Fair Value on a Recurring Basis
The following table summarizes our investments measured at fair value on a recurring basis by balance sheet classification and investment type:

	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value - Level 1	Amortized Cost	Fair Value - Level 1
Cash equivalents—U.S. Treasury securities	$550.7	$550.7	$529.5	$529.5
Cash equivalents—money market funds	220.1	220.1	174.2	174.2
Total cash equivalents	$770.8	$770.8	$703.7	$703.7
Gross unrealized and realized gains and losses related to our cash equivalents were not material for the three and nine months ended September 30, 2025 and 2024.
Investments Measured at Fair Value on a Nonrecurring Basis
Our existing equity investments are remeasured at fair value on a nonrecurring basis when an identifiable event or change in circumstance may have a significant adverse impact on its fair value. No such events or changes occurred during the three and nine months ended September 30, 2025 and 2024.
5.    CONSOLIDATED BALANCE SHEET COMPONENTS
Restricted Cash
The reconciliation of cash, cash equivalents, and restricted cash was as follows:

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$797.7	$726.1
Restricted cash, current	—	1.6
Restricted cash, non-current	0.8	0.7
Total cash, cash equivalents, and restricted cash	$798.5	$728.4

Accounts Receivable, Net
Accounts receivable, net consisted of the following:

	September 30, 2025	December 31, 2024
Billed accounts receivable, net of allowance for credit losses	$46.8	$55.4
Unbilled accounts receivable	11.9	4.3
Accounts receivable, net	$58.7	$59.7
Property, Equipment, and Software, Net
Property, equipment, and software, net consisted of the following:

	September 30, 2025	December 31, 2024
Internal-use software and website development	$113.1	$94.6
Computer equipment and purchased software	4.9	4.7
Leasehold improvements	1.1	0.7
Furniture and fixtures	0.8	0.5
Total property, equipment, and software	119.9	100.5
Less accumulated depreciation and amortization	(78.1)	(63.6)
Property, equipment, and software, net	$41.8	$36.9
The following table presents depreciation and amortization expense related to property, equipment, and software as well as the portion of amortization expense related to internal-use software and website development that is recorded within cost of revenue in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation and amortization expense	$4.8	$4.6	$14.7	$15.0
Amortization expense for internal-use software and website development	$4.6	$4.2	$14.0	$13.6
Intangible Assets, Net
Intangible assets, net consisted of the following:

	September 30, 2025			December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Content assets	$39.3	$(13.7)	$25.6	$31.2	$(7.6)	$23.6
Developed technology	8.4	(8.4)	—	8.4	(7.5)	0.9
Intangible assets	$47.7	$(22.1)	$25.6	$39.6	$(15.1)	$24.5
Capitalization of content assets and amortization expense for intangible assets were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Capitalization of content assets	$1.9	$7.0	$8.6	$12.5
Amortization expense for intangible assets	$2.5	$1.4	$7.1	$3.7

As of September 30, 2025, future expected amortization expense for intangible assets was as follows:

Remainder of 2025	$2.3
2026	7.5
2027	6.1
2028	5.5
2029	3.7
Thereafter	0.5
Total	$25.6
6.    LEASES
We have entered into various non-cancelable office space operating leases with lease periods expiring through June 2030. These leases do not contain residual value guarantees, covenants, or other restrictions.
In August 2024, we entered into an operating lease agreement for office space in Mountain View, California to replace our existing headquarters lease, resulting in the recognition of an operating lease right-of-use asset and operating lease liability of $3.0 million. The lease term commenced in September 2024 and terminates in June 2030. The operating lease agreement includes an option to extend or terminate the lease, which is not reasonably certain to be exercised and, therefore, is not factored into the determination of lease payments.
7.    INCOME TAXES
Income tax expense or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are considered in the relevant period. Each quarter, we update the estimate of the annual effective tax rate, and if the estimated tax rate changes, we record a cumulative adjustment.
Our effective tax rate for the three months ended September 30, 2025 and 2024 was (10.1%) and (12.4%). For the nine months ended September 30, 2025 and 2024, our effective tax rate was (14.5%) and (6.1%). The difference between the effective tax rate and the U.S. federal statutory rate is primarily due to a valuation allowance for our federal and state net deferred tax assets, income taxes on foreign operations, U.S. state income taxes, and stock-based compensation expense.
As of September 30, 2025, we continued to have a full valuation allowance against our U.S. federal and state deferred tax assets. Management regularly evaluates the realizability of our deferred tax assets. Adjustments are recorded to income during the period in which management makes the determination a deferred tax asset is more likely than not to be realized.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the U.S. The OBBBA provides for the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and restores certain favorable corporate tax provisions, such as the current deduction for U.S.-based research expenditures. The impact of the OBBBA was not material to our Condensed Consolidated Financial Statements (Unaudited) and related disclosures.
8.    NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(8.6)	$(13.7)	$(24.2)	$(57.9)
Denominator:
Weighted-average shares used in computing net loss per share—basic and diluted	164.6	157.6	162.6	156.8
Net loss per share—basic and diluted	$(0.05)	$(0.09)	$(0.15)	$(0.37)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2025	2024
Restricted stock units (“RSUs”)	17.7	17.6
Common stock options	11.6	9.6
Performance stock units (“PSUs”)	0.6	0.3
ESPP stock purchase rights (“ESPP Rights”)	0.3	0.5
Total	30.2	28.0
9.    COMMITMENTS AND CONTINGENCIES
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
Additionally, we entered into settlement agreements with the majority of the remaining claimants in May 2025 for $4.5 million, which we paid in July 2025. The remaining arbitration claims are not considered material. While we maintain insurance policies intended to provide coverage for the aforementioned claims and have notified our insurance carriers about these claims, there can be no assurance regarding if or to what extent our insurance may cover such claims or any future claims.
Legal fees related to these matters were insignificant during the three and nine months ended September 30, 2025 and the three months ended September 30, 2024 and were $1.2 million during the nine months ended September 30, 2024.

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
During the nine months ended September 30, 2024, we repurchased an aggregate of approximately 3.1 million shares of our common stock for $36.7 million under the aforementioned program.
11.    EMPLOYEE BENEFIT PLANS
Stock Incentive Plans
As of September 30, 2025, 15.3 million shares and 6.2 million shares of our common stock were reserved for future issuance under our 2021 Stock Incentive Plan (the “2021 Plan”) and 2021 Employee Stock Purchase Plan (the “ESPP”). Shares issuable under the 2021 Plan and the ESPP may be drawn from authorized but unissued shares or from treasury stock. In 2024, we began settling stock option exercises, vesting of RSUs, and ESPP purchases by reissuing shares of our common stock from treasury stock. During the three months ended September 30, 2025, we reissued all of our remaining treasury stock.
Leadership Transitions
As described in Note 1, Mr. Hart was appointed on February 3, 2025 (the “Start Date”) as our President, CEO, and a Class III director on our Board. Pursuant to the terms of his offer letter, the Board granted Mr. Hart new hire equity awards consisting of approximately 1.9 million RSUs, 3.7 million service-based stock options, and 1.4 million performance-based stock options. The RSUs are scheduled to vest over four years, with 25% vesting on the first anniversary of the Start Date, 6.25% vesting on February 15, 2026, and the remainder vesting in equal quarterly installments thereafter, subject to Mr. Hart’s continued employment through each vesting date. The service-based stock options have an exercise price of $7.81 per share and are scheduled to vest over four years, with 25% vesting on the first anniversary of the Start Date and the remainder vesting in equal quarterly installments thereafter, subject to continued employment. The performance-based stock options also have an exercise price of $7.81 per share and are scheduled to vest upon satisfaction of both service- and market-based vesting conditions. The service-based vesting condition is consistent with the vesting schedule of the service-based stock options, and the market-based vesting condition is satisfied when the trailing simple moving average closing price of the Company’s common stock over a 60-trading day period equals or exceeds $12.81 per share.
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

In connection with the CEO transition, we entered into separation and advisory agreements with our former CEO. The advisory agreement was effective through August 15, 2025. During the advisory period, he continued to vest in his stock awards, and the exercise period of his outstanding vested stock options was extended through August 3, 2026. The modification of his stock-based awards, coupled with a non-substantive service period, resulted in the recognition of $4.1 million of stock-based compensation expense during the nine months ended September 30, 2025. The separation agreement also included other benefits, which are not considered material.
Effective October 29, 2025, Kenneth Hahn resigned from his positions as our Senior Vice President, Chief Financial Officer, and Treasurer. Under the retention agreement entered into on January 29, 2025, Mr. Hahn’s resignation qualified him for enhanced severance benefits. In connection with his departure, on October 30, 2025, we entered into a separation agreement and a one-year advisory agreement with Mr. Hahn, which included a general release of claims. During the advisory period, his outstanding equity awards will continue to vest according to their original terms, and the exercise period for his vested stock options will be extended through October 29, 2027. As a result of the modification of Mr. Hahn’s equity awards and our determination that the advisory period constitutes a non-substantive service period, we expect to recognize the related stock-based compensation expense during the three months ending December 31, 2025. Other benefits provided under the separation and advisory agreements are not considered material.
Stock Options
We grant stock options at prices equal to the grant date fair value. Typically, these stock options expire ten years from the grant date and vest ratably over a four-year service period.
Stock option activity for the nine months ended September 30, 2025 was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balance—December 31, 2024	9.1	$7.64	4.97	$25.3
Granted	5.2	7.81
Exercised	(2.5)	3.55
Canceled	(0.2)	18.65
Balance—September 30, 2025	11.6	$8.38	6.55	$47.3
Options vested	5.7	$8.62	3.79	$25.5
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

RSU and PSU activity for the nine months ended September 30, 2025 was as follows:

	RSUs			PSUs
	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested balance—December 31, 2024	16.1	$12.82	$136.7	0.3	$14.36	$2.2
Granted(1)	10.5	8.03		0.5	7.94
Vested(2)	(5.4)	13.75		(0.1)	14.36
Forfeited(3)	(3.5)	12.02		(0.1)	14.36
Unvested balance—September 30, 2025	17.7	$9.86	$207.1	0.6	$9.19	$7.4

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
Stock-Based Compensation Expense
Stock-based compensation expense is classified in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$0.6	$0.6	$1.9	$2.0
Research and development	8.5	10.1	26.0	32.0
Sales and marketing	5.3	5.8	15.7	22.2
General and administrative	8.6	8.7	29.0	26.9
Restructuring related charges	—	—	(1.6)	—
Total	$23.0	$25.2	$71.0	$83.1
We capitalized $2.0 million and $2.2 million of stock-based compensation related to our internal-use software during the three months ended September 30, 2025 and 2024 and $5.7 million and $6.3 million during the nine months ended September 30, 2025 and 2024.
The table below presents unrecognized employee compensation cost related to unvested shares and the weighted-average period over which it is expected to be recognized:

	September 30, 2025
	Unrecognized Employee Compensation Cost Related to Unvested Shares	Weighted-Average Period Over Which the Compensation Is Expected to Be Recognized (in Years)
RSUs	$158.2	2.7
Common stock options	23.3	3.1
ESPP Rights	3.2	0.7
PSUs	4.1	3.5

Common Stock Reserved for Issuance
The following table presents total shares of our common stock reserved for future issuance:

	September 30, 2025	December 31, 2024
RSUs outstanding	17.7	16.1
Stock options outstanding	11.6	9.1
PSUs outstanding	0.6	0.3
Shares available for future grants	21.5	22.5
Total shares of common stock reserved	51.4	47.9
401(k) Plan
We have a 401(k) savings plan that provides for a discretionary employer-matching contribution. We made matching contributions of $0.2 million to the plan for both the three months ended September 30, 2025 and 2024 and $1.4 million and $1.5 million during the nine months ended September 30, 2025 and 2024.
12.    RELATED PARTY TRANSACTIONS
We have an ongoing content sourcing agreement with DeepLearning.AI Corp (“DeepLearning.AI”), which is owned by our chairman and co-founder, Dr. Andrew Ng. This agreement was entered into in the ordinary course of business and subject to standard commercial terms. Fees associated with this agreement are included within cost of revenue in the Condensed Consolidated Statements of Operations. We recognized content fees under this agreement of $2.0 million during both the three months ended September 30, 2025 and 2024 and $6.6 million and $6.4 million during the nine months ended September 30, 2025 and 2024. Related content liabilities were $2.0 million and $4.1 million as of September 30, 2025 and December 31, 2024.
14.    RESTRUCTURING RELATED CHARGES
During 2024 and the first quarter of 2025, in alignment with our efforts to refine our business strategy and hone our focus, we reduced our expenses and prioritized investments in key initiatives expected to drive long-term, sustainable growth.
In January 2024, we implemented a plan to restructure our Enterprise segment sales force. Related cash payments approximated the expense amount for the period and are reflected as cash used in operating activities within our Condensed Consolidated Statements of Cash Flows. In October 2024, we announced a commitment to further reduce overall expenses, focus our efforts, and prioritize future investments in key initiatives that we expect will drive long-term, sustainable growth. This initiative resulted in a reduction of our global workforce by approximately 9%, creating capacity for targeted investments, as well as incremental profitability.
As a result of these actions, we recognized restructuring related charges of $2.1 million during the nine months ended September 30, 2024. There were no restructuring related charges during the three months ended September 30, 2024. Related cash payments approximated the expense amount for the period and are reflected as cash used in operating activities within our Condensed Consolidated Statements of Cash Flows. During the nine months ended September 30, 2025, we recognized charges of $0.7 million, made cash payments of $5.2 million, and also recognized a reversal of stock-based compensation expense of $1.6 million due to the forfeiture of RSUs and stock options. There were no restructuring related charges during the three months ended September 30, 2025.
13.    SEGMENT AND GEOGRAPHIC INFORMATION
Segment Information
As disclosed in Note 1, our CODM is our CEO. Under our CEO’s leadership, we have simplified our business model to better reflect our focus on serving adult learners at every stage. This includes a broad set of offerings that span from standalone courses to university degrees. As a part of this strategy, degrees has been incorporated into our Consumer segment as another product category that supports our learners. These changes aim to ensure that our investments effectively serve a broad audience of learners.

Beginning in fiscal year 2025, due to the simplification of our business model and the change in how our CODM assesses performance and allocates resources, we have identified two reporting segments: Consumer and Enterprise. This is also consistent with how we disaggregate revenue. The segment reporting change does not impact our Enterprise segment or consolidated results. Prior-period segment information has been recast to conform to the current presentation.
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
Financial information for each reportable segment was as follows:

	Three Months Ended September 30,
	2025			2024
	Consumer	Enterprise	Consolidated	Consumer	Enterprise	Consolidated
Revenue	$130.3	$63.9	$194.2	$115.7	$60.4	$176.1
Segment content costs	50.6	19.4	70.0	47.0	18.1	65.1
Segment gross profit	$79.7	$44.5	$124.2	$68.7	$42.3	$111.0
Segment gross profit margin	61.2%	69.6%	64.0%	59.4%	70.0%	63.0%

Other costs of revenue:
Platform operation and maintenance costs			10.5			8.6
Amortization of internal-use software			4.6			4.2
Amortization of intangible assets			2.5			1.4
Stock-based compensation expense			0.6			0.6
Cost of revenue			$88.2			$79.9
Gross profit			$106.0			$96.2
Gross profit margin			54.6%			54.6%

	Nine Months Ended September 30,
	2025			2024
	Consumer	Enterprise	Consolidated	Consumer	Enterprise	Consolidated
Revenue	$370.7	$189.9	$560.6	$338.9	$176.6	$515.5
Segment content costs	143.3	57.4	200.7	137.0	55.3	192.3
Segment gross profit	$227.4	$132.5	$359.9	$201.9	$121.3	$323.2
Segment gross profit margin	61.3%	69.8%	64.2%	59.6%	68.7%	62.7%

Other costs of revenue:
Platform operation and maintenance costs			30.3			28.0
Amortization of internal-use software			14.0			13.6
Amortization of intangible assets			7.1			3.7
Stock-based compensation expense			1.9			2.0
Cost of revenue			$254.0			$239.6
Gross profit			$306.6			$275.9
Gross profit margin			54.7%			53.5%
Geographic Information
Revenue
The following table summarizes the revenue by region based on the billing address of our customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$97.7	$92.2	$287.0	$275.7
Europe, Middle East, and Africa	47.5	42.2	136.0	121.5
Asia Pacific	28.6	23.4	79.9	65.9
Other	20.4	18.3	57.7	52.4
Total	$194.2	$176.1	$560.6	$515.5
No single country other than the United States represented 10% or more of our total revenue during the three and nine months ended September 30, 2025 and 2024.
Long-lived Assets
The following table presents our long-lived assets, consisting of property, equipment, and software, net of depreciation and amortization, and operating lease right-of-use assets, by geographic region:

	September 30, 2025	December 31, 2024
United States	$43.8	$39.0
Rest of World	1.5	0.9
Total	$45.3	$39.9

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
•market acceptance and demand for our platform and offerings;
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
•our ability to manage ethical, transparency, and trust considerations associated with our AI technologies;
•our plan to expand access for our AI-powered translations, Coach, Role Play, and Course Builder;
•our ability to continue providing learners with the necessary skills for career development;
•our ability to expand our platform’s content and credentialing programs;
•our ability to source new content creators and expand program offerings with existing content creators;
•our ability to establish, maintain, and expand our content creator relationships, strategic partnerships, and collaborations;
•our ability to navigate changes in content creator financial terms, including potential disruptions to partnerships and offerings;
•our ability to manage or sustain our growth and to effectively expand our global customer base and operations;
•our ability to drive adoption of our platform among Enterprise customers;
•our ability to acquire prospective learners and to affect or increase learner enrollment, revenue, and retention;
•our growth strategies, plans, objectives, and goals;
•our ability to successfully expand our international operations;
•our ability to adapt to changing geopolitical dynamics and economic environments;
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
•our ability to successfully defend, settle, or otherwise resolve any current or future legal proceedings;
•our ability to implement and maintain effective policies, procedures, and internal controls;
•our ability to comply with potential changes in laws and regulations applicable to us or our content creators;
•our expense reduction initiatives and their anticipated timing and impact;
•our expectations regarding the sufficiency of our cash and financial resources to fund our operations over time;
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
Overview
Coursera operates a global online learning platform that connects an ecosystem of learners, content creators, organizations, and institutions. The platform offers high-quality educational content, credentials, and learning tools to support skills development and career advancement.
We partner with over 375 content creators, including universities and industry organizations, to develop and distribute educational content that is modular, flexible, and affordable. As of September 30, 2025, the platform had approximately 191 million cumulative Registered Learners.
Coursera offers a range of learning products to meet diverse educational and professional development needs, including Guided Projects, industry micro-credentials, and accredited degree programs. We continue to invest in platform capabilities to enhance and scale the delivery of online education. Recent innovations include generative AI-powered features such as Coach, Role Play, and Course Builder, as well as role-based solutions like Skills Tracks. These tools enable content creators and institutions to deliver targeted learning aligned with evolving workforce needs. Organizations across the public and private sectors use Coursera to upskill and reskill employees, students, and citizens in fields such as generative AI, data science, technology, and business.

Coursera serves individual learners and institutional customers through two operating segments: Consumer and Enterprise. The Consumer segment focuses on attracting learners via branded content, institutional partnerships, and digital marketing, supported by personalized discovery and localized recommendations. The Enterprise segment engages employers, academic institutions, and government organizations through a direct sales team, as well as data-driven insights derived from activity on the Consumer platform. This approach enables Coursera to efficiently expand its reach, while delivering learning solutions and essential skills aligned with the evolving needs of both individuals and institutions.
Key Financial Results for Third Quarter 2025
•Total revenue was $194.2 million, up 10% from $176.1 million a year ago.
•Gross profit was $106.0 million, compared to $96.2 million a year ago. Non-GAAP gross profit was $108.0 million, compared to $98.1 million a year ago.
•Net loss was $(8.6) million, compared to $(13.7) million a year ago. Non-GAAP net income was $16.7 million, compared to $16.6 million a year ago.
•Net loss per share was $(0.05), compared to $(0.09) a year ago. Non-GAAP net income per share was $0.10, compared to $0.10 a year ago.
•Adjusted EBITDA was $15.6 million, compared to $13.3 million a year ago.
•Net cash provided by operating activities was $33.9 million, compared to $27.8 million a year ago. Free Cash Flow was $26.6 million, compared to $16.7 million a year ago.
The foregoing highlights mention both GAAP and non-GAAP financial measures. For definitions of our non-GAAP financial measures and why we believe they are useful, please see “Non-GAAP Financial Measures” below.
Organizational Updates and Strategic Realignment
Leadership Transitions
Effective February 3, 2025, our Board of Directors (the “Board”) appointed Gregory Hart as our President, Chief Executive Officer (“CEO”), and a Class III director on our Board. Effective October 29, 2025, Kenneth Hahn resigned from his positions as Senior Vice President, Chief Financial Officer, and Treasurer, and transitioned to an advisory role for a one-year period. On October 30, 2025, our Board appointed Mr. Hart to also serve as our principal financial officer, which is expected to be on an interim basis. For additional information, refer to Note 1, Basis of Presentation and Description of Business, and Note 11, Employee Benefit Plans, both included in Part I, Item 1 of this Form 10-Q and Item 5, Other Information, included in Part II of this Form 10-Q.
Reporting Segments
Our chief operating decision maker (“CODM”) is our CEO. In connection with Mr. Hart’s appointment as our CEO, we simplified our business model and conduct our operations through two reporting segments: Consumer and Enterprise. This updated structure reflects how our CODM assesses performance and allocates resources to support our strategic and operational priorities. This segment reporting change does not impact our Enterprise segment or consolidated results. Prior-period segment information has been recast to conform to the current presentation. For additional information, refer to Note 13, Segment and Geographic Information, included in Part I, Item 1 of this Form 10-Q.
Restructuring and Expense Reduction Initiatives
During 2024 and the first quarter of 2025, in alignment with our efforts to refine our business strategy and hone our focus, we reduced our expenses and prioritized investments in key initiatives expected to drive long-term, sustainable growth.
In January 2024, we implemented a plan to restructure our Enterprise segment sales force. Related cash payments approximated the expense amount for the period and are reflected as cash used in operating activities within our Condensed Consolidated Statements of Cash Flows. In October 2024, we announced a commitment to further reduce overall expenses, focus our efforts, and prioritize future investments in key initiatives that we expect will drive long-term, sustainable growth. This initiative resulted in a reduction of our global workforce by approximately 9%, creating capacity for targeted investments, as well as incremental profitability.

As a result of these actions, we recognized restructuring related charges of $2.1 million during the nine months ended September 30, 2024. There were no restructuring related charges during the three months ended September 30, 2024. Related cash payments approximated the expense amount for the period and are reflected as cash used in operating activities within our Condensed Consolidated Statements of Cash Flows. During the nine months ended September 30, 2025, we recognized charges of $0.7 million, made cash payments of $5.2 million, and also recognized a reversal of stock-based compensation expense of $1.6 million due to the forfeiture of RSUs and stock options. There were no restructuring related charges during the three months ended September 30, 2025.
Factors Affecting Our Performance
Our business growth and future success depend on many factors. While these factors present opportunities for us, they also pose challenges that we must address to sustain growth and improve our results of operations.
Ability to innovate our products. Central to our strategy is the continued innovation of our products. We aim to expand access to in-demand skills and high-quality education that supports career advancement by focusing on enhancing our platform’s capabilities. This includes accelerating product development cycles, leveraging data-driven insights, and applying AI tools to improve the experience for learners, customers, and content creators across our platform.
Ability to source in-demand content. We believe learners and customers are attracted to Coursera due to the quality, trust, and job-relevance of our wide selection of educational content provided by our content creators. We intend to accelerate our content development efforts, continuing to source and produce in-demand content and credentials to attract, convert, and retain learners and grow our revenue over time. These efforts are designed to address evolving skill requirements and support workforce development at scale in collaboration with our content creators.
Ability to attract and retain trusted content creators. We believe our reach, scale, and reputation position us as a valuable partner for leading organizations and institutions seeking to develop and distribute content and credentials to a global audience. To remain a preferred platform for trusted content creators, we continue to invest in growing and engaging our learner base, enhancing the learning and authoring experience through AI-powered product innovations (e.g., Coach, AI translations, and Course Builder), and providing a suite of academic integrity features to verify skills mastery (e.g., identity verification and anti-plagiarism detection). Additionally, we are focused on providing personalized discovery, career guidance, and recommendations, increasing conversion into paid offerings through efficient marketing, and enhancing data-driven insights and tools for learners, content creators, organizations, and institutions.
Ability to enhance our go-to-market capabilities. To grow our business, we must efficiently attract learners and customers, offer a compelling value proposition, and increase engagement and retention on our platform over time. Learners are central to our ecosystem, as their participation helps attract content creators who value our global reach. To increase engagement and retention, we are investing in platform capabilities that serve a broad audience. We aim to create a more unified and integrated experience through personalized recommendations, localized discovery, and clear value propositions that support learners’ educational and career goals and help customers develop their workforces at scale.
Impact of mix shift over time. The mix of our business between our Consumer and Enterprise segments shifts periodically, which can affect our financial performance. We typically incur content costs in the form of fees paid to our content creators, calculated as a percentage of net revenue generated from their content. In 2025, we began compensating our content creators based on learner engagement rather than enrollment rates. We expect this change to incentivize the development of more engaging content, support innovation in learning formats, and better align incentives across the diverse content types offered on our platform.
Ability to convert free learners to paid learners. New learners often begin with free courses on our platform, which serve as a funnel to grow our learner base and generate referrals to paid offerings. We engage these learners through targeted marketing, personalized recommendations, and performance campaigns to highlight premium features and encourage conversion.
Ability to grow in international markets. We see significant opportunity to grow our learner base, particularly in regions with large, underserved adult learning populations. As part of our growth strategy, we have invested and plan to continue investing in marketing, localized discovery, and translation efforts to support international growth and grow our global customer and learner base. We have adapted the front-end experience for Consumer learners, tailoring our pricing and checkout options, including offering local currency transactions in select markets. Our results will depend on our ability to effectively price and package our Consumer products to meet local demand and manage foreign currency risks.

Ability to retain and expand our Enterprise customer relationships. Retaining and expanding usage within our existing Enterprise customer base, as well as attracting new customers, are critical drivers of our performance. The Enterprise market is highly competitive and subject to rapid changes driven by evolving customer needs, technological advancements, and shifting labor market dynamics. Emerging and evolving technologies, such as AI, may create opportunities for workforce training and upskilling, though the extent of their impact on demand for our platform remains uncertain. Our competitive position will be influenced by the strength of our product offerings, our pace of innovation, and our ability to deliver measurable outcomes for customers.
Results of Operations
The following table summarizes our results of operations, which are not necessarily indicative of results to be expected for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Revenue	$194.2	$176.1	$560.6	$515.5
Cost of revenue(1)	88.2	79.9	254.0	239.6
Gross profit	106.0	96.2	306.6	275.9
Operating expenses:
Research and development(1)	30.0	31.6	88.8	99.9
Sales and marketing(1)	67.4	59.0	187.8	174.7
General and administrative(1)	24.2	27.3	76.0	81.9
Restructuring related charges(1)	—	—	(0.9)	2.1
Total operating expenses	121.6	117.9	351.7	358.6
Loss from operations	(15.6)	(21.7)	(45.1)	(82.7)
Interest income, net	8.3	9.3	24.1	28.2
Other income (expense), net	(0.5)	0.2	(0.1)	(0.1)
Loss before income taxes	(7.8)	(12.2)	(21.1)	(54.6)
Income tax expense	0.8	1.5	3.1	3.3
Net loss	$(8.6)	$(13.7)	$(24.2)	$(57.9)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Cost of revenue	$0.6	$0.6	$1.9	$2.0
Research and development	8.5	10.1	26.0	32.0
Sales and marketing	5.3	5.8	15.7	22.2
General and administrative	8.6	8.7	29.0	26.9
Restructuring related charges	—	—	(1.6)	—
Total stock-based compensation expense	$23.0	$25.2	$71.0	$83.1

The following table summarizes our results of operations as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	45.4	45.4	45.3	46.5
Gross profit	54.6	54.6	54.7	53.5
Operating expenses:
Research and development	15.4	17.9	15.8	19.4
Sales and marketing	34.7	33.5	33.5	33.9
General and administrative	12.5	15.5	13.6	15.9
Restructuring related charges	—	—	(0.2)	0.4
Total operating expenses	62.6	66.9	62.7	69.6
Loss from operations	(8.0)	(12.3)	(8.0)	(16.1)
Interest income, net	4.3	5.3	4.3	5.5
Other income (expense), net	(0.3)	0.1	—	—
Loss before income taxes	(4.0)	(6.9)	(3.7)	(10.6)
Income tax expense	0.4	0.9	0.6	0.6
Net loss	(4.4)%	(7.8)%	(4.3)%	(11.2)%
Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in millions, except percentages)
Revenue:
Consumer	$130.3	$115.7	$14.6	13%	$370.7	$338.9	$31.8	9%
Enterprise	63.9	60.4	3.5	6%	189.9	176.6	13.3	8%
Total revenue	$194.2	$176.1	$18.1	10%	$560.6	$515.5	$45.1	9%
Revenue for the three months ended September 30, 2025 was $194.2 million, an increase of $18.1 million, or 10%, compared to $176.1 million for the prior-year quarter. Revenue growth was primarily driven by an 18% increase in the average total number of Registered Learners, resulting in more paid learners, and a 10% increase in the average total number of Paid Enterprise Customers. This growth was partially offset by lower retention of paid learners and customers in both our Consumer and Enterprise segments globally.
Consumer revenue for the three months ended September 30, 2025 increased by $14.6 million, or 13%, compared to the prior-year quarter. This increase was primarily driven by growth in subscription revenue from Coursera Plus, partially offset by a decline in direct purchases of Specializations.
Enterprise revenue for the three months ended September 30, 2025 increased by $3.5 million, or 6%, compared to the prior-year quarter, attributable to an increase in new customers. Acquisitions of new customers drove an increase of $9.1 million, offset by a $5.6 million decrease due to contraction of existing customer spend.
Revenue for the nine months ended September 30, 2025 was $560.6 million, an increase of $45.1 million, or 9%, compared to $515.5 million for the nine months ended September 30, 2024. Revenue growth was primarily driven by an 18% increase in the average total number of Registered Learners, resulting in more paid learners, and a 14% increase in the average total number of Paid Enterprise Customers. This growth was partially offset by lower retention of paid learners and customers in both our Consumer and Enterprise segments globally.

Consumer revenue for the nine months ended September 30, 2025 increased by $31.8 million, or 9%, compared to the nine months ended September 30, 2024. This increase was primarily driven by growth in subscription revenue from Coursera Plus, partially offset by a decline in direct purchases of Specializations.
Enterprise revenue for the nine months ended September 30, 2025 increased by $13.3 million, or 8%, compared to the nine months ended September 30, 2024, primarily attributable to an increase in new customers. Acquisitions of new customers drove an increase of $19.1 million, partially offset by a $5.8 million decrease due to contraction of existing customer spend.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in millions, except percentages)
Cost of revenue	$88.2	$79.9	$8.3	10%	$254.0	$239.6	$14.4	6%
Gross profit	$106.0	$96.2	$9.8	10%	$306.6	$275.9	$30.7	11%
Gross margin	54.6%	54.6%			54.7%	53.5%
Cost of revenue for the three months ended September 30, 2025 was $88.2 million compared to $79.9 million for the prior-year quarter. The primary driver of the increase was revenue growth, which resulted in an increase of $4.8 million in content-related costs and higher support services expenses and credit card processing fees of $2.3 million.
Content costs for the Consumer segment were $50.6 million and $47.0 million for the three months ended September 30, 2025 and 2024, with content costs as a percentage of revenue of 38.8% and 40.6% for the same periods. Content costs as a percentage of revenue for the Consumer segment decreased due to higher learner engagement in content created under production arrangements with lower revenue share. Content costs for the Enterprise segment were $19.4 million and $18.1 million for the three months ended September 30, 2025 and 2024, with content costs as a percentage of revenue of 30.4% and 30.0% for the same periods. Content costs as a percentage of revenue for the Enterprise segment increased due to a one-time benefit from a significant contract that was enrolled in lower-cost content during the three months ended September 30, 2024.
Gross margin was 54.6% for both the three months ended September 30, 2025 and 2024.
Cost of revenue for the nine months ended September 30, 2025 was $254.0 million compared to $239.6 million for the nine months ended September 30, 2024. The primary driver of the increase was revenue growth, which resulted in an increase of $8.3 million in content-related costs. Additionally, amortization expense of content assets increased by $3.8 million.
Content costs for the Consumer segment were $143.3 million and $137.0 million for the nine months ended September 30, 2025 and 2024, with content costs as a percentage of revenue of 38.7% and 40.4% for the same periods. Content costs for the Enterprise segment were $57.4 million and $55.3 million for the nine months ended September 30, 2025 and 2024, with content costs as a percentage of revenue of 30.2% and 31.3% for the same periods. Content costs as a percentage of revenue for both segments decreased due to higher learner engagement in content created under production arrangements with lower revenue share.
Gross margin was 54.7% for the nine months ended September 30, 2025, an increase from 53.5% for the nine months ended September 30, 2024. The increase in gross margin was driven by lower content cost rates in both our Consumer and Enterprise segments.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in millions, except percentages)
Operating expenses:
Research and development	$30.0	$31.6	$(1.6)	(5)%	$88.8	$99.9	$(11.1)	(11)%
Sales and marketing	67.4	59.0	8.4	14%	187.8	174.7	13.1	7%
General and administrative	24.2	27.3	(3.1)	(11)%	76.0	81.9	(5.9)	(7)%
Restructuring related charges	—	—	—	nm	(0.9)	2.1	(3.0)	nm
Total operating expenses	$121.6	$117.9	$3.7	3%	$351.7	$358.6	$(6.9)	(2)%
Total operating expenses for the three and nine months ended September 30, 2025 were $121.6 million and $351.7 million compared to $117.9 million and $358.6 million for the three and nine months ended September 30, 2024.
Research and development expenses for the three months ended September 30, 2025 were $30.0 million compared to $31.6 million for the prior-year quarter. This decrease was primarily due to lower personnel-related expenses of $2.6 million, including $1.7 million in stock-based compensation expense, resulting from our October 2024 expense reduction initiative and shifting resources to lower-cost regions.
Research and development expenses for the nine months ended September 30, 2025 were $88.8 million compared to $99.9 million for the nine months ended September 30, 2024. This decrease was primarily due to lower personnel-related expenses of $11.4 million, including $6.0 million in stock-based compensation expense, resulting from our October 2024 expense reduction initiative and shifting resources to lower-cost regions.
Sales and marketing expenses for the three months ended September 30, 2025 were $67.4 million compared to $59.0 million for the prior-year quarter. This increase was primarily due to an increase in performance marketing and advertising expenses of $9.4 million.
Sales and marketing expenses for the nine months ended September 30, 2025 were $187.8 million compared to $174.7 million for the nine months ended September 30, 2024. This increase was primarily driven by higher performance marketing and advertising expenses of $22.9 million. The increase was partially offset by lower personnel-related expenses of $9.7 million, including $6.5 million in stock-based compensation expense, resulting from our 2024 expense reduction initiatives, and a $2.0 million decrease in consulting services expenses.
General and administrative expenses for the three months ended September 30, 2025 were $24.2 million compared to $27.3 million for the prior-year quarter. This decrease was primarily due to a $3.1 million loss contingency recorded in the prior-year quarter related to certain significant and non-recurring legal matters.
General and administrative expenses for the nine months ended September 30, 2025 were $76.0 million compared to $81.9 million for the nine months ended September 30, 2024. This decrease was primarily due to non-recurring expenses recorded in the prior-year period, including $3.4 million in loss contingencies related to certain significant legal matters and $3.4 million third-party advisory, legal, and other professional fees associated with evaluating a significant M&A transaction. The decrease also reflects lower attributed facilities costs of $1.7 million. These reductions were partially offset by an increase in personnel-related expenses of $2.8 million, largely related to our CEO transition, including $2.1 million in stock-based compensation expense.

Restructuring related charges for the nine months ended September 30, 2025 were $(0.9) million, primarily consisting of the reversal of stock-based compensation expense for the forfeitures of RSUs and stock options, mostly offset by personnel expenses, such as employee severance and benefits costs, related to our expense reduction initiative initiated in October 2024. This compares to $2.1 million for the nine months ended September 30, 2024, primarily consisting of personnel expenses, such as employee severance and benefits costs, related to our expense reduction initiative initiated in January 2024. Refer to Note 14, Restructuring Related Charges, included in Part I, Item 1 of this Form 10-Q for further information.
Other Income (Expense)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in millions, except percentages)
Interest income, net	$8.3	$9.3	$(1.0)	(11)%	$24.1	$28.2	$(4.1)	(15)%
Other income (expense), net	(0.5)	0.2	(0.7)	nm	(0.1)	(0.1)	—	nm
Total other income, net	$7.8	$9.5	$(1.7)	(18)%	$24.0	$28.1	$(4.1)	(15)%
Total other income, net for the three and nine months ended September 30, 2025 was primarily comprised of interest income earned on cash and cash equivalents. Interest income, net decreased during both periods compared to the prior-year periods, primarily due to lower interest rates and a reduced average rate of return on investments in U.S. Treasury securities. Other income (expense), net for the three and nine months ended September 30, 2025 and 2024 were primarily comprised of unrealized foreign exchange gains and losses. Our foreign subsidiaries’ operating costs are typically denominated in local currencies and are subject to foreign currency fluctuations. We also maintain foreign-currency cash and cash equivalents in our foreign subsidiaries to support their ongoing operations.
Income Tax Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in millions, except percentages)
Income tax expense	$0.8	$1.5	$(0.7)	(47)%	$3.1	$3.3	$(0.2)	(6)%
Income tax expense for the three and nine months ended September 30, 2025 and 2024 was primarily related to state and foreign taxes.
Liquidity and Capital Resources
Overview
As of September 30, 2025, our principal source of liquidity was cash and cash equivalents totaling $797.7 million.
Since our inception, we have financed our operations primarily through proceeds from the issuance of redeemable convertible preferred stock, our initial public offering completed in April 2021 (the “IPO”), and cash generated from business operations. Our principal uses of cash in the three and nine months ended September 30, 2025 and 2024 include the funding of our business operations, investments in our internal-use software, purchases of content assets, and repurchases of our common stock.

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
Contractual Obligations and Commitments
Except as discussed in Note 6, Leases, and Note 9, Commitments and Contingencies, included in Part I, Item 1 of this Form 10-Q, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the three and nine months ended September 30, 2025 as compared to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in our Form 10-K.
Share Repurchase Program
On April 26, 2023, the Board approved a share repurchase program with authorization to purchase up to $95.0 million of our common stock, excluding commissions and fees (the “Repurchase Program”). In May 2024, we completed the purchase authorization under the Repurchase Program, which was funded with our existing cash and cash equivalents.
During the nine months ended September 30, 2024, we repurchased an aggregate of approximately 3.1 million shares of our common stock for $36.7 million under the aforementioned program.
Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2025	2024
	(in millions)
Net cash provided by operating activities	$102.9	$76.2
Net cash provided by (used in) investing activities	(22.4)	41.7
Net cash used in financing activities	(10.4)	(54.3)
Net increase in cash, cash equivalents, and restricted cash	$70.1	$63.6
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
For the nine months ended September 30, 2025, net cash provided by operating activities was $102.9 million, primarily resulting from improved operating leverage and working capital driven by (i) deferred revenue growth and (ii) an increase in accounts payable and accrued expenses resulting from invoice and payment timing.
For the nine months ended September 30, 2024, net cash provided by operating activities was $76.2 million, primarily resulting from improved operating leverage and working capital driven by (i) an increase in accounts receivable collections and (ii) deferred revenue growth.
Cash provided by operating activities increased by $26.7 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily resulting from improved operating leverage.

Investing Activities
For the nine months ended September 30, 2025, net cash used in investing activities was $22.4 million, due to (i) capitalized internal-use software costs, (ii) purchases of content assets, and (iii) purchases of property, equipment, and software.
For the nine months ended September 30, 2024, net cash provided by investing activities was $41.7 million, due to (i) proceeds from maturities of marketable securities, partially offset by (ii) capitalized internal-use software costs, (iii) purchases of content assets, and (iv) purchases of property, equipment, and software.
Financing Activities
For the nine months ended September 30, 2025, net cash used in financing activities was $10.4 million, primarily due to (i) payments for tax withholding on vesting of RSUs, partially offset by (ii) proceeds from the exercise of stock options, and (iii) proceeds from our employee stock purchase plan.
For the nine months ended September 30, 2024, net cash used in financing activities was $54.3 million, primarily driven by (i) payments related to repurchases of common stock under the Repurchase Program and (ii) payments for tax withholdings on vesting of RSUs, partially offset by (iii) proceeds from the exercise of stock options, and (iv) proceeds from our employee stock purchase plan.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
New Registered Learners	7.7	7.0	22.3	20.2

	September 30,
	2025	2024
	(in millions, except percentages)
Total Registered Learners	191	162
Total Registered Learners year-over-year (“YoY”) growth	18%

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
For the nine months ended September 30, 2025, approximately 94% of Enterprise revenue was generated from our Paid Enterprise Customers. We believe that the number of Paid Enterprise Customers and our ability to increase this number is an important indicator of the growth of our Enterprise segment and future Enterprise segment revenue trends.

	September 30,
	2025	2024
Paid Enterprise Customers	1,724	1,564
YoY growth	10%
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
Our Net Retention Rate for Paid Enterprise Customers was 89% for the three months ended September 30, 2025 and 2024. Our Net Retention Rate for Paid Enterprise Customers is expected to fluctuate in future periods due to a number of factors, including the growth of our revenue base, the penetration within our Paid Enterprise Customer base, expansion of products and features, and our ability to retain and expand our Paid Enterprise Customers.

	Three Months Ended September 30,
	2025	2024
Net Retention Rate for Paid Enterprise Customers	89%	89%
YoY change	—%

Segment Revenue
We generate revenue from two reportable segments: Consumer and Enterprise.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions, except percentages)
Consumer revenue	$130.3	$115.7	$370.7	$338.9
YoY growth	13%		9%
Enterprise revenue	$63.9	$60.4	$189.9	$176.6
YoY growth	6%		8%
Total revenue	$194.2	$176.1	$560.6	$515.5
YoY growth	10%		9%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions, except percentages)
Consumer gross profit	$79.7	$68.7	$227.4	$201.9
Consumer segment gross margin %	61.2%	59.4%	61.3%	59.6%
Enterprise gross profit	$44.5	$42.3	$132.5	$121.3
Enterprise segment gross margin %	69.6%	70.0%	69.8%	68.7%
Consumer segment gross margin increased to 61.2% and 61.3% for the three and nine months ended September 30, 2025 from 59.4% and 59.6% for the three and nine months ended September 30, 2024. The increases were primarily driven by lower content cost rates in our Consumer segment, resulting from higher learner engagement in content created under new production arrangements with lower revenue share. Enterprise segment gross margin for the three months ended September 30, 2025 and 2024 remained relatively unchanged. Enterprise segment gross margin increased to 69.8% for the nine months ended September 30, 2025 compared to 68.7% for the prior-year period, primarily due to lower content cost rates in our Enterprise segment, also driven by higher learner engagement in content created under new production arrangements with lower revenue share.
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

The following tables provide a reconciliation of GAAP gross profit and GAAP net loss, the most directly comparable GAAP financial measure, to non-GAAP gross profit and non-GAAP net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Gross profit	$106.0	$96.2	$306.6	$275.9
Stock-based compensation expense	0.6	0.6	1.9	2.0
Amortization of stock-based compensation capitalized as internal-use software costs	1.4	1.3	4.3	4.2
Non-GAAP gross profit	$108.0	$98.1	$312.8	$282.1

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Net loss	$(8.6)	$(13.7)	$(24.2)	$(57.9)
Stock-based compensation expense	23.0	25.2	72.6	83.1
Amortization of stock-based compensation capitalized as internal-use software costs	1.4	1.3	4.3	4.2
Payroll tax expense related to stock-based compensation	0.8	0.4	2.4	2.8
M&A related transaction costs	—	—	—	3.4
Significant and non-recurring legal and regulatory matters	0.1	3.4	1.5	4.6
Restructuring related charges	—	—	(0.9)	2.1
Non-GAAP net income	$16.7	$16.6	$55.7	$42.3
Weighted-average shares used in computing net loss per share—basic	164.6	157.6	162.6	156.8
Effect of dilutive securities	7.9	3.5	6.1	7.3
Weighted-average shares used in computing non-GAAP net income per share—diluted	172.5	161.1	168.7	164.1
Net loss per share—basic and diluted	$(0.05)	$(0.09)	$(0.15)	$(0.37)
Non-GAAP net income per share—diluted	$0.10	$0.10	$0.33	$0.26
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

The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions, except percentages)
Net loss	$(8.6)	$(13.7)	$(24.2)	$(57.9)
Depreciation and amortization	7.3	6.0	21.8	18.7
Interest income, net	(8.3)	(9.3)	(24.1)	(28.2)
Income tax expense	0.8	1.5	3.1	3.3
Other (income) expense, net	0.5	(0.2)	0.1	0.1
Stock-based compensation expense	23.0	25.2	72.6	83.1
Payroll tax expense related to stock-based compensation	0.8	0.4	2.4	2.8
M&A related transaction costs	—	—	—	3.4
Significant and non-recurring legal and regulatory matters	0.1	3.4	1.5	4.6
Restructuring related charges	—	—	(0.9)	2.1
Adjusted EBITDA	$15.6	$13.3	$52.3	$32.0

Net loss margin	(4.4)%	(7.8)%	(4.3)%	(11.2)%
Adjusted EBITDA Margin	8.0%	7.6%	9.3%	6.2%
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
The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable GAAP financial measure, to Free Cash Flow:

	Nine Months Ended September 30,
	2025	2024
	(in millions)
Net cash provided by operating activities	$102.9	$76.2
Less: capitalized internal-use software costs	(13.3)	(13.6)
Less: purchases of content assets	(8.0)	(10.2)
Less: purchases of property, equipment, and software	(1.1)	(0.5)
Free Cash Flow	$80.5	$51.9

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
Our investment policy and strategy are focused on preserving capital and supporting our liquidity requirements. We use a combination of internal and external management to execute our investment strategy and achieve our investment objectives. We invest in highly-rated securities, such as U.S. Treasury securities and U.S. government-backed money market funds, with maturities of one year or less. Our holdings as of September 30, 2025 and 2024 consist of securities with remaining maturities of three months or less.
A hypothetical 100 basis point increase or decrease in interest rates as of September 30, 2025 and 2024 would have resulted in (i) a $0.6 million incremental decline or improvement for both periods in the fair value of our portfolio, which would only be realized if we sold the investments prior to their maturities, and (ii) an $8.0 million and $7.2 million increase or decrease in our annualized interest income based on the balances of our cash and cash equivalents for the periods presented.
Foreign Currency Risk
Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. While the majority of our sales are denominated in U.S. dollars or collected in advance of service delivery, we also generate revenue in local currencies, particularly in our Consumer segment and in certain countries within our Enterprise segment. As a result, our revenue is subject to some foreign currency risk.
Our operating expenses are typically incurred in the local currencies of the countries where we operate, including the British pound sterling, Canadian dollar, and Indian rupee. These currencies are subject to fluctuations due to changes in foreign currency exchange rates. We also maintain foreign-currency denominated cash and cash equivalents in our foreign entities to support their ongoing operations. These balances may cause us to recognize transaction gains and losses due to exchange rate fluctuations, which are reflected in our Condensed Consolidated Statements of Operations.
We have not entered into any foreign currency hedging arrangements or other derivative instruments to manage this risk, although we may choose to do so in the future. A hypothetical 10% increase or decrease in average foreign exchange rates relative to the U.S. dollar would have resulted in a $0.2 million and a $0.1 million impact on our loss before income taxes in our Condensed Consolidated Financial Statements (Unaudited) for the three months ended September 30, 2025 and 2024.

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
•changes in laws, regulations, or accounting principles that impact our business; and
•general political, economic, or market conditions and events affecting any of the above, including the impact of inflation, currency fluctuations, tariffs, government shutdowns, labor strikes or other widespread work stoppages, the political environment, changes in government spending policies or priorities, geopolitical tensions or hostilities, such as ongoing trade disputes and geopolitical tensions between the U.S. and other countries, the conflicts in Ukraine and the Middle East, supply chain disruptions, natural disasters, public health crises, or other catastrophic events.
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
The success of our business depends in large part on the development, maintenance, and volume of engaging educational content and credentialing programs in collaboration with our content creators. We have faced, and may continue to face challenges in establishing, maintaining, and expanding these relationships. For instance, our content creators may need to invest significant time and resources to modify or develop their content and credentialing programs to suit an online learning environment. Online degree programs delivered through academic institutions are not yet widely accepted. Administrators and faculty members may feel they have less control over the educational process and be concerned about the effectiveness of asynchronous learning, potential misuse of generative AI tools by learners to cheat, and the challenge of maintaining on-campus quality standards in an online format. There can be no assurance that online degree programs, such as those offered on our platform, will ever achieve significant market acceptance, and universities may therefore decline to engage with our platform. Further, if we were to lose a significant number of content creators, especially those who provide a significant portion of the content and programs on our platform, or if we can no longer offer certain high-demand content or programs, our reputation, growth, and revenue would be materially and adversely impacted. For the nine months ended September 30, 2025, we generated approximately 23% of our total revenue from the content and credentialing programs of our top five content creators. Total revenue includes both revenue directly attributable to content creators and revenue that we do not consider directly attributable, such as revenue from site-wide subscriptions or our Coursera for Teams offering. The loss of or reduction in content and programs from these and other content creators could negatively affect our ability to sustain or generate revenue or reach future profitability, and would materially and adversely affect our business, financial condition, or results of operation if we are unable to timely secure comparable educational content and credentialing programs at a favorable cost from other content creators.
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
•Lack of financial resources for learners. Developments that reduce the availability of financial aid for higher education or reduce disposable income for potential learners (including macroeconomic developments such as inflation, government shutdowns, currency and interest rate fluctuations, recessions, unemployment, or pandemics) could impair learners’ abilities to meet their financial obligations, which in turn could result in reduced enrollment and harm our ability to generate revenue.
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
We incurred net losses of $8.6 million and $13.7 million in the three months ended September 30, 2025 and 2024, and we had an accumulated deficit of 884.4 million as of September 30, 2025. We may not achieve profitability in the future, and even if we do, we may not be able to maintain or increase our level of profitability.
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
Our subscription plans charge learners on a recurring basis, and as a result, we must comply with complex international, federal, and state laws and regulations related to automatic renewal, unfair competition, and false advertising. These laws, among other things, require us to make specific disclosures in clear and conspicuous ways when a learner purchases a subscription, and obtain the learner’s affirmative, express consent to the recurring charges, as well as provide learners with a simple means to cancel their subscription. The penalties for failing to comply with these requirements can be severe, including rendering the subscription contract null and void, and allowing the consumer to treat any services provided under such a contract as a gift, and any failure to comply with these requirements may constitute violations of more general consumer protection laws, which could subject us to third-party lawsuits, regulatory fines, or other action or liability, and we expect to incur ongoing compliance costs.
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
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2025, the following officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted Rule 10b5-1 trading arrangements, as defined in Item 408 of Regulation S-K, for the sale of our common stock. Shares in each Rule 10b5-1 trading arrangement that are subject to RSUs and stock options may only be traded following satisfaction of applicable vesting requirements. In addition, because of pricing (such as future share price targets) and timing conditions in each Rule 10b5-1 trading arrangement, it is not yet determinable how many shares actually will be sold under each plan prior to its expiration date.
On September 4, 2025, Alan B. Cardenas, Senior Vice President, General Counsel and Secretary, entered into a Rule 10b5-1 trading arrangement that provides for the sale of up to 103,533 shares of our common stock. This trading arrangement is scheduled to expire on November 17, 2026.
On September 15, 2025, Amanda M. Clark, Director, entered into a Rule 10b5-1 trading arrangement for the sale of up to 11,382 shares of our common stock. This trading arrangement is scheduled to expire on May 29, 2026.
These Rule 10b5-1 trading arrangements were entered into in writing during an open trading window and are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and in accordance with our policies regarding transactions in our securities.
During the three months ended September 30, 2025, no other director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.
Executive Officer Transition
On October 29, 2025, the Board appointed Gregory M. Hart, Coursera’s Chief Executive Officer, President, and principal executive officer, to serve as Coursera’s principal financial officer, effective October 30, 2025. He replaces Kenneth R. Hahn, Senior Vice President, Chief Financial Officer, Treasurer, and principal financial officer, who resigned from Coursera, Inc. effective October 29, 2025. Mr. Hart will not receive any additional compensation in connection with this interim role. During the transition period until a new Chief Financial Officer is appointed, the direct reports of Mr. Hahn now report to Mr. Hart in his capacity as principal financial officer.
Mr. Hart’s biographical and compensation information, as well as his family relationships or transactions were previously disclosed in our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 29, 2025, and are incorporated herein by reference. There is no arrangement or understanding with any person pursuant to which Mr. Hart was appointed to assume these duties.

In connection with Mr. Hahn’s resignation, he will receive enhanced severance benefits, including a lump sum cash payment and other benefits, pursuant to the retention agreement dated January 29, 2025, as previously disclosed in our Current Report on Form 8-K filed February 3, 2025. In addition and in connection with his departure, on October 30, 2025, we entered into a separation and one-year advisory agreement with Mr. Hahn, which included a general release of claims. During the advisory period, Mr. Hahn’s outstanding equity awards will continue to vest according to their original terms, and the exercise period for his vested stock options will be extended through October 29, 2027.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Coursera, Inc. (incorporated by reference from Exhibit 3.1 filed with the registrant’s Quarterly Report on Form 10-Q filed August 13, 2021).
3.2	Amended and Restated Bylaws of Coursera, Inc. (incorporated by reference from Exhibit 3.2 filed with the registrant’s Quarterly Report on Form 10-Q filed August 13, 2021).
10.1+*	Form of Indemnification Agreement between Coursera, Inc. and its directors and officers.
31.1
Certification of Principal Executive and Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
____________________________
#    In accordance with Item 601(b)(32)(ii) of Regulation S‑K and SEC Release No. 34‑47986, the certification furnished in Exhibit 32.1 hereto is deemed to accompany this Quarterly Report on Form 10‑Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the Company specifically incorporates it by reference.
+     Indicates management contract or compensatory plan or arrangement.
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COURSERA, INC.

Date: October 30, 2025	By:	/s/ Gregory M. Hart
Gregory M. Hart
President, Chief Executive Officer, and Director
(Principal Executive and Financial Officer)

Date: October 30, 2025	By:	/s/ Michele M. Meyers
Michele M. Meyers
Vice President, Accounting and Chief Accounting Officer
(Principal Accounting Officer)