Form 10-K
period 2025-12-31
Coursera, Inc.
filed 2026-02-23
CIK 1651562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________
FORM 10-K
_____________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant on June 30, 2025, based on the closing price of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $1.2 billion. As of February 13, 2026, the Registrant had 168.2 million shares of common stock, $0.00001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated herein by references in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

Coursera, Inc.
Form 10-K
For the Year Ended December 31, 2025
i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. Any statements contained in this Form 10-K that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “can,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “target,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “forecast,” and “outlook,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements include statements about:
•trends and expectations for growth in the global learning ecosystem;
•the expected timing and benefits of our proposed merger with Udemy, Inc.;
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
ii

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
In addition, any statements contained herein that are not statements of historical facts are deemed to be forward-looking statements. These forward-looking statements reflect our management’s beliefs and views with respect to future events, are based on estimates and assumptions as of the date of this report, and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied by our forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed in Part I, Item 1A “Risk Factors” of the Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Acquisitions, mergers, dispositions, joint ventures and investments, including our announced merger with Udemy, Inc., may have an impact on our future results and performance in ways that are not yet anticipated or reflected in our forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We qualify all of the forward-looking statements in the Form 10-K with these cautionary statements.
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
iii

PART I
Item 1. Business
Overview
Our mission is to provide universal access to world-class learning so that anyone, anywhere can transform their life through learning. We believe learning is a powerful source of human progress, transforming our world from illness to health, from poverty to prosperity, and from conflict to peace.
As a global platform, Coursera unites educators, learners, and institutions, serving approximately 197 million learners from over 230 countries and territories as of December 31, 2025. Our content is created by a world-class ecosystem of expert instructors, including more than 200 universities and 175 industry leaders, who have developed a broad catalog of content and credentials, ranging from entry-level industry microcredentials to university degrees. These offerings are distributed globally through our platform, making high-quality, affordable education more accessible around the world.
Coursera serves learners with educational content and product experiences designed to support skills development and verification for career advancement, including interactive learning tools and personalized learning paths. Our offerings are delivered directly through our global website, on the job through employers, and through programs sponsored by colleges, universities, and government organizations. The graphic below illustrates our global learning ecosystem as of December 31, 2025:

Learners
197M+ Registered Learners
University Partners
Industry Partners
Businesses
Campuses
Governments
Educators
375+ Partners
Institutions
1,700+ Paid Enterprise Customers

Technology is advancing faster than the world’s ability to adapt and acquire new skills. We believe that advancements in artificial intelligence (“AI”) and other emerging technologies are reshaping how we live, learn, and work, and we expect these changes will further increase the global skills gap. The rapid adoption of new technologies, tools, and processes creates an urgent need for organizations and learners to adapt in order to remain competitive. To seize the opportunities created by the digital economy, many aspiring and existing professionals need to develop, master, and validate their skills in business, technology, AI, and data science. We believe education will continue to evolve with blended classrooms powered by online learning, a focus on job-relevant skills, and lifelong learning to help people adapt and learn skills that can be used to gain employment, obtain new job opportunities, improve performance in their current jobs, or run their businesses.

We envision a future of higher education that emphasizes relevance, accessibility, and affordability, meeting the demands of a rapidly changing economy. We believe that online learning will become the primary means of meeting the global demand for emerging skills and that the adoption of online education, combined with the increased flexibility enabled by remote and hybrid workforces, holds the promise to increase global access. Cross-sector collaboration is required between employers, government organizations, and universities in order to bridge the skills gap.

World-class teaching is the foundation of the Coursera experience. Coursera provides learners with high-quality, modular content and credentials at varying skill levels, price points, and durations. Product innovation such as our AI-enabled Course Builder solution is designed to streamline content production in various formats and enable customers to personalize courses tailored to their organization’s objectives. Additionally, our AI translations and dubbing initiative has led to delivering our high-quality content in up to 26 languages. By leveraging Coursera’s global reach and scale supported by our platform, our content creators can effectively tap into the worldwide demand for education, reaching individual learners, organizations, and institutions around the globe.

Reaching and serving a world of learners lies at the heart of our model. We strive to make it easy for learners to discover and engage with high-quality, job-relevant learning in flexible, hands-on online learning environments at affordable prices. Content and credentials from well-recognized university and industry brands have helped us attract approximately 197 million learners cost effectively and build a global consumer audience. We use data-driven marketing to efficiently attract learners to a wide range of paid offerings, including standalone courses, multi-course specializations, industry certificate programs, and university degrees. We believe this efficient learner acquisition model has allowed us to build one of the largest global audiences of adult learners and serve these learners at various price points, with competitive margins for us and our content creators.

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

Coursera’s data and machine-learning systems drive personalized learning and skills benchmarking. We believe that our unified technology platform is not only making higher education more globally accessible and more effective, but is also enabling educators to author and distribute high-quality content efficiently through the use of our authoring tools and our Course Builder solution, employers to upskill and reskill their talent, and learners to start and advance their careers supported by a flexible learning environment. Further, our platform allows employers to tap into a global talent pool and provides them with insight into which learners have the requisite skills for specific job roles. It also allows learners to develop and showcase their skills with industry microcredentials and hands-on projects. For example, we now offer 100 entry-level Professional Certificates, recently adding new titles from Airbus, DeepLearning.AI, ICM, and SAS. This expanded our ability to serve learners interested in a career as a cloud support associate, game designer, graphic designer, product manager, as well as many other job roles.
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

The global learning ecosystem is large and growing. As we seek to reinforce our platform’s advantages and continue penetrating this market opportunity, we have multiple strategies to drive our growth. These include making continuous improvements to our learner experience to broaden access to in-demand skills and world-class education that advances careers, rapidly expanding our catalog of high-quality, job-relevant courses with more leading content creators, and guiding individual learners more effectively through improved discovery, onboarding, and a clear value proposition.

Pending Udemy Business Combination

As previously announced, on December 17, 2025, we entered into an Agreement and Plan of Merger (as it may be amended from time to time, the “Merger Agreement”) with Udemy, Inc. (“Udemy”) and Chess Merger Sub, Inc., a direct wholly owned subsidiary of ours (“Merger Sub”).

Upon the terms and subject to the conditions of the Merger Agreement, Merger Sub will merge with and into Udemy (the “Merger”), with Udemy surviving the Merger as a wholly owned subsidiary of ours (or if a restructuring election is made in certain circumstances in accordance with and subject to the limitations in the Merger Agreement, a direct wholly owned corporate subsidiary of ours may merge with and into Udemy, with Udemy surviving such merger as a wholly owned subsidiary of ours, followed by a merger of Udemy with and into a second, direct wholly owned limited liability company subsidiary of ours, with the second wholly owned subsidiary of ours surviving such merger). At the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.00001 per share, of Udemy (the “Udemy Common Stock”) issued and outstanding immediately prior to the Effective Time, except for certain shares owned by us, Udemy or Merger Sub, will be converted into the right to receive 0.800 shares of our common stock. No fractional shares of our common stock will be issued in the Merger, and holders of Udemy Common Stock will receive cash in lieu of fractional shares of our common stock, if any.

The Merger, which is anticipated to close by the second half of calendar year 2026, is subject to approval by Coursera and Udemy stockholders, the receipt of required regulatory approvals, and other customary closing conditions. In the event of a termination of the Merger Agreement under certain specified circumstances, we will be required to pay Udemy a termination fee in the amount of $40.5 million.
Our Opportunity: The Global Learning Ecosystem is Large and Growing
As the pace of new knowledge and the skill demands of the global workforce continue to accelerate, we believe the global learning ecosystem is poised to continue growing, through advancements in technology, flexibility, and accessibility.
We believe this presents a significant opportunity for Coursera. As a leading global learning platform, we are well-positioned to cater to this growing demand. The key drivers of this growth, such as the need for upskilling and reskilling in the face of rapid technological advancements and the increasing importance of lifelong learning, align with our strengths, ecosystem, and offerings.

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
•AI-powered learning features, such as Coursera Coach (“Coach”) for pre-quiz practice questions and personalized, interactive instruction through text-based Coach dialogues, Role Play which enables learners to build job-ready skills and practice soft skills through dynamic, back-and-forth interactions with AI personas, Course Builder which is our GenAI-powered authoring platform, enabling institutions to use AI to design courses at scale, role-based solutions like Skills Tracks, and AI translations and dubbing for up to 5 languages;
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
The full Coursera catalog includes*:
•2,000+ Guided Projects: Practice a technical skill or tool in less than two hours
•13,500+ Courses: Learn something new in 4 to 6 weeks
◦1,000+ Generative AI courses
•1,900+ Specializations: Advance a job-relevant skill in 3 to 6 months
•185+ Certificates
◦95+ Entry-level Professional Certificates: Earn a certification of job readiness in 3 to 9 months
◦60+ Non-entry level Professional Certificates: Earn a certification to advance your career in 1 to 10 months
◦20+ University Certificates: Earn a university-issued certification of field-level expertise in 4 to 24 months
◦10+ MasterTrack Certificates: Earn a university-issued certification from a module of a university degree and credit that can be applied to that degree in the future in 3 to 12 months
•50+ Degrees: Earn a bachelor’s or master’s degree fully online or earn a postgraduate diploma
* As of December 31, 2025. The time periods noted are intended completion timeframes; actual time to completion varies by learner. Learners may also access certain courses, Specializations, and Professional Certificates through a Coursera Plus subscription.

Coursera.org for Individuals
Most learners come to Coursera to start, switch, or advance their careers, reach their educational goals, and enhance their lives. Learners consume educational content from our diversified portfolio, which is designed to meet a wide variety of goals and preferences. Our content creators create thousands of courses, credentials, and other offerings across a wide range of domains, from a three-minute Clip on creating value with generative AI, to a two-hour Guided Project on how to build a website, to an entry-level business analyst Professional Certificate, to a Master of Data Science degree.
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
Coursera Plus is our subscription offering that gives learners access to over 13,500 courses, Guided Projects, Specializations, and Professional Certificates on Coursera for a monthly or annual fee.
As of December 31, 2025, approximately 197 million learners had registered with Coursera to learn from more than 375 content creators. Our partners have created thousands of catalog offerings, ranging from open courses to university degrees, attracting our large global Consumer audience.
In 2025, learners logged approximately:
•54.4 million course enrollments, an increase of 10% compared to 2024;
•657.0 million lectures watched, an increase of 12% compared to 2024;
•107.2 million assessments completed, an increase of 9% compared to 2024;
•5.0 million enrollments in generative AI courses, with the enrollment rate increasing from eight enrollments per minute in 2024 to 15 enrollments per minute in 2025; and
•6.0 million Professional Certificate enrollments, an increase of 22% compared to 2024.
Overall, learners are satisfied with their experiences on Coursera and with the outcomes our platform helps them achieve. Of learners who have rated a course in 2025, 81% gave their course a full 5-star rating.

Coursera for Enterprise
Coursera is available to organizations and institutions around the world, allowing businesses, academic institutions, and government organizations to drive skills transformation for their employees, students, and citizens. Institutions play a significant role in addressing the global upskilling and reskilling challenge by providing awareness, incentives, and financial support for personal development and lifelong learning.

Coursera has designed a unified technology platform that allows us to configure a common set of content and features to meet the broad needs of our individual learners, as well as the Enterprise customers we serve through our Coursera for Business, Coursera for Campus, and Coursera for Government verticals. As of December 31, 2025, we had more than 1,700 Paid Enterprise Customers purchase Coursera through our direct sales force. We also have customers that purchase licenses through our channel partners or our Coursera for Teams offering.
The common content and features on our Enterprise learning platform include:
•A broad catalog of more than 17,000 courses, hands-on Guided Projects, Specializations, and Professional Certificates, primarily in the domains of business, computer science, technology, and data science;
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
•Program Builder and Path Builder, our AI-powered curation tools that enable administrators to build customized learning programs. Program Builder uses generative AI to automatically create collections and learning paths based on their specific learning objectives, while Path Builder allows for the creation of structured, sequential learning paths that reward completion with a co-branded badge;
•Skills Tracks, our turnkey data-backed learning programs designed to accelerate skill development for specific domains and job roles. Built on our Career Graph, they provide course collections and structured learning paths with verifiable credentials to help learners acquire and demonstrate in-demand skills required for roles in domains such as data, IT, and generative AI (GenAI);
•Dialogue and Role Play, our interactive, AI-driven course activities designed to deepen understanding and build practical skills. Dialogue engages learners in AI-guided discussions to improve comprehension of key concepts, while Role Play allows them to apply their knowledge and practice critical skills in simulated real-world scenarios, receiving AI-generated performance feedback;
•Coursera Labs, with hands-on projects that teach practical skills using real-world tools such as Python, Jupyter Notebooks, VS Code, R-Studio, and many other desktop or cloud-based applications accessible fully in-browser without software or data downloads;
•Admin Dashboard and Reporting, which provides a unified command center for administrators to monitor program health, benchmark performance, and receive proactive recommendations; and a centralized hub for generating and scheduling detailed, customizable reports on program impact and skill development;
•LevelSets that help learners calibrate targeted content recommendations to their skill level;
•Career Academy, which utilizes our entry-level Professional Certificates and Guided Projects to equip learners, regardless of prior education or work experience, with the skills and credentials for in-demand jobs. We also offer Career Academy Plus, which expands success to all Professional Certificates, Guided Projects, and the GenAI Skills Track, and includes our AI-assisted tools to help institutions customize, curate, and launch courses and programs efficiently; and
•Academic integrity tools, an integrated suite of capabilities designed to deter misconduct, verify the authenticity of learner work, and uphold the credibility of online learning by enabling institutions to enforce consistent integrity standards at scale.

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
Coursera for Campus serves academic institutions interested in offering job-relevant, credit-eligible, high-quality online education to students, faculty, and staff. Our offerings provide colleges and universities with university-branded, online learning that also includes top-branded industry content, courses, and credentials to meet students’ growing demand for hybrid and remote learning options and employers’ demands for job-ready graduates. Our Career Academy offering provides more than 220 industry microcredentials alongside the core university curriculum. More recently, growth in our catalog of entry-level Professional Certificates, in combination with regional credit recommendations in the United States, European Union, and India, has enabled academic institutions to offer career electives to students for credit.
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
Our Competitive Strengths: The Power of Our Business Model
We believe that our competitive advantage is based on the following key strengths:
Trusted brand with a large learner base. Coursera’s reputation as a trusted platform for online education has attracted approximately 197 million Registered Learners, making it one of the largest global audiences of adult learners in the world. This large, growing learner base attracts leading content creators, creates Enterprise leads, provides data and insights, increases operating scale, improves search engine optimization performance, and produces favorable economics.
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

Branded industry and university content
Attracts
Motivated global learner base at efficient customer acquisition cost
Generates word-of-mouth
Some of which convert
Some registrants pay for courses, certificates, and subscriptions
Drives value for content creators
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
Network of leading content creators. Our large, global learner base attracts trusted and recognized content creators, enabling us to offer a diverse range of courses and credentials. We carefully select our content creators, prioritizing quality, subject expertise, and geographic appeal. As technology advances and new relevant skill sets emerge, our growing industry partner relationships allow us to be responsive in providing in-demand skills for aspiring and ascending professionals.
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
Competition
The ecosystem for global learning, including online education and broader skills development, is highly fragmented and rapidly evolving. We expect alternative modes of learning to continue to accelerate as existing players and new entrants in the industry introduce new and more competitive products, enhancements, and bundles. Participants in the global learning ecosystem include, but are not limited to: 2U, Inc., including through its subsidiary edX Inc.; Alison (Capernaum Limited); DataCamp, Inc.; Degreed, Inc.; Docebo, Inc.; Eruditus Learning Solutions Pte. Ltd.; Global University Systems (dba FutureLearn); Go1 Pty Limited; Google LLC through its YouTube services; Great Learning PTE Ltd.; Khan Academy, Inc.; LinkedIn Corporation through its LinkedIn Learning services; Noodle Partners, Inc.; OpenAI OpCo, LLC; OpenSesame Inc.; O'Reilly Media, Inc.; Pearson plc.; Pluralsight, Inc.; Risepoint (formerly known as Academic Partnerships); Simplilearn; Skillshare, Inc.; Skillsoft Corp.; Study.com, LLC; Udacity, Inc.; Udemy, Inc.; upGrad Education Private Limited; The Wikimedia Foundation, Inc.: in-person learning; and internal online degree platforms developed in-house by universities. In addition, providers that leverage AI capabilities, including large language models, are increasingly offering education-focused capabilities, such as self-paced learning, custom course creation and on-demand tutoring.
Our Growth Strategy
The combination of greater global access to technology and our open learning platform is helping to unlock educational and economic opportunities for more global citizens by enhancing their education and providing them with credentials that help start, switch, or advance their careers. We continue to believe that we have a large, underpenetrated addressable opportunity ahead of us to enable the digital transformation of higher education and provide lifelong learning at scale.
Key elements of our strategy to drive growth in our business include:
Improve conversion, upsell, and retention of paid Consumer learners. Our Consumer platform fosters a natural learning progression, where learners can transition from free projects or courses to fully online degrees. A key tool in this strategy is our subscription offering, Coursera Plus, which has improved our ability to convert and retain paid Consumer learners. In 2025, over 69% of our cash receipts from projects, courses, Specializations, and certificates came from individual learners who were registered on our platform as of December 31, 2024.

Continue to grow our learner base and build our brand. We intend to continue to invest in increasing the number of Registered Learners on Coursera and increasing awareness of the Coursera brand. Our large learner base and brand work synergistically, increasing our value to content creators. This provides an incentive for them to author additional content and credentials, further enriching our offerings. This broader catalog, in turn, enhances the appeal of Coursera to learners, which grows our consumer learner base. We believe the content and credentials from our content creators generate meaningful organic and unpaid traffic to Coursera, which reduces our cost of learner acquisition. A growing learner base also generates synergistic opportunities for other parts of our business, as some learners will go on to enroll in degrees programs or provide us with Enterprise leads.
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
Grow our content and credentials catalog and network of content creators. We plan to continue to invest in growing our catalog of projects, courses, Specializations, and certificates across a broad range of topics, domains, and job roles, and expand our network of content creators.
Continue global expansion. Approximately 49% of our revenue for the year ended December 31, 2025 came from learners outside of the U.S. We plan to continue to market our offerings and programs to individual learners, businesses, academic institutions, and government organizations globally, providing us broad access to the addressable market while also building on our global brand as a leading learning destination. We also continue to enhance the local learning experience, including language translations, localized discovery, geographical pricing, payment methods, and regional credit recommendations.
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

Research and Development
Our research and development team creates and maintains our platform, products, and insights to deliver a high-quality learning experience to our learners and customers cost-effectively and at scale. We leverage our large partner and customer base, our engaged learner community, and our focus on user-driven innovation to aggregate feedback on features and functionality and consistently improve our offerings and platform, including the authoring experience for our content creators. Our production environment runs in a cloud environment, providing scalable storage and elastic computing.
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
Intellectual Property
We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures, contractual commitments and other legal rights and practices to protect our intellectual property, including our brand, proprietary information, technologies, processes, and the algorithms we use throughout our business. For example, as of December 31, 2025, we had 22 issued patents relating to technology features of our platform, including identity verification, content delivery and navigation, and automation, which patents expire between 2034 and 2045, and several U.S. pending patent applications also relating to certain technology features of our platform. Our principal trademark assets include the registered trademark “Coursera” and our logos and taglines. We also hold the rights to the “Coursera.org” internet domain name and various related domain names, which are subject to internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. For important additional information related to our intellectual property position, please review the information set forth in “Risk Factors—Risks Related to Intellectual Property.”
Seasonality
We experience revenue fluctuations due to seasonal engagement patterns of individual learners and Enterprise customers, which may vary from quarter to quarter or year to year, and seasonal operating practices or engagement patterns of partners resulting from academic calendars or fiscal years that may differ from our own.
Historically, there has been an increase in enrollments from new and existing consumer learners in the first and fourth quarter of each year as the result of various holiday promotions offered during these periods. Additionally, revenue from consumer learners varies quarter-over-quarter due to the timing of our launches of new course content, offerings, and features. Revenue from Enterprise customers also varies quarter-over-quarter due to budgetary cycles and other macroeconomic factors. Student count for learners in degree programs is affected by the seasonality of academic cycles, combined with the underlying growth interacting with those trends. For quarter-over-quarter fluctuations, the number of students in degree programs fluctuates in part because the academic terms for each degree program often begin and/or end within different calendar quarters, and the frequency with which each degree program is offered within a given year varies.
Human Capital
Overview
At Coursera, we are committed to providing employee services and workplace experiences that empower our global workforce to perform at their best and foster a shared sense of purpose. These efforts facilitate optimal performance and amplify our mission to transform lives through learning. As of December 31, 2025, we had 1,307 full-time employees. We also engage contractors and consultants for auxiliary services and support.

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

Talent Management

Coursera’s mission of transforming lives through learning sits at the core of our business objectives, and we seek to attract, hire, and develop distributed teams of talent that can represent our global community of learners, customers, and content creators. We do this through embracing a remote work strategy to attract and retain top global talent, while strengthening a culture of innovation, performance, and engagement.
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

Furthermore, our compensation philosophy is designed to promote fair and equitable pay for all employees regardless of gender, identity, race, age, or other protected characteristics. We routinely review our pay program to identify potential disparities while continuously seeking opportunities to enhance our pay practices.

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
The vast majority of our U.S.-based university partners participate in the federal student financial assistance programs under Title IV, and are subject to extensive regulation by the U.S. Department of Education (“DOE”), as well as various state agencies, licensing boards, and accrediting agencies. To participate in Title IV programs, an institution must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting agency recognized by the DOE, and be certified by the DOE as an eligible institution. The increased scrutiny and results-based accountability initiatives in the education sector, as well as ongoing policy differences in the U.S. Congress (“Congress”) regarding spending levels, could lead to significant changes in connection with a future reauthorization of the HEA or otherwise. These potential changes may place additional regulatory burdens on postsecondary schools participating in Title IV programs generally, and specific changes may be targeted at companies such as ours that serve higher education within the U.S. Regulatory activities and initiatives of the DOE may have similar consequences for our business even in the absence of congressional action.
Authorization and Approval
Our U.S.-based university partners are required to obtain the appropriate approvals from the DOE and applicable state and accrediting regulatory agencies for new programs. Similar approvals and reviews may be required for programs from our content creators based outside of the U.S. and for our partners to offer programs in other countries.
Our content creators, both U.S. and international, may also be required to be authorized in certain states to offer online programs, engage in advertising or recruiting, and operate externships, internships, technical training, or other forms of field experience, depending on state or international law. Although many of our programs are offered by U.S.-based higher education institutions that hold such authorizations or participate in an appropriate state reciprocity agreement such as the State Authorization Reciprocity Agreement (“SARA”), other content creators are not traditional education institutions or operate outside of the U.S. and do not hold such state authorizations. Some institutions, including California higher education institutions, currently do not participate in SARA.
Certain foreign local education laws and regulations require us, or our content creators, to obtain appropriate approvals. For example, Indian regulations relating to online higher education require, among other things, that learning platforms utilized by Indian universities to offer online degrees be approved by a technical committee of the Indian regulator.
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
Further, because the bundled services rule is based on agency guidance through the DCL and is not codified by statute or regulation, it could be altered or removed without prior notice or the formal procedures required for agency rulemaking. For example, the DOE recently issued new guidance expanding the application of third-party servicer requirements, including an annual audit requirement, to any entity providing recruitment services or content. The U.S. Supreme Court’s decision in the Loper Brights case may also result in legal challenges or changes to the DCL and the bundled services exception. In addition, the legal weight the DCL would carry in litigation over the propriety of any specific compensation arrangements under the HEA or the incentive compensation rule is uncertain. We can offer no assurances as to whether the exception in the DCL would be upheld by a court or how it would be interpreted.
Additionally, in the absence of further DOE guidance, certain states may enact laws prohibiting their public universities from entering into revenue share arrangements to procure marketing and recruiting services in support of their online programs, such as a 2024 Minnesota law. The Minnesota law also mandates institutional approval for OPM contracts, sets strict reporting and marketing guidelines, and includes a temporary exemption for certain contracts modified before July 1, 2023. A new Ohio law now requires Ohio universities to disclose the existence of OPM contracts and for OPM-employed student recruiters to identify themselves as such. Other states, such as California, Florida, and New Jersey, have considered similar legislation, but none have been enacted to date.

Misrepresentation Rule
Under our contracts with U.S.-based university partners, we are required to comply with other regulations promulgated by the DOE and comparable state laws that affect our marketing activities, including the misrepresentation rule. The misrepresentation rule is broad in scope and applies to statements our employees or agents may make about the nature of an content creator’s program, their financial charges, or the employability of their program graduates. As the DOE confirmed in a “Dear Colleague” Letter issued on January 16, 2025, universities may be responsible for misrepresentations made by their third party service providers.
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
•the expected timing and realization of the expected benefits of our Merger with Udemy;
•our ability to complete the Merger and the impact of such failure on our business and financial results and the price of our common stock;
•the Merger Agreement contains contractual restrictions to pursue alternatives to the Merger and provisions that could require us to pay a termination fee or other amounts to Udemy;
•business uncertainties and contractual restrictions while the Merger is pending;
•the impact of lawsuits filed in connection with the Merger, if any, resulting in substantial costs and/or delaying or preventing the completion of the Merger;
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
We collaborate with our content creators to deliver a broad portfolio of educational content and credentials on our platform. For our Enterprise offerings and a significant portion of our Consumer offerings, we incur content costs in the form of fees paid to content creators. In addition, the portion of our Consumer revenue attributable to our degree programs is determined based on a percentage of the total tuition paid by students enrolled in degree programs. As a result, changes in university tuition rates, increases in content costs, or other changes in our content creator agreements could significantly impact our revenue, gross profit, and operating results. For example, starting in 2025, we updated our revenue share allocation arrangements to compensate our content creators based on the level of learner engagement their content generates, rather than learner enrollment rates. In addition, in 2026, we introduced a platform fee charged to our content creators for sales of eligible Consumer subscriptions and courses as well as Enterprise offerings to help fund our ongoing investments in our platform. We have experienced opposition to our content fee terms, and we anticipate similar challenges in the future. Further, we have in the past and may in the future change the terms of these agreements, including the pricing terms or contract length, due to competitive, regulatory, or other reasons. Any significant change in our pricing, content costs, or other contract terms with our content creators could impact whether content creators continue to partner with us and materially and adversely affect our business, financial condition, and results of operations.

If we fail to establish, maintain, and expand our content creator relationships, our ability to grow our business and revenue will suffer.
The success of our business depends in large part on the development, maintenance, and volume of engaging educational content and credentialing programs in collaboration with our content creators. We have faced, and may continue to face challenges in establishing, maintaining, and expanding these relationships. For instance, our content creators may need to invest significant time and resources to modify or develop their content and credentialing programs to suit an online learning environment. Online degree programs delivered through academic institutions are not yet widely accepted. Administrators and faculty members may feel they have less control over the educational process and be concerned about the effectiveness of asynchronous learning, potential misuse of generative AI tools by learners to cheat, and the challenge of maintaining on-campus quality standards in an online format. There can be no assurance that online degree programs, such as those offered on our platform, will ever achieve significant market acceptance, and universities may therefore decline to engage with our platform. Further, if we were to lose a significant number of content creators, especially those who provide a significant portion of the content and programs on our platform, or if we can no longer offer certain high-demand content or programs, our reputation, growth, and revenue would be materially and adversely impacted. For the year ended December 31, 2025, we generated approximately 23% of our total revenue from the content and credentialing programs of our top five content creators. Total revenue includes both revenue directly attributable to content creators and revenue that we do not consider directly attributable, such as revenue from site-wide subscriptions or our Coursera for Teams offering. The loss of or reduction in content and programs from these and other content creators could negatively affect our ability to sustain or generate revenue or reach future profitability, and would materially and adversely affect our business, financial condition, or results of operation if we are unable to timely secure comparable educational content and credentialing programs at a favorable cost from other content creators.
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
•Lack of financial resources for learners. Developments that reduce the availability of financial aid for higher education or reduce disposable income for potential learners (including macroeconomic developments such as inflation, government shutdowns, tariffs, currency and interest rate fluctuations, recessions, unemployment, or pandemics) could impair learners’ abilities to meet their financial obligations, which in turn could result in reduced enrollment and harm our ability to generate revenue.
•General economic conditions. Enrollment in the courses and credentialing programs offered on our platform may be affected by changes in the U.S. economy and by global economic conditions. For example, an improvement in economic conditions may reduce demand for adult learning as potential learners may find adequate employment without additional education. Conversely, a decline in employment opportunities or economic conditions may reduce employers’ willingness to sponsor adult learning or workforce skilling opportunities for employees given a lack of employer need for enhanced skill sets or an inability to fund such programs. This could discourage learners from pursuing further education due to an inability to afford our programs or a perception that the financial investment may not result in increased earning potential or improved employment opportunities. In addition, if current macroeconomic conditions persist or deteriorate, our ability to attract and retain paid learners in our Consumer segment, as well as current and prospective customers in our Enterprise segment, or to maintain and grow relationships with our content creators, could be adversely affected by reductions or resources, shifting priorities, or delays in decision-making.

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
We incurred net losses of $51.0 million, $79.5 million, and $116.6 million in the years ended December 31, 2025, 2024 and 2023, and we had an accumulated deficit of $911.2 million and $860.2 million as of December 31, 2025 and 2024. We may not achieve profitability in the future, and even if we do, we may not be able to maintain or increase our level of profitability.
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
Certain expenditures, including those to expand our course offerings and the robustness of our platform, grow our learner and customer base, expand our sales and marketing efforts, and improve and scale our technology and operations, may make it more difficult for us to achieve and maintain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to grow our revenue enough to offset our expenses. Restructuring and expense reduction initiatives could negatively impact our business, our growth, and our operational performance if they do not achieve or sustain the targeted benefits, the benefits are not adequate to meet our long-term profitability and operational expectations, costs are materially higher than expected, management’s attention is diverted, employee attrition is beyond our intended reduction in force or in key roles, we experience lower employee morale, or our reputation as an employer is damaged harming our ability to retain and attract talent. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to achieve and maintain profitability, the value of our Company and our stock price could decline significantly, and you could lose some or all of your investment.

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
The ecosystem for global learning, including online education and broader skills development, is highly fragmented and rapidly evolving. We expect alternative modes of learning to continue to accelerate as existing players and new entrants in this industry introduce new and more competitive products, enhancements, and bundles.

Participants in the global learning ecosystem include, but are not limited to: 2U, Inc., including through its subsidiary edX Inc.; Alison (Capernaum Limited); DataCamp, Inc.; Degreed, Inc.; Docebo, Inc.; Eruditus Learning Solutions Pte. Ltd.; Global University Systems (dba FutureLearn); Go1 Pty Limited; Google LLC through its YouTube services; Great Learning PTE Ltd.; Khan Academy, Inc.; LinkedIn Corporation through its LinkedIn Learning services; Noodle Partners, Inc.; OpenAI OpCo, LLC; OpenSesame Inc.; O’Reilly Media, Inc.; Pearson plc.; Pluralsight, Inc.; Risepoint (formerly known as Academic Partnerships); Simplilearn; Skillshare, Inc.; Skillsoft Corp.; Study.com, LLC; Udacity, Inc.; Udemy, Inc.; upGrad Education Private Limited; The Wikimedia Foundation, Inc.; in-person learning; and internal online degree platforms developed in-house by universities. In addition, providers that leverage AI capabilities, including large language models, are increasingly offering education-focused capabilities, such as self-paced learning, custom course creation and on-demand tutoring.
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
We may choose to expand our business by making acquisitions that could be material. To date, we have only completed one acquisition, and while we have entered into the Merger Agreement to combine with Udemy, our ability as an organization to successfully identify, evaluate, acquire, and integrate technologies or businesses is unproven and limited. Acquisitions involve many risks, including the following:
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
Our future success is substantially dependent on our continued ability to identify, hire, develop, motivate, and retain highly skilled personnel, including senior management, engineers, sales, product managers, operations, and general and administrative functions. The expertise of our senior management team in negotiating with businesses, government organizations, academic institutions, and other organizations is critical in navigating the complex approval processes of these entities. We do not maintain key-person insurance on any of our employees, and our U.S. employees are generally employed on an at-will basis. There have been, and from time to time, there may continue to be, changes in our senior management team and key employees, which could disrupt our business. Some senior management members have been with us for a short period of time, and we continue to develop key functions within various aspects of our business. For example, in February 2025, Gregory Hart joined us as our President, Chief Executive Officer, and Board member. The loss of one or more of our senior management members or other key employees, or the failure of our senior management team to work together effectively, develop strategies, and execute our plans, could harm our business. Further, the failure to successfully transition and assimilate key employees could adversely affect our business operations.
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
In addition, any changes to our organizational or compensation structure or our workplace culture may be negatively perceived by current or prospective employees and may result in attrition or cause difficulty in the recruiting process. We may periodically implement business strategies that impact our employees, including changes to our organizational structure or workforce adjustments. Workforce reductions or restructurings could have an adverse effect on our business, including lowering employee morale, harming our reputation as an employer, making it difficult to retain and attract talent, losing key employees targeted for retention, and hindering our ability to meet operational targets due to loss of key employees. To the extent that our compensation and benefits programs are not viewed as competitive, our workplace culture does not resonate, or changes in our workforce or other initiatives are not viewed favorably, our ability to attract, retain, and motivate employees can be weakened, which could harm our operating results.
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
We are subject to complex and evolving laws and regulations worldwide that differ among jurisdictions and affect our operations in areas including, but not limited to: higher education, IP ownership and infringement, tax, import and export requirements, anti-corruption, data privacy, consumer protection, employment and labor, and accounting and financial reporting. Compliance with these requirements can be onerous and expensive and may negatively impact our business operations. For example, unfavorable legal or regulatory developments related to higher education, AI, or privacy may adversely impact our platform, strategy, business, or operations. Legislative or regulatory developments, including U.S. Department of Education (“DOE”) regulatory activities, may also adversely impact our current and prospective learners, customers, or content creators, which may in turn have an adverse impact on our business, results of operations, financial condition, and growth prospects. In addition, the U.S. Supreme Court’s decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”) in June 2024, which overturned the “Chevron doctrine” of judicial deference to federal agency interpretations of statutes, has resulted in uncertainty and increased the risk of legal challenges to current DOE rules, policies, and guidance, as well as the potential for future congressional legislation.
Our policies, controls, and procedures are designed to comply with applicable laws, but we cannot provide assurance that our employees, contractors, agents, or content creators will always follow them. Noncompliance may result in fines; criminal sanctions against us, our officers, or our employees; prohibitions on the conduct of our business; litigation; and damage to our reputation. The education technology industry is subject to media, political, and regulatory scrutiny, which can increase our exposure to regulatory investigations, legal actions, penalties, or reputational harm.

If we or our content creators fail to comply with international, federal, and state education laws and regulations, including any applicable state authorizations for their programs, it could harm our business and reputation.
Higher education is heavily regulated in the U.S. and internationally. Numerous U.S. states require education providers to obtain regulatory approval or state authorization to enroll or market to in-state learners in online education programs. If we or any of our content creators were found to be non-compliant with any of the laws, regulations, standards, or policies related to state authorization, the content creator could lose its ability to operate in certain states. If such non-compliance extended to a material contingent of our content creators, and they lost the ability to operate in certain states, our revenue could decline.
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
Our university partners must comply with complex and frequently changing regulations, including accreditation, state and international authorization, and Title IV federal funding requirements. Changes or new interpretations of these laws may affect their ability to offer online learning programs or access federal funds. Some regulations were not designed for online learning and may be difficult to interpret or apply. Degrees, certifications, or other credentials earned in one jurisdiction may not be recognized in all jurisdictions, which could affect student employment prospects, eligibility for advanced education programs, and other opportunities. Our international university partners are subject to similarly extensive legislation, regulation, and oversight.
Our future growth could be impaired if we, or our content creators, fail to obtain timely approval from applicable regulatory agencies to offer new programs, make substantive changes to existing programs, or expand their programs into or within certain jurisdictions.
Our U.S.-based university partners are required to obtain the appropriate approvals from the DOE, state, and accrediting agencies for new programs, and may also need state authorization. These approvals may be conditioned, delayed, or denied, which could impact our future growth. Similar regulatory approvals may be required for programs offered by our content creators outside the U.S. or in other countries.
We and our content creators, both U.S. and international, may also be required to obtain state authorization to offer, advertise, or recruit for online programs, depending on state and international laws. Many U.S.-based higher education institutions hold these authorizations or participate in reciprocity agreements, such as the State Authorization Reciprocity Agreement (“SARA”); however, some content creators are not traditional education institutions or operate outside of the U.S. and do not hold such authorizations. Notably, California higher education institutions currently do not participate in SARA. If a required authorization is lost or not obtained, we, may be unable to deliver degree course content or fulfill the institution's obligations in that state, and affected institutions and learners may become ineligible for certain financial aid programs, diminish the attractiveness of the content creator’s programs, and ultimately compromise our ability to generate revenue. Seeking state authorization can be time-consuming and costly.
We or our content creators may also be required to obtain approvals under international education laws and regulations. For example, a recent Indian regulation requires that online degree platforms utilized by Indian universities be approved by a technical committee of the Indian regulator. This approval process is new, complex and time-consuming, with uncertain timing and standards, and it is unclear if international platforms can apply. We may also lack the resources to pursue approval without support from our Indian university partners. International education laws and regulations may prohibit or restrict online education by foreign entities, or local policies may favor local providers. In 2023, India’s Ministry of Education launched the National Digital University, which lets students combine credits from different higher education institutions. This program may negatively impact our ability to expand our degree programs in India.
If we or our content creators fail to obtain or maintain necessary authorizations or violate applicable laws and regulations, learners in relevant programs could be adversely affected, we could lose our ability to operate in that state or international market, and our ability to generate revenue would be adversely affected.

If our university partners fail to maintain institutional or programmatic accreditation for their programs, our revenue could be materially adversely affected.
The loss or suspension of a university partner’s accreditation or other adverse action by their institutional accreditor would render the institution or its programs ineligible for Title IV or similar government funding available to students enrolled in degree programs based in and outside of the U.S. and international degree programs. Such actions could prevent the university partner from offering certain educational programs, could prevent our degree students from accessing such funding, and prevent graduates from obtaining such degrees. If any of these results occur, it could hurt our ability to generate revenue from that program.
Our activities are subject to international, federal, and state education accessibility, consumer protection laws and regulations, and other requirements.
As a service provider to higher education institutions both in the U.S. and internationally, either directly or indirectly through our arrangements with content creators, we are required to comply with certain education laws and regulations.
Our platform and services are also subject to a range of accessibility and consumer protection requirements, including Title II and Title III of the Americans with Disabilities Act, Section 504 and Section 508 of the Rehabilitation Act of 1974, the Web Content Accessibility Guidelines 2.2. Failure to comply with these evolving statutory and regulatory standards could result in our offerings being less attractive to content creators, learners, and customers, and may expose us to legal claims, regulatory actions or other liabilities. As such, we expect to incur ongoing costs of compliance.
Our subscription plans charge learners on a recurring basis, requiring us to comply with complex international, federal, and state laws and regulations related to automatic renewal, unfair competition, false advertising, and accessibility. These laws require us to make clear and conspicuous disclosures at the point of purchase, obtain the learner’s affirmative, express consent to recurring charges, provide a simple means to cancel subscriptions, and ensure our services are accessible to all users. Failure to comply with these requirements can result in significant penalties, including regulatory fines, third-party lawsuits, or other liabilities, and will require us to incur ongoing compliance costs.
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
Many of our content creators, including academic institutions and education providers, rely on government funding. Reductions, delays, or changes in such funding—such as cuts to grants or changes in U.S. federal budget priorities, DOE policies, or the tax status of academic institutions—could reduce their use of our platform or delay content development for our platform, any of which could cause us to lose learners, customers, and revenue. In the U.S., pressures on and uncertainty regarding the U.S. federal government budget, changes in spending and staffing policies and budgetary priorities, including proposed or future changes to the DOE, reductions in federal funding of academic institutions, and changes in the tax status of academic institutions, including due to legislation or executive orders, could negatively impact our content creators’ budgets or operations, and in turn, negatively impact our business, financial condition, and results of operations.
While our degree programs are designed to align with guidance from a DOE “Dear Colleague” Letter, such guidance is not codified by statute or regulation and may be subject to change.
As a condition of eligibility to participate in Title IV programs, each institution agrees not to “provide any commission, bonus, or other incentive payment based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid, to any person or entity engaged in student recruitment, admission activity, or in making decisions regarding the award of Title IV program funds.” The vast majority of our U.S.-based university partners, and some of our non-U.S. university partners, participate in Title IV programs. This incentive compensation rule generally prohibits incentive-based compensation for recruitment, admission, or enrollment of learners. However, in March 2011, the DOE issued clarifying guidance (Dear Colleague Letter, or “DCL”) interpreting the rule as permitting tuition revenue-sharing arrangements under the “bundled services exception.” Our degree programs rely on this exception to enter into tuition revenue-sharing agreements with Title IV participating university partners.

Our contractual arrangements with our U.S.-based university partners are intended to follow the bundled services exception in the DCL. However, ambiguity in the DCL and the incentive compensation rule creates a risk that the DOE or a court, including in a “whistleblower” claim under the federal False Claims Act, could disagree with our interpretation. If it is determined that our degree offerings do not meet the bundled services exception, we may be unable to enforce our right to collect revenue sharing from our university partners, and our partners may seek refunds of previously paid amounts. Even unfounded claims could cause reputational harm, cause us to incur significant defense costs, result in the termination of our agreements with Title IV participating university partners, and negatively impact our ability to enter into new agreements.
Further, because the bundled services exception is based on agency guidance through the DCL and is not codified by statute or regulation, it could be changed or removed without prior notice or the formal procedures required for agency rulemaking. The U.S. Supreme Court’s decision in the Loper Bright case may also result in legal challenges or changes to the DCL and the bundled services exception. If the guidance is rescinded or amended, such changes may materially and adversely impact our business and operations as we may need to alter or replace the current tuition revenue-sharing models in our agreements with Title IV participating university partners.
We cannot provide assurance as to how a court would interpret or uphold the DCL exception. We also cannot predict the impact of a material reduction in the DOE’s workforce, or the DOE’s reorganization or elimination, on the DCL’s enforceability. If Congress, the DOE, or a court revises, removes, or invalidates the bundled services exception, we may need to change our degree offerings and renegotiate university partner agreements, which could adversely affect our business and operations.
State legislation could negatively affect our degree programs.
A perceived impairment in the DOE’s ability or desire to regulate higher education could result in increasing state legislation. For example, in 2024, Minnesota enacted a law prohibiting their public universities from entering into revenue share arrangements for marketing and recruiting services for their online programs, and Ohio now requires Ohio universities to disclose the existence of OPM contracts and for OPM-employed student recruiters to identify themselves as such. Other states, such as California, Florida, and New Jersey, have considered similar legislation. As a result, our current degree programs may be negatively affected by such state legislation, and we may need to make changes to our business model and renegotiate the terms of our university partner agreements with public universities located in such states. If we are unable to comply with the terms of such state legislation or negotiate terms with public universities acceptable under such state legislation, we may have to terminate our degree programs in those states, and our ability to generate revenue may be adversely affected.
If we violate the misrepresentation rule, or similar federal and state regulatory requirements, we could face fines, sanctions, and other liabilities.
Under our contracts with U.S.-based university partners, we must comply with DOE and comparable state regulations affecting our marketing activities, including the misrepresentation rule. The misrepresentation rule broadly prohibits employees or agents from making false or misleading statements about a university partner's program, financial charges, or graduate employability. Violations by our employees or agents could harm our reputation, lead to termination of university partner agreements, and result in fines, penalties, injunctions or other remedies and require us to pay the fees associated with indemnifying an university partner from private claims or government investigations. Any such outcomes could have a material adverse effect on our business, financial condition, and results of operations.
We are required to comply with the Family Educational Rights and Privacy Act (“FERPA”) for certain of our offerings, and failure to do so could harm our reputation and negatively affect our business.
FERPA and other education laws generally prohibit institutions of higher education from disclosing personally identifiable information from a learner’s education records without the learner’s consent. Certain U.S.-based university degree and certificate partners, and Coursera for Campus customers and their learners may disclose to us information subject to these laws. Through our service contracts with such institutions, we are indirectly subject to FERPA and similar requirements. If we violate FERPA, it could result in a material breach of our agreements with one or more of our content creators and Coursera for Campus customers, which could harm our reputation. Further, in the event that we disclose learner information in violation of FERPA, the DOE could require a content creator to suspend our access to learner information for at least five years.

We could face liability, or our reputation might be harmed, as a result of the activities of our customers, content creators, or learners for content on or accessible through our platform.
Various articles or other third-party content may be posted to our platform by customers, content creators, or learners. The laws governing the fair use of these third-party materials are imprecise and determined case by case, making it difficult to implement clear institutional policies. As a result, we could face liability for the unauthorized duplication, distribution, or other use of this material. In addition, third parties may allege misappropriation, plagiarism, or similar claims related to content appearing on our platform. Any such claims, including claims of defamation, disparagement, negligence, breach of warranty, misappropriation, or personal harm, could subject us to costly litigation and impose a significant strain on our financial resources and management personnel, regardless of whether the claims have merit. Our liability insurance may not adequately cover these claims, and we may need to change or remove content, alter platform functionality, or pay monetary damages. Furthermore, if inappropriate, offensive, or unlawful content is posted on our platform by customers, content creators, or learners, it could harm our reputation, lead to a loss of such users or creators, and potentially expose us to legal liability.
We rely on statutory and common-law frameworks and defenses, including the Digital Millennium Copyright Act of 1998 (“DMCA”), the Communications Decency Act of 1996 (“CDA”), and the fair-use doctrine in the U.S., as well as the Digital Services Act (“DSA”), the Digital Markets Act (“DMA”), and Article 17 of the EU Directive on Copyright in the Digital Single Market. However, differences between statutes, limitations on immunity, and evolving requirements in various jurisdictions may affect our ability to rely on these frameworks. Section 230 of the CDA, which provides certain legal protections to online platforms, has faced increasing litigation challenges and legislative proposals that may impact its scope. New regulatory regimes in the U.S., EU, and other countries may also increase potential liability for information or content available on our platform, or impose additional obligations to monitor such information or content, which could increase our costs.
We are subject to government export and import controls and anti-corruption laws and regulations that could impair our ability to compete in international markets and subject us to liability if we are not in compliance with applicable laws.
Our business activities are subject to U.S. export and import laws, including the U.S. Department of Commerce’s Export Administration Regulations and economic and trade sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Control. These laws restrict or prohibit transactions involving certain technology, goods, and services with embargoed or sanctioned countries, governments, persons, and entities. Other countries may also regulate the import of certain technology and may have or enact laws that limit our ability to provide learners and customers access to our platform or could limit our learners’ and customers’ ability to access or use our services in those countries.
Although we take precautions to prevent our platform from being provided in violation of such laws or economic sanctions, inadvertent violations may still occur. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to civil or criminal penalties, including the possible loss of export privileges and fines. We may also be adversely affected through penalties, reputational harm, loss of access to certain markets, or otherwise. Many countries regulate the import and export of encryption and other technology, which may limit our ability to distribute our platform or could restrict our learners’ access to our platform in those countries. Changes in our platform, export and import regulations, or the imposition of sanctions, such as those on Russian parties and decisions to suspend activities in Russia, may prevent our international learners from utilizing our platform or, in some cases, prevent the export or import of our platform to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions, or related legislation or changes in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell subscriptions to our platform to, existing or potential learners internationally, or could restrict our ability to acquire technology, services, or content. Any decreased use of our platform or limitation on our ability to export or sell our platform would adversely affect our business, results of operations, and financial results.
We are also subject to domestic and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, as well as other similar anti-bribery, anti-kickback, and anti-money laundering regulations. These laws and regulations generally prohibit companies, their employees, and their intermediaries from authorizing, offering, providing, and accepting improper payments or benefits for improper purposes. These laws also require that we keep accurate books and records and maintain compliance procedures designed to prevent any such actions. Although we take precautions to prevent violations of these laws and regulations, our exposure to violations increases as our international presence expands and as we increase sales and operations in foreign jurisdictions.

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
Litigation can be time-consuming, divert management’s attention and resources, result in significant expenses or liability, or require changes to our business practices. In addition, litigation expenses and the timing of these expenses from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations. Refer to Note 9, Commitments and Contingencies, included in Part II, Item 8 of this Form 10-K for additional information.
Risks Related to Privacy, Cybersecurity, and Infrastructure
If personal, confidential, or otherwise sensitive information about our learners, customers, content creators, or their employees is disclosed, or if we, or our third-party providers, are subject to cyberattacks, use of our platform could be curtailed, we may be exposed to liability, and our reputation could suffer.
Although we do not directly collect, transmit, and store financial information, such as credit cards and other payment information, except in very limited circumstances related to Enterprise customers, we utilize third-party payment processors who provide payment processing services on our behalf. We also collect and store certain personal information provided by our customers, content creators, learners, and potential learners, such as names, email addresses, and other data pertaining to their activity on our platform. The collection, transmission, and storage of such information is subject to stringent legal and regulatory obligations. Some of our third-party service providers, such as identity verification and payment processing providers, also regularly have access to personal information. In an effort to protect personal, confidential, or otherwise sensitive information, we rely on a variety of security measures, including encryption and authentication technology licensed from third parties. However, advances in computer capabilities, increasingly sophisticated tools and methods used by hackers and cyberterrorists, new discoveries in the field of cryptography, or other developments may result in our failure or inability to adequately protect this information. In addition, hackers have become increasingly more active in scamming or phishing attempts such as impersonating company personnel, customers’ personnel, or content creators’ personnel, in an effort to obtain personal information from learners or otherwise make inappropriate use of our platform, which could expose us to liability, reduce learner, customer, and content creator satisfaction with our platform, or cause reputational damage. For example, we have had several instances of users impersonating professors and inviting learners to off-platform forums in an effort to entice the learners to buy unrelated educational content.
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
Failure or perceived failure by us to comply with our privacy or data protection legal obligations, or any security breach that impacts personal, confidential, or otherwise sensitive information, may result in government enforcement actions, litigation, or negative publicity and could cause learners to lose trust in us, which could have an adverse effect on our business. Furthermore, under the terms of our agreements with content creators and customers, and our primary legal obligations, we are responsible for the costs of investigating and disclosing security breaches. In addition to costs associated with investigating and fully disclosing a security breach in such instances, we could be subject to substantial costs to remedy the data breach, substantial monetary fines, or private claims by affected parties, and our reputation would likely be harmed.

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
We expect to incur ongoing costs associated with the detection and prevention of security breaches and other security-related incidents. We may incur additional costs in the event of a security breach or other security-related incident. Any actual or perceived compromise of our systems or data security measures or those of third parties with whom we do business, or any failure to prevent or mitigate the loss of personal, confidential, or otherwise sensitive information and delays in detecting or providing notice of any such compromise or loss could negatively impact us. These security breaches could, among other things, disrupt our operations, harm the perception of our security measures, damage our reputation, cause some learners or content creators to decrease or stop their use of our platform or relationships with us, and could subject us to litigation, government action, increased transaction fees, regulatory fines or penalties, or other additional costs and liabilities that could harm our business, financial condition, and operating results.
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
Furthermore, future laws, rules, and regulations with respect to AI in the U.S. or internationally may significantly impact our business. In March 2024, the European Commission adopted the Artificial Intelligence Act (“AI Act”), which has rolling deadlines with full effect of all provisions by 2027. The AI Act will introduce significant compliance obligations and regulatory fines for breaches on all operators of AI systems. A particular risk of the AI Act is the potential classification of certain uses of AI systems in an educational context as high risk, significantly increasing the compliance burden associated with running such AI systems and which may bring into question the feasibility of operating AI systems for certain use cases.
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
In addition, the development of sophisticated AI technologies creates new avenues for potential infringement of our or our content creators’ IP rights. There is a risk that third parties may use our content, data sets, or other proprietary materials without our authorization to “train” AI applications. Such unauthorized use could also create derivative works that may or may not infringe on our IP or that of our content creators. Conversely, we may face claims alleging that our own use of AI technologies infringes on the IP rights of others. Navigating this evolving legal landscape could be costly, divert significant management attention, or harm our business.
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
A substantial portion of our platform and our solutions incorporate OSS, and we may incorporate additional OSS in the future. OSS is generally freely accessible, usable, and modifiable. Certain OSS licenses may, in certain circumstances, require us (i) to offer our solutions that incorporate OSS for no cost, (ii) to make available source code for modifications or derivative works we create based upon incorporating or using OSS; and (iii) to license such modifications or derivative works under the terms of the particular OSS license. Our efforts to monitor use of OSS, including our use of third-party software that has incorporated certain types of OSS into the software we license from such third party without our knowledge, may not be successful for ensuring compliance with such OSS licenses. If an author or other third party that distributes OSS we use were to allege non-compliance with the license conditions, we may incur significant legal expenses defending against such allegations. We could also be required to disclose our proprietary code and could be subject to significant damages.. This could include injunctions preventing us from offering our solutions that contain the OSS, or being required to comply with one or more license conditions, including paying substantial licensing fees for the continued use of such OSS. Any of these outcomes could disrupt our ability to offer the affected solutions. We could also be subject to suits by parties claiming ownership of what we believe to be OSS. Litigation could consume management’s time and attention, be costly for us to defend, and have a negative effect on our operating results and financial condition.
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

Risks Related to Tax, Accounting, and Operations
We are subject to taxation in multiple jurisdictions.
We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Significant judgment is required in determining our global provision for income taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. While we believe our tax positions are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that these positions may be challenged by jurisdictional tax authorities, which may have a significant impact on our global provision for income taxes. We re-examine and evaluate tax laws globally, and take into account new laws and interpretations of the laws for financial statement purposes in the quarter or year that they become applicable. Tax authorities are increasingly scrutinizing the tax positions of companies. These changes and scrutiny could have a materially adverse impact on our business, results of operations and cash flows.
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
In addition, we grant equity awards to employees, directors, and other service providers pursuant to our equity incentive plans (refer to Note 11, Employee Benefit Plans, included in Part II, Item 8 of this Form 10-K for details on shares of common stock issuable upon exercise of stock options or vesting of restricted and performance stock units). Eligible employees may purchase shares of common stock semi-annually at a discount under our employee stock purchase plan. Sales of stock by these equity holders, or the perception that such sales could occur, could negatively impact our stock price. Additionally, future issuances of common stock, convertible securities, or other equity could dilute current investors and potentially cause our stock price to decline. New investors in such issuances could also receive rights senior to those of existing common stockholders.

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
We are certified as a B Corp through B Lab, which requires us to meet rigorous standards of social and environmental performance, accountability, and transparency. Our business model and brand could be harmed if we were to lose or if we were to choose not to renew our certification as a B Corp. We must undergo a reassessment every three years to maintain our B Corp certification, and we last completed such assessment in 2025. B Lab’s certification requirements are subject to periodic changes and updates, including a recently-released proposed new framework, which if adopted in its present form, could make it more difficult to achieve certification. Whether due to our choice or our failure to meet B Lab’s certification requirements, a loss of our certification could create a perception that we are more focused on financial performance and no longer as committed to the values expected of a B Corp. Likewise, our reputation could be harmed if our publicly reported B Corp score declines or if we take actions that are perceived to be misaligned with B Corp values.
Risks Relating to our Combination and Merger Agreement with Udemy, Inc.
The Merger may not be completed, the Merger Agreement may be terminated in accordance with its terms, and failure to complete the Merger could negatively impact the price of shares of our common stock, as well as our future businesses and financial results.

On December 17, 2025, we, Merger Sub and Udemy entered into the Merger Agreement, which provides for our combination with Udemy in an all-stock transaction. The Merger is subject to a number of conditions that must be satisfied or waived prior to the completion of the Merger. These conditions to the completion of the Merger may not be satisfied or waived in a timely manner or at all, and, accordingly, the Merger may be delayed or may not be completed.

If the Merger is not completed for any reason, our business and financial results may be adversely affected and, without realizing any of the benefits of having completed the Merger, we would be subject to a number of risks, including: (i) we may experience negative reactions from the financial markets, including negative impacts on the market price of our common stock, (ii) we may experience negative reactions from our learners, customers, partners, and other third parties with whom we do business, which in turn could affect our marketing operations or our ability to compete for new business or obtain renewals in the marketplace more broadly, (iii) we may experience negative reactions from employees, (iv) we will still be required to pay certain significant costs relating to the Merger, such as legal, accounting, financial advisor and printing fees, and (v) we will have expended time and resources that could otherwise have been spent on our existing business and the pursuit of other opportunities that could have been beneficial to us, and our ongoing business and financial results may be adversely affected.

The Merger Agreement limits our ability to pursue alternatives to the Merger, may discourage other companies from trying to acquire us and, in specified circumstances, could require us to pay Udemy a termination fee.

The Merger Agreement contains provisions that may discourage a third party from submitting a proposal to acquire us that may be more beneficial to us and our stakeholders than the Merger or may result in a potential acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay. The Merger Agreement further provides that under specified circumstances, including after a change of recommendation by our board of directors and a subsequent termination of the Merger Agreement by Udemy in accordance with its terms, we may be required to pay Udemy a cash termination fee of $40.5 million. In addition, if the Merger Agreement is terminated under specified circumstances and we enter into an agreement for or consummate an alternate transaction within one year following such termination, we may be required to pay Udemy a cash termination fee of $40.5 million. Further, if the Merger Agreement is terminated under specified circumstances after the requisite approval of our stockholders is not obtained at our stockholder meeting, we may be required to pay Udemy a transaction expense reimbursement of $8 million.

Our business relationships may be subject to disruption due to uncertainty associated with the Merger, which could have a material effect on our business, financial condition, cash flows and results of operations.

Parties with whom we do business may experience uncertainty associated with the Merger, including with respect to current or future business relationships following the Merger. Our business relationships may be subject to disruption as our customers, partners, and other third parties with whom we do business may attempt to delay or defer entering into new business relationships or negotiate changes in existing business relationships. These disruptions could have a material and adverse effect on our business, financial condition, cash flows and results of operations, regardless of whether the Merger is completed. The risk, and adverse effects, of any disruption could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.

Uncertainties associated with the Merger may cause a loss of our management personnel and other key employees, or impact our ability to attract or retain content creators, which could adversely affect our future business and operations.

We depend on the experience and industry knowledge of our officers and other key employees to execute our business plans. Our success after the Merger will depend in part on our ability to retain key management personnel and other key employees. Our current and prospective employees may experience uncertainty about their roles following the Merger or other concerns regarding the timing and completion of the Merger or our operations following the Merger, any of which may have an adverse effect on our ability to retain or attract key management and other personnel, regardless of whether the Merger is completed. If we are unable to retain personnel, including our key management, who are critical to our future operations, we could face disruptions in our operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the Merger. No assurance can be given that we, following the Merger, will be able to retain or attract key management personnel and other employees to the same extent that we have previously been able to retain or attract our employees.

Additionally, our business depends in part on our ability to attract and retain content creators. If we are unable to retain or attract content creators, including as a result of uncertainty related to the Merger, we could face disruptions in our operations, loss of existing learners or customers and unanticipated additional costs. In addition, the loss of content creators could diminish the anticipated benefits of the Merger. No assurance can be given that we, following the Merger, will be able to retain or attract content creators to the same extent that we have previously been able to retain or attract our content creators.

The Merger Agreement subjects us to restrictions on our business activities prior to the Effective Time.

Under the Merger Agreement, we face several restrictions until the Merger is complete. We cannot enter into certain corporate transactions or take other specified actions without Udemy’s consent. We must also use our reasonable best efforts to continue our business operations in the ordinary course. If the Merger’s completion is delayed, these restrictions will continue to apply for a longer period, which could prevent us from pursuing attractive business opportunities that arise.

We expect to incur significant costs in connection with the Merger, which may exceed the costs we anticipate.

We have incurred and expect to continue to incur a number of non-recurring costs associated with negotiating and completing the Merger. These expenses have been, and will continue to be, substantial. The substantial majority of non-recurring expenses will consist of transaction costs related to the Merger and include, among others, employee retention costs, fees paid to financial, legal and accounting advisors, severance and benefit costs and filing fees. We will bear many of these costs even if the Merger is not completed.

Litigation relating to the Merger, if any, could result in an injunction preventing the completion of the Merger and/or substantial expenses.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements like the Merger Agreement. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our financial condition. Plaintiffs who sue us or our directors could seek injunctive or other equitable relief, including an order to rescind parts of the Merger Agreement or prevent the parties from consummating the Merger. One of the conditions to the closing of the Merger is that no injunction issued by a governmental entity of competent jurisdiction shall be in effect and no law shall have been enacted by any governmental entity of competent jurisdiction which prohibits or makes illegal the consummation of the Merger. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, that injunction may delay or prevent the Merger from being completed within the expected timeframe or at all, which may adversely affect our business, financial condition, cash flows and results of operations.

We may fail to realize all of the anticipated benefits of the Merger, or those benefits may take longer to realize than expected due to factors that may be outside our control or Udemy’s control. We may also encounter significant difficulties in integrating Udemy.

We may fail to realize the anticipated benefits of the proposed Merger, including, among other things, anticipated revenue and cost synergies, due to factors that may be outside either party’s control. These factors include, but are not limited to, difficulties in integrating our and Udemy’s businesses, greater than expected costs or dis-synergies, changes in laws or regulations or the implementation or interpretation of laws or regulation due to changes in government or general economic, political, legislative or regulatory conditions.

Both parties have operated and, until the completion of the Merger, will continue to operate, independently. The success of the Merger including anticipated benefits and cost savings, will depend, in part, on our ability to successfully integrate Udemy’s operations and employees in a manner that results in various benefits and that does not materially disrupt existing customer relationships or materially decrease revenues due to loss of customers, as well as our ability to successfully integrate Udemy into our compliance systems and corporate culture. The costs of this integration may be greater than anticipated and the benefits thereof may take longer than expected to realize. The process of integrating operations could result in a loss of key personnel or cause an interruption of, or loss of momentum in, the activities of one or more of our businesses following the completion of the Merger. Inconsistencies in standards, controls, procedures and policies between us and Udemy could adversely affect us following the completion of the Merger. The diversion of management’s attention and any delays or difficulties encountered in connection with the Merger and the integration of Udemy’s operations could have an adverse effect on our business, financial condition, operating results and prospects.

An inability to realize the full extent of the anticipated benefits of the Merger, as well as any delays encountered in the integration process, could have an adverse effect on our revenues, levels of expenses and operating results following the completion of the Merger.
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

Our information security team is led by our Senior Vice President, Chief Technology Officer (“CTO”) and our Vice President, Information Security, who together have over 40 years of technology industry experience and expertise in information security, cybersecurity, and distributed systems. This team is responsible for our information security program and protocols, including managing and coordinating efforts to prevent, mitigate, detect, and remediate cybersecurity incidents, and escalating significant security risks or incidents to executive management.

We have data and cybersecurity protection and control policies to facilitate a secure environment for sensitive information and designed to ensure the availability of critical data and systems. The information security management system supporting our online learning platform has been independently certified to the International Organization for Standardization (“ISO”) / International Electrotechnical Commission 27001 standard. This standard is designed to promote risk management, cyber-resilience, and operational excellence with respect to an information security management system. Our online learning platform undergoes regular internal security testing, and we engage third-party providers to perform penetration and vulnerability tests. We conduct annual third-party audits on system security and availability, such as Systems and Organization Controls 2 Type 2 (“SOC 2”) attestation and ISO 27001 certification. Certain highly sensitive information, such as personally identifiable information (“PII”) about our learners in our online learning platform, is encrypted at rest and in transit using industry standards. We also require employees and contractors to undergo annual information security awareness training. In addition, to mitigate the financial impact of cybersecurity incidents, we maintain insurance to help cover losses resulting from such potential incidents.

We maintain a risk-based approach to identify and oversee cybersecurity risks, including risks presented by authorized service providers who have access to our systems or information. We have processes in place to assess and manage associated cybersecurity risks, which include conducting due diligence on the cybersecurity profile of the third party provider and, in cases where PII is shared, ongoing cybersecurity and privacy obligations that are documented in data processing agreements. Our online learning platform is hosted by major cloud-hosting providers, and we require such providers and other third parties that have access to PII or certain other highly sensitive data to be independently SOC 2 attested and/or ISO 27001 certified for the purpose that such service providers conform to our security standards.

Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our audit committee has been designated with the responsibility of overseeing our technology and information security, including cybersecurity, policies and practices, and the internal controls regarding information security. Our CTO and Vice President, Information Security provide quarterly updates to the audit committee on these topics, as well as cybersecurity risk exposure and steps taken to monitor and mitigate such exposure. The board of directors receives reports from management on our information security and cybersecurity matters on an annual basis. In addition, our incident response process provides that our audit committee is notified in the event of a material cybersecurity incident.

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

Item 3. Legal Proceedings
For information regarding legal proceedings, refer to Note 9, Commitments and Contingencies, included in Part II, Item 8 of this Form 10-K, which is incorporated by reference into this Part I, Item 3.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Price of Our Common Stock
Our common stock, $0.00001 par value per share, is listed on the New York Stock Exchange, under the symbol “COUR” and began trading on March 31, 2021.
Holders of Record
As of February 13, 2026, there were 63 holders of record of our common stock. The actual number of holders of our common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or by other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.
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
During the year ended December 31, 2024, we repurchased an aggregate of approximately 3.1 million shares of our common stock for $36.7 million under the aforementioned program.
Stock Performance Graph
The graph below shows the cumulative total return to our stockholders since our IPO on March 31, 2021 through December 31, 2025, in comparison to the Nasdaq Composite Index and the S&P North American Technology Software Index, assuming an initial investment of $100 and reinvestment of dividends, if any.

The stockholder return shown on the graph below represents past performance and is not indicative of, nor intended to forecast, future performance of our common stock.

Comparison of Cumulative Returns
200.00
150.00
100.00
50.00
0.00
3/31/2021
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Coursera
NASDAQ Composite Index
S&P North American Technology Software Index

		December 31,
	Initial	2021	2022	2023	2024	2025
Coursera	$100.00	$54.31	$26.29	$43.04	$18.89	$16.36
NASDAQ Composite Index	$100.00	$118.10	$79.01	$113.32	$145.78	$175.45
S&P North American Technology Software Index	$100.00	$119.57	$76.27	$121.37	$151.15	$158.39
This performance graph shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any of our other filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
Item 6. [Reserved]
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following section discusses the financial condition and results of operations of Coursera, Inc. and its subsidiaries (“Coursera,” the “Company,” “we,” “us,” or “our”) and should be read in conjunction with our Consolidated Financial Statements and related notes appearing elsewhere in this Annual Report on Form 10-K (“Form 10-K”). This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Form 10-K. You should review the disclosure under the heading “Risk Factors” under Part I, Item 1A in this Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
Organization of Information
Management’s discussion and analysis provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying Consolidated Financial Statements. It includes the following sections:
•Overview
•Key Financial Results
•Recent Developments
•Factors Affecting Our Performance
•Impact of Macroeconomic Conditions
•Components of Results of Operations
•Results of Operations
•Liquidity and Capital Resources
•Key Business Metrics and Non-GAAP Financial Measures
•Critical Accounting Estimates
•Recent Accounting Pronouncements
In this section of the Form 10-K, we discuss our financial condition and results of operations for the years ended December 31, 2025 and 2024. Our financial condition and results of operations for the years ended December 31, 2024 and 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on February 24, 2025.
Overview
Coursera operates a global online learning platform that connects an ecosystem of learners, content creators, organizations, and institutions. The platform offers high-quality educational content, credentials, and learning tools to support skills development and career advancement.
We partner with over 375 content creators, including universities and industry organizations, to create and distribute educational content that is modular, flexible, and affordable. As of December 31, 2025, the platform had approximately 197 million cumulative Registered Learners.
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
Recent Developments
Transaction with Udemy
On December 17, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to combine with Udemy, Inc., an online learning platform. Under the terms of the Merger Agreement, each issued and outstanding share of Udemy common stock would be converted into the right to receive 0.800 shares of our common stock. The Merger, which is anticipated to close by the second half of calendar year 2026, is subject to approval by Coursera and Udemy stockholders, the receipt of required regulatory approvals including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and other customary closing conditions. On February 9, 2026, the Federal Trade Commission granted early termination of the waiting period under the HSR Act. In the event of a termination of the Merger Agreement under certain specified circumstances, we will be required to pay Udemy a termination fee in the amount of $40.5 million.
Key Financial Results for the Year Ended 2025
•Total revenue was $757.5 million, up 9% from $694.7 million a year ago.
•Gross profit was $413.4 million, compared to $371.4 million a year ago. Non-GAAP gross profit was $421.6 million, compared to $379.6 million a year ago.
•Net loss was $(51.0) million, compared to $(79.5) million a year ago. Non-GAAP net income was $66.8 million, compared to $55.6 million a year ago.
•Net loss per share was $(0.31), compared to $(0.51) a year ago. Non-GAAP net income per share was $0.39, compared to $0.34 a year ago.
•Adjusted EBITDA was $63.5 million, compared to $41.5 million a year ago.
•Net cash provided by operating activities was $108.7 million, compared to $95.4 million a year ago. Free Cash Flow was $78.5 million, compared to $59.3 million a year ago.
The foregoing highlights mention both GAAP and non-GAAP financial measures. For definitions of our non-GAAP financial measures and why we believe they are useful, please see “Non-GAAP Financial Measures” below.
Organizational Updates and Strategic Realignment
Leadership Transitions
Effective February 3, 2025, our Board of Directors (the “Board”) appointed Gregory Hart as our President, Chief Executive Officer (“CEO”), and a Class III director on our Board. Effective October 29, 2025, Kenneth Hahn resigned from his positions as Senior Vice President, Chief Financial Officer, and Treasurer, and transitioned to an advisory role for a one-year period. Our Board appointed Mr. Hart, Coursera's President, CEO, and principal executive officer, to serve as Coursera's principal financial officer, effective October 30, 2025. On November 13, 2025, the Board appointed Michael Foley to serve as Senior Vice President, Chief Financial Officer and Treasurer, and principal financial officer on an interim basis. Effective January 3, 2026, our Board also designated Mr. Foley to also serve as our principal accounting officer. For additional information, refer to Note 1, Basis of Presentation and Description of Business, and Note 11, Employee Benefit Plans, both included in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K and Item 9B, Other Information, included in Part II of this Form 10-K.

Reporting Segments
Our chief operating decision maker (“CODM”) is our CEO. In connection with Mr. Hart’s appointment as our CEO, we simplified our business model and conduct our operations through two reporting segments: Consumer and Enterprise. This updated structure reflects how our CODM assesses performance and allocates resources to support our strategic and operational priorities. This segment reporting change does not impact our Enterprise segment or consolidated results. Prior-period segment information has been recast to conform to the current presentation. For additional information, refer to Note 13, Segment and Geographic Information, included in Part II, Item 8 of this Form 10-K.
Restructuring and Expense Reduction Initiatives
During 2024 and the first quarter of 2025, in alignment with our efforts to refine our business strategy and hone our focus, we reduced our expenses and prioritized investments in key initiatives expected to drive long-term, sustainable growth.
In January 2024, we implemented a plan to restructure our Enterprise segment sales force. Related cash payments approximated the expense amount for the period and are reflected as cash used in operating activities within our Consolidated Statements of Cash Flows. In October 2024, we announced a commitment to further reduce overall expenses, focus our efforts, and prioritize future investments in key initiatives that we expect will drive long-term, sustainable growth. This initiative resulted in a reduction of our global workforce by approximately 9%, creating capacity for targeted investments, as well as incremental profitability.
As a result of these actions, we recognized restructuring related charges of $6.8 million during the year ended December 31, 2024. Related cash payments approximated the expense amount for the period and are reflected as cash used in operating activities within our Consolidated Statements of Cash Flows. During the year ended December 31, 2025, we recognized charges of $0.7 million, made cash payments of $5.2 million, and also recognized a reversal of stock-based compensation expense of $1.6 million due to the forfeiture of restricted stock units (“RSUs”) and stock options.
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
Impact of Macroeconomic and Geopolitical Factors
Our business and financial conditions have been, and may continue to be, impacted by adverse macroeconomic factors, including inflation, interest rates fluctuations, and volatility in foreign currency rates. Global, regional, macroeconomic, and geopolitical conditions have impacted overall student engagement and may continue to negatively impact total student enrollments.
Components of Results of Operations
Revenue
We generate revenue from contracts with customers for access to the educational content hosted on our platform and related services across our two reportable segments: Consumer and Enterprise.
Consumer and Enterprise revenue primarily consists of subscriptions, with terms ranging from 30 days for certain Consumer subscriptions to one to three years for Enterprise license subscriptions. Consumer subscriptions are paid in advance, while Enterprise subscriptions are usually invoiced in advance in annual or quarterly installments. Since access to our platform represents a series of distinct services that we continually provide over the subscription term, revenue is recognized ratably over that period. We typically serve as the principal for revenue generated from sales to Consumer and Enterprise customers, as we control the performance obligation and are responsible for delivering content access. Consumer revenue also includes degree product revenue generated from contracts with university partners to host and deliver their online bachelor’s and master’s degrees or postgraduate diplomas. We earn a service fee, determined as a percentage of the total tuition collected from students in degree programs, net of refunds.
Cost of Revenue
Cost of revenue consists of content costs, which are fees paid to content creators, and expenses associated with the operation and maintenance of our platform. These expenses include the cost of servicing support requests from both paid learners and content creators, content translation and captioning, hosting and bandwidth costs, amortization of acquired technology, internal-use software, and content assets, customer payment processing fees, and facilities costs. Content costs as a percentage of revenue for our Consumer and Enterprise offerings can vary based on the content mix of each segment.

Operating Expenses
Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs, which include salaries, stock-based compensation expense, payroll taxes, commissions, bonuses, and benefits, make up the most significant component of our operating expenses. Our operating expenses also include marketing and advertising expenses, consulting and services expenses, office expenses, depreciation and amortization, and facilities costs. We are focused on investing in initiatives which will drive operational efficiency while focusing resources on high-growth opportunities, therefore operating expenses as a percentage of revenue may vary from period to period, in part due to the extent and timing of sales and marketing initiatives, but over the long term we anticipate our operating expenses will generally decrease as a percentage of revenue.
Research and development. Our research and development expenses primarily consist of personnel and personnel-related costs, including stock-based compensation expense, and costs related to the ongoing management, maintenance, and expansion of content, features, and services offered on our platform. We believe that continued investment in our platform is important for future growth and for maintaining and attracting content creators and learners.
Sales and marketing. Our sales and marketing expenses primarily consist of personnel and personnel-related costs, including stock-based compensation expense, as well as costs related to acquiring learners, customers, and content creators, support efforts, and marketing. Sales and marketing expenses also include hosting and bandwidth costs.
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
Interest Income, Net
Interest income, net primarily consists of interest income earned on our cash and cash equivalents. The amount varies each reporting period based on our average balance of cash and cash equivalents, during the period, as well as market interest rates.
Other Income (Expense), Net
Other income (expense), net primarily consists of foreign exchange gains (losses) and impairment charges related to equity investments.
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

Results of Operations
The following table summarizes our results of operations, which are not necessarily indicative of future results.

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Revenue	$757.5	$694.7	$635.8
Cost of revenue(1)	344.1	323.3	306.0
Gross profit	413.4	371.4	329.8
Operating expenses:
Research and development(1)	121.6	132.1	160.1
Sales and marketing(1)	255.7	234.9	222.8
General and administrative(1)	114.4	108.7	98.3
Restructuring related charges(1)	(0.9)	8.9	(5.8)
Total operating expenses	490.8	484.6	475.4
Loss from operations	(77.4)	(113.2)	(145.6)
Interest income, net	32.0	36.7	34.4
Other expense, net	(0.5)	(2.0)	—
Loss before income taxes	(45.9)	(78.5)	(111.2)
Income tax expense	5.1	1.0	5.4
Net loss	$(51.0)	$(79.5)	$(116.6)
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Cost of revenue	$2.5	$2.7	$2.6
Research and development	34.8	41.8	49.9
Sales and marketing	20.8	28.1	31.3
General and administrative	38.6	35.5	31.4
Restructuring related charges	(1.6)	—	(5.6)
Total stock-based compensation expense	$95.1	$108.1	$109.6

The following table summarizes our results of operations as a percentage of revenue:

	Year Ended December 31,
	2025	2024	2023
Revenue	100.0%	100.0%	100.0%
Cost of revenue	45.4	46.5	48.1
Gross profit	54.6	53.5	51.9
Operating expenses:
Research and development	16.1	19.0	25.2
Sales and marketing	33.8	33.8	35.0
General and administrative	15.0	15.7	15.5
Restructuring related charges	(0.1)	1.3	(0.9)
Total operating expenses	64.8	69.8	74.8
Loss from operations	(10.2)	(16.3)	(22.9)
Other income (expense):
Interest income, net	4.2	5.3	5.4
Other expense, net	(0.1)	(0.3)	—
Loss before income taxes	(6.1)	(11.3)	(17.5)
Income tax expense	0.6	0.1	0.8
Net loss	(6.7)%	(11.4)%	(18.3)%
Comparison of the Years Ended December 31, 2025 and 2024
Revenue

	Year Ended December 31,		Change
	2025	2024	$	%
	(in millions, except percentages)
Revenue:
Consumer	$502.2	$455.8	$46.4	10%
Enterprise	255.3	238.9	16.4	7%
Total revenue	$757.5	$694.7	$62.8	9%
Revenue for the year ended December 31, 2025 was $757.5 million, an increase of $62.8 million, or 9%, compared to $694.7 million for the prior year. Revenue growth was primarily driven by an 18% increase in the average total number of Registered Learners, resulting in more paid learners, and a 10% increase in the average total number of Paid Enterprise Customers with growth supported by increased Coursera Plus subscription adoption, ongoing platform improvements, and localized pricing, payment, and promotional capabilities.
Consumer revenue for the year ended December 31, 2025 increased by $46.4 million, or 10%, compared to the prior year. This increase was primarily driven by growth in subscription revenue from Coursera Plus, partially offset by a decline in direct purchases of Specializations.
Enterprise revenue for the year ended December 31, 2025 increased by $16.4 million, or 7%, compared to the prior year, attributable to an increase in new customers. Acquisitions of new customers drove an increase of $16.7 million.

Cost of Revenue, Gross Profit, and Gross Margin

	Year Ended December 31,		Change
	2025	2024	$	%
	(in millions, except percentages)
Cost of revenue	$344.1	$323.3	$20.8	6%
Gross profit	$413.4	$371.4	$42.0	11%
Gross margin	54.6%	53.5%
Cost of revenue for the year ended December 31, 2025 was $344.1 million, compared to $323.3 million for the prior year. The primary drivers of the increase were revenue growth, which resulted in an increase of $12.3 million in content-related costs and a $4.6 million increase in amortization expense of content assets.
Content costs for the Consumer segment were $193.9 million and $183.8 million for the years ended December 31, 2025 and 2024, with content costs as a percentage of revenue of 38.6% and 40.3% for the same periods. Content costs for the Enterprise segment were $77.2 million and $75.0 million for the years ended December 31, 2025 and 2024, with content costs as a percentage of revenue of 30.3% and 31.4% for the same periods. Content costs as a percentage of revenue for both segments decreased due to higher learner engagement in content created under production arrangements with lower revenue share.
Gross margin was 54.6% for the year ended December 31, 2025, an increase from 53.5% for the prior year. The increase in gross margin was driven by lower content cost rates in both our Consumer and Enterprise segments.
Operating Expenses

	Year Ended December 31,		Change
	2025	2024	$	%
	(in millions, except percentages)
Operating expenses:
Research and development	$121.6	$132.1	$(10.5)	(8)%
Sales and marketing	255.7	234.9	20.8	9%
General and administrative	114.4	108.7	5.7	5%
Restructuring related charges	(0.9)	8.9	(9.8)	nm
Total operating expenses	$490.8	$484.6	$6.2	1%
Total operating expenses for the year ended December 31, 2025 were $490.8 million, compared to $484.6 million for the prior year.
Research and development expenses for the year ended December 31, 2025 were $121.6 million, compared to $132.1 million for the prior year. This decrease was primarily due to lower personnel-related expenses of $12.9 million, including $7.0 million in stock-based compensation expense, resulting from our October 2024 expense reduction initiative and from shifting resources to lower-cost regions, partially offset by higher content creation costs of $1.0 million.
Sales and marketing expenses for the year ended December 31, 2025 were $255.7 million, compared to $234.9 million for the prior year. The increase was primarily due to an increase in marketing and advertising expenses of $32.7 million and travel related expenses of $1.5 million, partially offset by lower personnel-related expenses of $10.3 million, including $7.4 million in stock-based compensation expense, resulting from our 2024 expense reduction initiatives and a decrease in consulting services expenses of $4.3 million.
General and administrative expenses for the year ended December 31, 2025 were $114.4 million, compared to $108.7 million for the prior year. This increase was primarily driven by an increase of $8.5 million in expenses related to M&A transaction costs associated with the merger with Udemy, and higher personnel-related expense of $3.7 million, largely related to our CEO and CFO leadership transitions, including $3.1 million in stock-based compensation expense, partially offset by a $4.8 million decrease in loss contingencies related to certain significant legal matters and lower attributed facilities costs of $2.4 million.

Restructuring related charges for the year ended December 31, 2025 were $(0.9) million, compared to $8.9 million for the prior year. For 2025, the charges primarily consist of the reversal of stock-based compensation expense for the forfeitures of RSUs and stock options, mostly offset by personnel expenses, such as employee severance and benefits costs, related to our October 2024 expense reduction initiative. For 2024, the expenses primarily consist of personnel expenses, such as employee severance and benefits costs, related to our expense reduction initiative initiated in January 2024. Refer to Note 14, Restructuring Related Charges, included in Part II, Item 8 of this Form 10-K for further information.
Other Income (Expense)

	Year Ended December 31,		Change
	2025	2024	$	%
	(in millions, except percentages)
Interest income, net	$32.0	$36.7	$(4.7)	(13)%
Other income (expense), net	(0.5)	(2.0)	1.5	nm
Total other income, net	$31.5	$34.7	$(3.2)	(9)%

Total other income (expense), net for the year ended December 31, 2025 was primarily comprised of interest income earned on cash and cash equivalents. Interest income, net decreased during the year ended December 31, 2025, compared to the prior year, due to lower interest rates and our average rate of return on investments in U.S. Treasury securities. Other income (expense), net for 2025 and 2024 were primarily comprised of unrealized foreign exchange gains and losses. Our foreign subsidiaries’ operating costs are typically denominated in the local currencies for each country and are subject to foreign currency fluctuations. We also maintain foreign-currency cash and cash equivalents in our foreign subsidiaries to support their ongoing operations.
Income Tax Expense

	Year Ended December 31,		Change
	2025	2024	$	%
	(in millions, except percentages)
Income tax expense	$5.1	$1.0	$4.1	410%

Income tax expense for the year ended December 31, 2025 was $5.1 million, compared to $1.0 million for the prior year. The increase in income tax expense was primarily driven by a one-time benefit recognized in 2024 related to the release of a reserve for an uncertain tax position.
Liquidity and Capital Resources
Overview
As of December 31, 2025, our principal source of liquidity was cash and cash equivalents totaling $792.6 million.
Since our inception, we have financed our operations primarily through proceeds from the issuance of redeemable convertible preferred stock, our IPO, and cash generated from business operations. Our principal uses of cash in the years ended December 31, 2025 and 2024 include the funding of our business operations, investments in our internal-use software, purchases of content assets, and repurchases of our common stock.
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

Contractual Obligations and Commitments
Our estimated future obligations as of December 31, 2025 include both current and long-term obligations. Under our operating leases, as described in Note 6, Leases, included in Part II, Item 8 of this Form 10-K, we have an immaterial current obligation and a long-term obligation of $5.7 million.
Our operating lease obligations as of December 31, 2025 were approximately $6.5 million, which consisted of facility lease payments remaining on those agreements through their staggered expiration concluding in 2030. We have office facility operating leases in the U.S., Canada, the United Kingdom, India, the United Arab Emirates, and the Kingdom of Saudi Arabia.
As of December 31, 2025, we had no significant firm purchase commitments in excess of one year, as described in Note 9, Commitments and Contingencies, included in Part II, Item 8 of this Form 10-K. On January 14, 2026, we entered into a $10.5 million purchase commitment for cloud infrastructure capacity for a period of three years ending on December 31, 2028.
Share Repurchase Program
On April 26, 2023, our Board approved a share repurchase program with authorization to purchase up to $95.0 million of our common stock, excluding commissions and fees. We funded these share repurchases with our existing cash and cash equivalents and completed the purchase authorization on May 7, 2024.
During the year ended December 31, 2024, we repurchased an aggregate of approximately 3.1 million shares of our common stock for $36.7 million under the aforementioned program.
Capital Expenditures
Our capital expenditures primarily include investments in property, equipment, and software, capitalized internal-use software costs, and purchases of content assets.
Cash Flows
The following table summarizes our cash flows:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Net cash provided by operating activities	$108.7	$95.4	$29.7
Net cash provided by (used in) investing activities	(30.2)	29.9	384.8
Net cash used in financing activities	(13.5)	(55.0)	(79.3)
Net increase in cash, cash equivalents, and restricted cash	$65.0	$70.3	$335.2
Operating Activities
Cash provided by operating activities mainly consists of our net loss adjusted for certain non-cash items, including stock-based compensation expense, depreciation and amortization, and impairment losses, as well as the effect of changes in operating assets and liabilities during each period. Our main source of operating cash is payments received from our customers. Our primary use of cash from operating activities is for personnel-related expenses, content creator fees, marketing and advertising expenses, indirect taxes, and third-party cloud infrastructure expenses.
Net cash provided by operating activities for the year ended December 31, 2025 was $108.7 million, primarily resulting from improved operating leverage and working capital driven by (i) deferred revenue growth (ii) timing of vendor payments, partially offset by (iii) an increase in accounts receivable due to timing of invoicing and collections.
Net cash provided by operating activities for the year ended December 31, 2024 was $95.4 million, primarily resulting from improved operating leverage and working capital driven by (i) deferred revenue growth, (ii) an increase in incentive compensation and severance accruals, and (iii) an acceleration of accounts receivable collections.

Cash provided by operating activities increased by $13.3 million during the year ended December 31, 2025, compared to the prior year, primarily resulting from improved operating leverage.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2025 was $30.2 million, primarily due to (i) capitalized internal-use software costs, (ii) purchases of content assets, and (iii) purchases of property, equipment, and software.
Net cash provided by investing activities for the year ended December 31, 2024 was $29.9 million, due to (i) proceeds from the maturities of marketable securities, partially offset by (ii) capitalized internal-use software costs, (iii) purchases of content assets, and (iv) purchases of property, equipment, and software.
Financing Activities
Net cash used in financing activities for the year ended December 31, 2025 was $13.5 million, primarily due to (i) payments for tax withholding on vesting of RSUs, partially offset by (ii) proceeds from the exercise of stock options, and (iii) proceeds from our employee stock purchase plan.
Net cash used in financing activities for the year ended December 31, 2024 was $55.0 million, primarily driven by (i) payments related to repurchases of common stock under our share repurchase program and (ii) payments for tax withholdings on vesting of RSUs, partially offset by (iii) proceeds from the exercise of stock options, and (iv) proceeds from our employee stock purchase plan.
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

	Year Ended December 31,
	2025	2024	2023
	(in millions)
New Registered Learners	29.1	26.3	23.7

	December 31,
	2025	2024
	(in millions, except percentages)
Total Registered Learners	197.3	168.2
Total Registered Learners year-over-year (“YoY”) growth	17%
Paid Enterprise Customers
We count the total number of Paid Enterprise Customers that are active on our platform at the end of each period. For purposes of determining our customer count, we treat each customer account that has a corresponding contract as a unique customer, and a single organization with multiple divisions, segments, or subsidiaries may be counted as multiple customers. We define a “Paid Enterprise Customer” as a customer who purchases Coursera via our direct sales force. For purposes of determining our Paid Enterprise Customer count, we exclude our Enterprise customers who do not purchase Coursera via our direct sales force, including organizations engaging on our platform through our Coursera for Teams offering or through our channel partners. For the year ended December 31, 2025, approximately 94% of Enterprise revenue was generated from our Paid Enterprise Customers. We believe that the number of Paid Enterprise Customers and our ability to increase this number is an important indicator of the growth of our Enterprise business and future Enterprise segment revenue trends.

	December 31,
	2025	2024
Paid Enterprise Customers	1,730	1,612
YoY growth	7%
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
Our Net Retention Rate for Paid Enterprise Customers was 93% for the year ended December 31, 2025, compared to 87% for the prior year, and was primarily the result of improvement in net retention in Coursera for Government and Coursera for Campus. Our Net Retention Rate for Paid Enterprise Customers is expected to fluctuate in future periods due to a number of factors, including the growth of our revenue base, the penetration within our Paid Enterprise Customer base, expansion of products and features, and our ability to retain and expand the relationships with our Paid Enterprise Customers.

	Year Ended December 31,
	2025	2024
Net Retention Rate for Paid Enterprise Customers	93%	87%
YoY change	600 bps

Segment Revenue
We generate revenue from two reportable segments: Consumer and Enterprise.

	Year Ended December 31,
	2025	2024	2023
	(in millions, except percentages)
Consumer revenue	$502.2	$455.8	$416.2
YoY growth	10%	10%
Enterprise revenue	$255.3	$238.9	$219.6
YoY growth	7%	9%
Total revenue	$757.5	$694.7	$635.8
YoY growth	9%	9%
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

	Year Ended December 31,
	2025	2024	2023
	(in millions, except percentages)
Consumer gross profit	$308.3	$272.0	$244.0
Consumer segment gross margin %	61.4%	59.7%
Enterprise gross profit	$178.1	$163.9	$150.4
Enterprise segment gross margin %	69.8%	68.6%
Consumer segment gross margin increased to 61.4% in the year ended December 31, 2025, up from 59.7% in the prior year. Similarly, Enterprise segment gross margin increased to 69.8% from 68.6% when comparing the same periods. The improvements in gross margin were primarily the result of lower content cost rates in both our Consumer and Enterprise segments for the year ended December 31, 2025, due to higher learner engagement in content created under new production arrangements with lower revenue share.
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
The following tables provide a reconciliation of GAAP gross profit and GAAP net loss, the most directly comparable GAAP financial measure, to non-GAAP gross profit and non-GAAP net income:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Gross profit	$413.4	$371.4	$329.8
Stock-based compensation expense	2.5	2.7	2.6
Amortization of stock-based compensation capitalized as internal-use software costs	5.7	5.5	5.0
Payroll tax expense related to stock-based compensation	—	—	0.1
Non-GAAP gross profit	$421.6	$379.6	$337.5

	Year Ended December 31,
	2025	2024	2023
	(in millions, except per share data)
Net loss	$(51.0)	$(79.5)	$(116.6)
Stock-based compensation expense	96.7	108.1	115.2
Amortization of stock-based compensation capitalized as internal-use software costs	5.7	5.5	5.0
Payroll tax expense related to stock-based compensation	2.8	2.9	4.0
M&A related transaction costs	11.9	3.4	—
Significant and non-recurring legal and regulatory matters	1.6	6.3	—
Restructuring related charges	(0.9)	8.9	(5.8)
Non-GAAP net income	$66.8	$55.6	$1.8
Weighted-average shares used in computing net loss per share—basic	163.8	157.4	151.0
Effect of dilutive securities	5.9	7.1	15.6
Weighted-average shares used in computing non-GAAP net income per share—diluted	169.7	164.5	166.6
Net loss per share—basic and diluted	$(0.31)	$(0.51)	$(0.77)
Non-GAAP net income per share—diluted	$0.39	$0.34	$0.01
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
The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Year Ended December 31,
	2025	2024	2023
	(in millions, except percentages)
Net loss	$(51.0)	$(79.5)	$(116.6)
Depreciation and amortization	28.8	25.1	22.3
Interest income, net	(32.0)	(36.7)	(34.4)
Income tax expense	5.1	1.0	5.4
Other expense, net	0.5	2.0	—
Stock-based compensation expense	96.7	108.1	115.2
Payroll tax expense related to stock-based compensation	2.8	2.9	4.0
M&A related transaction costs	11.9	3.4	—
Significant and non-recurring legal and regulatory matters	1.6	6.3	—
Restructuring related charges	(0.9)	8.9	(5.8)
Adjusted EBITDA	$63.5	$41.5	$(9.9)

Net loss margin	(6.7)%	(11.4)%	(18.3)%
Adjusted EBITDA Margin	8.4%	6.0%	(1.6)%
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
The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable GAAP financial measure, to Free Cash Flow:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Net cash provided by operating activities	$108.7	$95.4	$29.7
Less: purchases of property, equipment, and software	(1.5)	(1.6)	(1.1)
Less: capitalized internal-use software costs	(18.1)	(17.2)	(15.3)
Less: purchases of content assets	(10.6)	(17.3)	(5.3)
Free Cash Flow	$78.5	$59.3	$8.0

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
We believe that of our significant accounting policies described in Note 2, Significant Accounting Policies, included in Part II, Item 8 of this Form 10-K, the critical accounting estimates, assumptions, and judgments that have the most significant impact on our Consolidated Financial Statements are described below.
Revenue Recognition
Determining whether we are the principal or agent in our revenue transactions requires significant judgment. We consider a range of indicators, including, but not limited to, who is primarily responsible for fulfilling the service, who has economic risk as a result of investing resources in advance of a sale transaction (“inventory risk”), and who has pricing discretion. As we control the performance obligation and are the primary obligor with respect to delivering access to course content for Consumer and Enterprise contracts and have inventory risk through recoupable advances paid to content creators, we are the principal in such transactions.
A portion of our Consumer revenue is generated through contracts with universities where we facilitate the delivery of their bachelor’'s and master’s degree programs or postgraduate diplomas. Revenue from these arrangements is determined based on a fee percentage applied to the total tuition collected from students, net of refunds, by the university partner. As a result, the revenue earned by us is dependent upon the number of learners enrolled and the tuition charged by the university partner. This is a form of variable consideration. We estimate revenue using an expected value method, which is based on what we expect to earn in return for our performance of the services, reduced by the amount, if any, considered probable of reversing in a future period. These estimates are continually evaluated until such time as the uncertainties are resolved, generally at the time the final term enrollment report is provided by the university partner.
Recent Accounting Pronouncements
Refer to Note 2, Significant Accounting Policies, included in Part II, Item 8 of this Form 10-K for a discussion of recent accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the U.S. and internationally, and we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is described below.
Interest Rate Risk
Our exposure to interest rate changes primarily relates to our investment portfolio. Although we are exposed to global interest rate fluctuations, U.S. interest rate fluctuations tend to have the most significant impact on our interest income, affecting the interest earned on our cash and cash equivalents.
Our investment policy and strategy are focused on preserving capital and supporting our liquidity requirements. We use a combination of internal and external management to execute our investment strategy and achieve our investment objectives, typically investing in highly-rated securities, such as U.S. Treasury securities and U.S. government-backed money market funds, with maturities of one year or less. Our holdings as of December 31, 2025 and 2024 consist of securities with remaining maturities of three months or less.

A hypothetical 100 basis point increase or decrease in interest rates as of December 31, 2025 and 2024 would have resulted in (i) a $0.6 million incremental decline or improvement for both periods in the fair value of our portfolio, which would only be realized if we sold the investments prior to their maturities, and (ii) a $7.9 million and $7.3 million increase or decrease in our annualized interest income based on the balances of our cash and cash equivalents for the periods presented.
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
A 10% increase or decrease in current exchange rates would have resulted in an impact of $0.5 million and $1.2 million on our loss before income taxes in our Consolidated Financial Statements for the years ended December 31, 2025 and 2024.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Coursera, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Coursera, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 23, 2026, expressed an unqualified opinion on those consolidated financial statements.
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
February 23, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Coursera, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Coursera, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Revenue Recognition - Refer to Note 2 and 3 to the financial statements
Critical Audit Matter Description
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
February 23, 2026
We have served as the Company’s auditor since 2013.

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
COURSERA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except par value amounts)

	December 31, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$792.6	$726.1
Accounts receivable, net	65.4	59.7
Deferred costs, net	19.6	24.7
Prepaid expenses and other current assets	20.5	20.2
Total current assets	898.1	830.7
Property, equipment, and software, net	43.4	36.9
Intangible assets, net	27.1	24.5
Other assets	31.4	38.2
Total assets	$1,000.0	$930.3

Liabilities and Stockholders’ Equity
Current liabilities:
Content liabilities	$100.0	$104.1
Other accounts payable and accrued expenses	29.8	19.2
Accrued compensation and benefits	36.7	31.6
Deferred revenue, current	180.9	159.7
Other current liabilities	10.5	12.9
Total current liabilities	357.9	327.5
Deferred revenue, non-current	1.4	1.6
Other liabilities	5.0	3.8
Total liabilities	364.3	332.9
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10.0 shares authorized and no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.00001 par value—300.0 shares authorized as of December 31, 2025 and December 31, 2024; 167.9 shares issued and outstanding as of December 31, 2025, and 165.3 shares issued and 160.1 shares outstanding as of December 31, 2024	—	—
Additional paid-in capital	1,546.9	1,506.7
Treasury stock, at cost—none and 5.2 shares as of December 31, 2025 and 2024	—	(49.1)
Accumulated deficit	(911.2)	(860.2)
Total stockholders’ equity	635.7	597.4
Total liabilities and stockholders’ equity	$1,000.0	$930.3
See Notes to Consolidated Financial Statements.

COURSERA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In millions, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$757.5	$694.7	$635.8
Cost of revenue	344.1	323.3	306.0
Gross profit	413.4	371.4	329.8
Operating expenses:
Research and development	121.6	132.1	160.1
Sales and marketing	255.7	234.9	222.8
General and administrative	114.4	108.7	98.3
Restructuring related charges	(0.9)	8.9	(5.8)
Total operating expenses	490.8	484.6	475.4
Loss from operations	(77.4)	(113.2)	(145.6)
Interest income, net	32.0	36.7	34.4
Other income (expense), net	(0.5)	(2.0)	—
Loss before income taxes	(45.9)	(78.5)	(111.2)
Income tax expense	5.1	1.0	5.4
Net loss	$(51.0)	$(79.5)	$(116.6)
Net loss per share—basic and diluted	$(0.31)	$(0.51)	$(0.77)
Weighted average shares used in computing net loss per share—basic and diluted	163.8	157.4	151.0
See Notes to Consolidated Financial Statements.

COURSERA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(In millions)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(51.0)	$(79.5)	$(116.6)
Change in unrealized (loss) gain on marketable securities, net of tax	—	(0.1)	0.8
Comprehensive loss	$(51.0)	$(79.6)	$(115.8)
See Notes to Consolidated Financial Statements.

COURSERA, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In millions)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount

Balance—December 31, 2022	147.9	$—	$1,364.1	2.7	$(4.7)	$(0.7)	$(664.1)	$694.6
Exercise of stock options	6.6	—	27.3	—	—	—	—	27.3
Repurchases of common stock	(4.8)	—	—	4.9	(58.5)	—	—	(58.5)
Vesting of restricted stock units, net of tax withholdings	5.0	—	(54.1)	—	—	—	—	(54.1)
Issuance of common stock related to employee stock purchase plan	0.6	—	6.0	—	—	—	—	6.0
Stock-based compensation	—	—	116.7	—	—	—	—	116.7
Other comprehensive loss	—	—	—	—	—	0.8	—	0.8
Net loss	—	—	—	—	—	—	(116.6)	(116.6)
Balance—December 31, 2023	155.3	$—	$1,460.0	7.6	$(63.2)	$0.1	$(780.7)	$616.2
Exercise of stock options	2.5	—	(1.1)	(1.2)	10.5	—	—	9.4
Vesting of restricted stock units, net of tax withholdings	4.6	—	(66.1)	(3.5)	32.8	—	—	(33.3)
Repurchases of common stock	(3.1)	—	—	3.1	(36.7)	—	—	(36.7)
Issuance of restricted stock awards	—	—	(0.1)	—	0.1	—	—	—
Issuance of common stock related to employee stock purchase plan	0.8	—	(1.8)	(0.8)	7.4	—	—	5.6
Stock-based compensation	—	—	115.8	—	—	—	—	115.8
Other comprehensive income	—	—	—	—	—	(0.1)	—	(0.1)
Net loss	—	—	—	—	—	—	(79.5)	(79.5)
Balance—December 31, 2024	160.1	$—	$1,506.7	5.2	$(49.1)	$—	$(860.2)	$597.4
Exercise of stock options	3.0	—	(4.7)	(1.6)	14.6	—	—	9.9
Vesting of restricted stock units, net of tax withholdings	4.2	—	(58.0)	(3.2)	30.4	—	—	(27.6)
Issuance of common stock related to employee stock purchase plan	0.6	—	0.1	(0.4)	4.1	—	—	4.2
Stock-based compensation	—	—	102.8	—	—	—	—	102.8
Net loss	—	—	—	—	—	—	(51.0)	(51.0)
Balance—December 31, 2025	167.9	$—	$1,546.9	—	$—	$—	$(911.2)	$635.7
See Notes to Consolidated Financial Statements.

COURSERA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(51.0)	$(79.5)	$(116.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28.8	25.1	22.3
Stock-based compensation expense	95.1	108.1	109.6
Impairment losses	3.7	2.2	3.1
Other	(0.3)	0.6	(12.3)
Changes in operating assets and liabilities:
Accounts receivable, net	(5.7)	7.2	(14.8)
Prepaid expenses and other assets	7.4	7.3	(12.1)
Accounts payable and accrued expenses	8.0	(2.3)	34.0
Accrued compensation and other liabilities	1.7	5.5	(4.8)
Deferred revenue	21.0	21.2	21.3
Net cash provided by operating activities	108.7	95.4	29.7
Cash flows from investing activities:
Proceeds from maturities of marketable securities	—	66.0	530.0
Purchases of marketable securities	—	—	(121.8)
Purchases of property, equipment, and software	(1.5)	(1.6)	(1.1)
Capitalized internal-use software costs	(18.1)	(17.2)	(15.3)
Purchase of minority interest	—	—	(1.7)
Purchases of content assets	(10.6)	(17.3)	(5.3)
Net cash provided by (used in) investing activities	(30.2)	29.9	384.8
Cash flows from financing activities:
Proceeds from exercise of stock options	9.9	9.4	27.3
Proceeds from employee stock purchase plan	4.2	5.6	6.0
Payments for repurchases of common stock	—	(36.7)	(58.5)
Payments for tax withholding on vesting of restricted stock units	(27.6)	(33.3)	(54.1)
Net cash used in financing activities	(13.5)	(55.0)	(79.3)
Net increase in cash, cash equivalents, and restricted cash	65.0	70.3	335.2
Cash, cash equivalents, and restricted cash—beginning of period	728.4	658.1	322.9
Cash, cash equivalents, and restricted cash—end of period	$793.4	$728.4	$658.1

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$6.0	$5.3	$6.4
Supplemental disclosure of noncash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$7.7	$7.7	$7.1
Content assets, unpaid or acquired through non-cash consideration	$3.9	$2.2	$1.3
Right-of-use asset obtained in exchange for operating lease liability	$2.2	$3.0	$—
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
Chief Executive Officer Transition and Segment Reporting
Effective February 3, 2025, our Board of Directors (the “Board”) appointed Gregory Hart as our President, Chief Executive Officer (“CEO”), and a Class III director on our Board. Refer to Note 11, Employee Benefit Plans, for additional information.
Our chief operating decision maker (“CODM”) is our CEO. In connection with Mr. Hart’s appointment as our CEO, we simplified our business model and conduct our operations through two reporting segments: Consumer and Enterprise. This updated structure reflects how our CODM assesses performance and allocates resources to support our strategic and operational priorities. This segment reporting change does not impact our Enterprise segment or consolidated results. Refer to Note 13, Segment and Geographic Information, for additional information.
Reclassification
As of June 30, 2025, we changed the Consolidated Balance Sheets’ caption for “Educator partners payable” to “Content liabilities.” In conjunction with this update, $1.5 million and $2.2 million of unpaid purchases of content assets as of December 31, 2025 and December 31, 2024 are now reflected in “Content liabilities.” These amounts would have previously been reported in “Other accounts payable and accrued expenses.” Other certain prior period amounts have been reclassified to conform to current presentation.
Transaction with Udemy
On December 17, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to combine with Udemy, Inc. (“Udemy”), an online learning platform. Under the terms of the Merger Agreement, each issued and outstanding share of Udemy common stock would be converted into the right to receive 0.800 shares of our common stock. The Merger, which is anticipated to close by the second half of calendar year 2026, is subject to regulatory approval, approval by the companies' respective stockholders, and other customary closing conditions.
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
We establish an allowance for credit losses based on our assessment of the collectibility of accounts receivable. This assessment considers various factors, including the age of each outstanding invoice, each customer’s expected ability to pay, the collection history with each customer, current economic conditions, and reasonable and supportable forecasts of future economic conditions over the life of the receivable, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. The allowance for credit losses and related activities were not material for the years ended December 31, 2025, 2024, and 2023.
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
Content Creator Costs
We have various agreements with content creators that grant us the right to host their intellectual property on our platform. In return, content creators earn a fee that we recognize as a content cost in the same period in which the related revenue is recognized. This cost is classified as a cost of revenue in the Consolidated Statements of Operations.

Leases
We determine if an arrangement is a lease and its classification at inception by evaluating various factors, including if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration, among other facts and circumstances. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and are included in other assets on our Consolidated Balance Sheets. Lease liabilities represent our obligation to make lease payments according to the arrangement and are included in other current liabilities and other liabilities on our Consolidated Balance Sheets. We do not have any finance leases.
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
Additionally, any impairment of an ROU asset and other lease-related assets, including leasehold improvements, furniture and fixtures, and computer equipment, resulting from entering into a sublease arrangement is recognized in the Consolidated Statements of Operations in the period the sublease agreement is executed. We recognize sublease income as a reduction to our operating lease expense on a straight-line basis over the sublease term. Refer to Note 6, Leases, for additional information.
Internal-Use Software and Website Development Costs
We capitalize certain costs associated with our internal-use software and website development during the application development stage, and are included in property, equipment, and software, net on our Consolidated Balance Sheets. This occurs when management with the relevant authority authorizes and commits to the project’s funding, it is probable that the project will be completed, and the software will be used as intended. These costs include personnel and related employee benefits expenses for employees who are directly associated with and who devote time to software and website development projects. Such costs are amortized on a straight-line basis over the estimated useful life of the related asset, typically two to five years, and are recorded within cost of revenue in the Consolidated Statements of Operations. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred within research and development in the Consolidated Statements of Operations.
Intangible Assets, Net
Intangible assets, net is stated at cost, net of accumulated amortization. We amortize our finite-lived intangible assets on a straight-line basis over their estimated useful lives, generally five years. The amortization of content assets and developed technology is included in cost of revenue in the Consolidated Statements of Operations
Impairment losses related to content assets were not material during the years ended December 31, 2025, 2024, and 2023.

Impairment of Long-Lived Assets
We monitor events and changes in circumstances that could indicate the carrying amounts of our long-lived assets, including deferred partner fees, property, equipment, software, intangible assets, and operating lease ROU assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through their undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Impairment losses during the years ended December 31, 2024 and 2023 were immaterial. During the year ended December 31, 2025, we recognized impairment losses of $1.2 million on deferred partner fees and $1.0 million on content development grants, which we do not expect to recover. These impairment losses were recorded within cost of revenue and sales and marketing expenses, respectively, in the Consolidated Statements of Operations.
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
We generate revenue from our two reportable segments: Consumer and Enterprise. Refer to Note 13, Segment and Geographic Information, for our disaggregation of revenue. We are generally the principal with respect to our Consumer and Enterprise revenue arrangements as we control the performance obligation and are the primary obligor with respect to delivering access to course content. Additionally, we have inventory risk through recoupable advances sometimes paid to content creators.
Consumer Revenue
We generate revenue from consumers by selling access to learning content hosted on our platform. Consumer products include single course certifications, professional certificates, catalog-wide subscriptions and degree programs. Access to single courses is generally purchased at a fixed price for a set period of time, typically six months. Professional certificates are a series of courses offered by the same content creator, with learners provided access on a month-to-month subscription basis. Coursera Plus is our catalog-wide consumer subscription product, sold in monthly or annual subscriptions. For the aforementioned Consumer products, learners pay in advance, and revenue is recognized ratably over the contract term once access has been granted to the learner, as learners have unlimited access to the course content during the contract term.
Consumer learners are entitled to a full refund up to two weeks after payment is received. We estimate and establish an allowance for refunds based on historical refund rates, which was immaterial as of December 31, 2025 and 2024.
We also generate Consumer revenue through contracts with universities where we facilitate the delivery of their bachelor’s and master’s degree programs or postgraduate diplomas. These contracts involve the performance of a number of promises, including but not limited to hosting the degree content on our learning platform, providing content authoring tools, course production support, marketing, and platform technical support services. The revenue we earn is dependent upon the number of learners enrolled and the tuition charged by the university. This is a form of variable consideration, and we estimate the amount of revenue using an expected value method. These estimates are refined each reporting period until the consideration becomes known, generally at the time the final term enrollment report is provided by the university.
There is no direct contractual revenue arrangement between Coursera and degree students, whose contractual arrangement is directly with the universities. In addition to the learning platform, the universities are obligated to provide their students with additional services, such as designing the curriculum, setting admission criteria, making admission and financial aid decisions, real-time teaching, independently awarding credits, certificates, or degrees, and providing academic and career counseling. For these reasons, the universities control the delivery of degrees hosted on our platform. We recognize only the service fee we receive from the universities as revenue.
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
Deferred Commissions
Contract acquisition costs are costs we incur that are directly related to securing a contract and are primarily related to sales commissions and related payroll taxes earned by our Enterprise sales forces. These costs are deferred and then amortized on a straight-line basis over the expected period of benefit. We amortize these costs over four years, as the commissions paid upon a contract renewal are not commensurate with the commissions paid on the initial contract, and as such, the sales contract term is not commensurate with the expected period of benefit. Sales commissions and related payroll taxes primarily paid for Enterprise contract renewals are amortized over the renewal term, which is generally two years. On an annual basis, we assess the expected period of benefit, considering the average contract term length, the life of the underlying technology, and other factors.
Deferred commissions and related payroll taxes are recorded within deferred costs or other assets in the Consolidated Balance Sheets, depending on the timing of the related amortization. They are amortized to sales and marketing in the Consolidated Statements of Operations.
Deferred Partner Fees
These fulfillment costs, which are paid to content creators in advance of completing our performance obligations, are recorded within prepaid expenses and other current assets or other assets in the Consolidated Balance Sheets, depending on the timing of the related revenue recognition. They are then amortized into cost of revenue ratably over the subscription term.
Cost of Revenue
Cost of revenue consists of content costs, which are typically fees paid to content creators, and expenses associated with the operation and maintenance of our platform. These expenses include the cost of servicing support requests from paid learners and content creators, hosting and bandwidth costs, amortization of acquired technology, internal-use software, and content assets, customer payment processing fees, and attributed facilities costs.
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
For the purpose of assessing the concentration of credit risk with respect to accounts receivable and significant customers, we treat a group of customers under common control or customers that are affiliates of each other as a single customer. For the years ended December 31, 2025, 2024, and 2023, we did not have any customers that accounted for more than 10% of our revenue. As of December 31, 2025 and 2024, we had one customer that accounted for 12% of our net accounts receivable balance for both years, which was collected within typical business terms.
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
Stock-Based Compensation Expense
We measure and recognize compensation expense for stock-based awards granted to employees, directors, and non-employees based on the estimated grant date fair value. Stock-based awards include restricted stock units (“RSUs”), stock options, performance stock units (“PSUs”), performance-based stock options (“PSOs”), and restricted stock awards as well as stock purchase rights granted to employees under our employee stock purchase plan (“ESPP Rights”).

The fair value of RSUs, PSUs, and restricted stock awards is based on the fair value of our common stock on the grant date. We estimate the fair value of stock options and ESPP Rights using the Black-Scholes option-pricing model and PSOs using a Monte Carlo simulation model, which requires the use of the following assumptions:
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

Dividend Yield—The expected dividend is assumed to be zero as we have never paid dividends and have no current plans to do so.
Stock-based compensation is generally recognized on a straight-line basis over the requisite service period, which usually matches the vesting period. Forfeitures are recognized as they occur. For our PSOs, we recognize stock-based compensation expense on a straight-line basis over the derived service period.
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
Research and Development
Expenditures for the research and development of our technology and non-refundable contributions to develop content creator content are expensed when incurred, unless they qualify as internal-use software development costs. Research and development costs primarily consist of personnel costs, consulting services, content development contributions, and attributed facilities costs.
Advertising Costs
Advertising costs are expensed as incurred and are included in sales and marketing in the Consolidated Statements of Operations. For the years ended December 31, 2025, 2024, and 2023, these costs were $106.5 million, $62.4 million, and $44.8 million.

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
Recent Accounting Pronouncements
New Accounting Pronouncements Recently Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities on an annual basis to disclose (1) specific categories in the tax rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. This ASU is effective for annual reporting periods beginning with our fiscal year ended December 31, 2025. This authoritative guidance can be applied either retrospectively or prospectively. We applied this guidance on a retrospective basis which resulted in expanded disclosures as presented in Note 7, Income Taxes.
Recently Issued Accounting Pronouncements Not Yet Adopted
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
3.    REVENUE
Deferred Revenue
Revenue recognized during the years ended December 31, 2025, 2024, and 2023, which was included in the corresponding deferred revenue balance at the beginning of each year, was $160.4 million, $137.1 million, and $116.0 million.

Remaining Performance Obligations
Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue in the Consolidated Balance Sheets and unbilled amounts that will be recognized as revenue in future periods. As of December 31, 2025, we had remaining performance obligations of $342.6 million and expect to recognize approximately 72% as revenue over the next 12 months and the remainder thereafter.
Costs to Obtain and Fulfill Contracts
The following table presents our capitalization and amortization of commissions and related payroll tax expenditures recorded within sales and marketing in the Consolidated Statements of Operations:

	Year Ended December 31,
Commissions and related payroll tax expenditures:	2025	2024	2023
Capitalization	$11.7	$15.0	$17.1
Amortization	15.4	15.1	12.3
Deferred commissions and related payroll tax expenditures, which are included in deferred costs and other assets, were as follows:

	December 31, 2025	December 31, 2024
Deferred costs, net	$12.8	$13.8
Other assets	11.9	14.6
4.    INVESTMENTS
Investments Measured at Fair Value on a Recurring Basis
The following table summarizes our investments measured at fair value on a recurring basis by balance sheet classification and investment type:

	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value - Level 1	Amortized Cost	Fair Value - Level 1
Cash equivalents—U.S. Treasury securities	$556.6	$556.6	$529.5	$529.5
Cash equivalents—money market funds	206.7	206.7	174.2	174.2
Total cash equivalents	$763.3	$763.3	$703.7	$703.7
Gross unrealized and realized gains and losses related to our cash equivalents were not material for the years ended December 31, 2025, 2024, and 2023.
Investments Measured at Fair Value on a Nonrecurring Basis
In August 2023, we acquired an approximate 7% ownership interest in a privately held company, which is measured and accounted for using the fair value measurement alternative basis. This investment is classified within other assets in the Consolidated Balance Sheets. The carrying value of the investment was $1.7 million as of both December 31, 2025 and 2024.
Our existing equity investments are remeasured at fair value on a nonrecurring basis when an identifiable event or change in circumstance may have a significant adverse impact on its fair value. During the year ended December 31, 2024, we recognized an impairment loss of $1.0 million, within other expense, net in the Consolidated Statement of Operations, on a minority interest equity investment following a recapitalization event. No such events or changes occurred during the years ended December 31, 2025 or 2023.

5.    CONSOLIDATED BALANCE SHEET COMPONENTS
Restricted Cash
The reconciliation of cash, cash equivalents, and restricted cash was as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Cash and cash equivalents	$792.6	$726.1	$656.3
Restricted cash, current	—	1.6	—
Restricted cash, non-current	0.8	0.7	1.8
Total cash, cash equivalents, and restricted cash	$793.4	$728.4	$658.1
Accounts Receivable, Net
Accounts receivable, net consisted of the following:

	December 31, 2025	December 31, 2024
Billed accounts receivable, net of allowance for credit losses	$58.0	$55.4
Unbilled accounts receivable	7.4	4.3
Accounts receivable, net	$65.4	$59.7
Property, Equipment, and Software, Net
Property, equipment, and software, net consisted of the following:

	Estimated Useful Lives	December 31, 2025	December 31, 2024
Internal-use software and website development	2 - 5 years	$113.6	$94.6
Computer equipment and purchased software	2 years	2.8	4.7
Leasehold improvements	Shorter of useful life or remaining lease term	1.1	0.7
Furniture and fixtures	5 years	0.8	0.5
Total property, equipment, and software		118.3	100.5
Less accumulated depreciation and amortization		(74.9)	(63.6)
Property, equipment, and software, net		$43.4	$36.9
The following table presents depreciation and amortization expense related to property, equipment, and software as well as the portion of amortization expense related to internal-use software and website development that is recorded within cost of revenue in the Consolidated Statements of Operations:

	Year Ended December 31,
	2025	2024	2023
Depreciation and amortization expense	$19.5	$19.6	$19.3
Amortization expense for internal-use software and website development	$18.5	$17.8	$16.9

Intangible Assets, Net
Intangible assets, net consisted of the following:

	December 31, 2025			December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Content assets	$43.1	$(16.0)	$27.1	$31.2	$(7.6)	$23.6
Developed technology	8.4	(8.4)	—	8.4	(7.5)	0.9
Intangible assets	$51.5	$(24.4)	$27.1	$39.6	$(15.1)	$24.5
Capitalization of content assets and amortization expense for intangible assets were as follows:

	Year Ended December 31,
	2025	2024	2023
Capitalization of content assets	$12.4	$18.2	$6.2
Amortization expense for intangible assets	$9.3	$5.5	$3.0
As of December 31, 2025, the weighted-average remaining amortization period was 3.0 years for content assets.
As of December 31, 2025, future expected amortization expense for intangible assets was as follows:

2026	$9.0
2027	7.6
2028	5.8
2029	3.9
2030	0.8
Total	$27.1
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
The components of lease costs were as follows:

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$0.9	$4.8	$5.5
Short-term lease cost	0.8	0.8	0.9
Variable lease cost	0.7	2.0	2.1
Sublease income(1)	—	(2.3)	(2.7)
Total lease costs	$2.4	$5.3	$5.8
(1) In May 2022, we entered into an agreement to sublease a portion of our existing office space in Mountain View, California, which commenced on June 1, 2022 and terminated on October 31, 2024.

Future lease payments under our non-cancelable operating leases, excluding short-term leases, as of December 31, 2025 were as follows:

2026	$1.7
2027	1.8
2028	1.2
2029	1.2
2030	0.6
Total lease payments	6.5
Less imputed interest	(0.8)
Present value of operating lease liabilities	$5.7
Operating lease liabilities, current	1.8
Operating lease liabilities, non-current	3.9
Total operating lease liabilities	$5.7
Supplemental cash flow information as well as the weighted-average remaining lease term and discount rate related to our operating leases were as follows:

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$0.7	$6.5	$8.5
Cash received for lease incentives	0.8	—	—
Operating lease ROU assets obtained in exchange for lease liabilities	2.2	3.0	—

	December 31, 2025	December 31, 2024
Weighted-average remaining operating lease term (in years)	3.92	5.43
Weighted-average operating lease discount rate	6.50%	6.56%
7.    INCOME TAXES
The components of loss before income tax were as follows:

	Year Ended December 31,
	2025	2024	2023
Domestic	$(55.4)	$(84.0)	$(118.5)
Foreign	9.5	5.5	7.3
Total	$(45.9)	$(78.5)	$(111.2)

Income tax expense consisted of the following:

	Year Ended December 31,
	2025	2024	2023
Current taxes:
State	$(0.1)	$0.7	$—
Foreign	5.3	—	5.0
Total current	$5.2	$0.7	$5.0

Deferred taxes:
Foreign	$(0.1)	$0.3	$0.4
Total deferred	$(0.1)	$0.3	$0.4
Total income tax expense	$5.1	$1.0	$5.4
The reconciliation between the U.S. federal statutory income tax rate and our effective tax rate as a percentage of loss before income taxes was as follows:

	Year Ended December 31,
	2025		2024		2023
U.S. federal statutory tax rate	$(9.8)	21.0%	$(16.0)	21.0%	$(23.4)	21.0%
State and local income taxes*	(0.5)	1.2%	(0.5)	0.7%	(1.2)	1.1%
Effect of cross-border tax laws
GILTI	—	—%	—	—%	(5.9)	5.3%
Withholding tax	(0.6)	1.4%	0.4	(0.5)%	(0.8)	0.7%
Partnership income	1.1	(2.4)%	—	—%	—	—%
Other	(0.1)	0.1%	—	—%	—	—%
Tax credits
Research and development credits	(2.5)	5.4%	(4.3)	5.7%	(12.2)	10.9%
Changes in valuation allowances	9.0	(19.4)%	(1.8)	2.3%	34.1	(30.6)%
Nontaxable or nondeductible items
Base erosion payment waived	(5.1)	11.1%	8.4	(11.0)%	—	—%
Stock-based compensation	9.4	(20.2)%	13.7	(18.0)%	5.8	(5.2)%
Other	(0.2)	0.5%	0.2	(0.3)%	0.2	(0.2)%
Other adjustments	0.1	(0.1)%	(0.4)	0.5%	(0.1)	0.1%
India
Withholding tax	0.3	(0.6)%	(2.4)	3.2%	1.8	(1.6)%
Other	0.3	(0.8)%	0.1	(0.2)%	0.1	(0.1)%
Peru
Withholding tax	0.5	(1.1)%	0.5	(0.6)%	0.5	(0.5)%
Other foreign jurisdictions	2.0	(4.5)%	3.1	(4.1)%	1.6	(1.4)%
Changes in unrecognized tax benefits	1.2	(2.6)%	—	—%	4.9	(4.3)%
Total income tax expense	$5.1	(11.0)%	$1.0	(1.3)%	$5.4	(4.8)%
*Income taxes in California for 2023, 2024, and 2025 made up the majority (greater than 50%) of the state tax effect.

Significant components of our deferred tax assets and liabilities consisted of the following:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carryforwards	$126.1	$112.2
Capitalized research and development costs	62.0	70.0
Research and development credits	51.1	47.5
Stock-based compensation	5.1	6.8
Transaction costs	2.7	—
Lease liabilities	1.1	0.7
Deferred revenue	1.0	0.8
Accruals and reserves	1.2	1.3
Partnership income	1.0	—
Gross deferred tax assets	251.3	239.3
Valuation allowance	(236.4)	(224.4)
Total deferred tax assets	$14.9	$14.9
Deferred tax liabilities:
Deferred commissions	(5.7)	(6.6)
Depreciation and amortization	(7.9)	(6.8)
Operating lease ROU assets	(0.8)	(0.7)
Partnership income	—	(0.2)
Total deferred tax liabilities	$(14.4)	$(14.3)
Net deferred tax assets	$0.5	$0.6
Based on the weight of the available evidence, which includes our historical operating losses, lack of taxable income, and the accumulated deficit, we have a full valuation allowance against our U.S. federal and state deferred tax assets as of December 31, 2025 and 2024. The valuation allowance decreased by $12.0 million for the year ended December 31, 2025 and increased by $1.1 million for the year ended December 31, 2024.
As of December 31, 2025, U.S. federal and state NOL carryforwards were $537.6 million and $212.9 million, and U.S. federal and state research and development tax credit carryforwards were $46.3 million and $33.8 million. If not utilized, certain federal and state NOLs will begin to expire at various dates beginning in 2035 and 2031, respectively, while the federal research and development tax credit carryforwards will start to expire in various amounts beginning in 2033. State research and development tax credit carryforwards can be carried forward indefinitely.
Our NOL and tax credit carryovers may be subject to annual usage limitations, as promulgated by the Internal Revenue Service and similar state provisions, due to ownership changes that may have occurred in the past. These annual limitations may result in the expiration of NOLs and tax credits before utilization.
The federal NOL carryforwards generated after December 31, 2017 have an indefinite carryforward period and are subject to an 80% deduction limitation based upon taxable income prior to NOL deduction. Of the total federal NOL carryforwards as of December 31, 2025, $439.7 million are carried forward indefinitely but are limited to 80% of taxable income.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the U.S. The OBBBA provides for the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and restores certain favorable corporate tax provisions, such as the current deduction for U.S.-based research expenditures. The impact of the OBBBA was not material to our consolidated financial statements and related disclosures.

Uncertain Tax Positions
As of December 31, 2025, the unrecognized tax benefits of $24.0 million, if recognized, would not have an impact on our effective tax rate. The activity related to the unrecognized tax benefits was as follows:

	Year Ended December 31,
	2025	2024	2023
Gross unrecognized tax benefits—beginning of period	$22.7	$22.5	$16.4
Increases related to tax positions taken during current year	1.4	2.3	5.0
Increases related to tax positions taken during prior years	0.1	0.4	1.2
Decreases related to tax positions taken during prior years	(0.2)	(2.5)	(0.1)
Gross unrecognized tax benefits—end of period	$24.0	$22.7	$22.5
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest and penalties recognized during the year ended December 31, 2025. Interest and penalties were not material during the years ended December 31, 2024 and 2023.
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
The amount of income taxes paid, net of refunds, were as follows:

	Year Ended December 31,
	2025	2024	2023
US State	$0.8	$—	$0.3
Foreign
India	1.7	1.1	2.0
Canada	0.7	0.2	0.6
UK	(0.1)	0.7	1.2
Colombia	0.4	0.5	0.2
Peru	0.5	0.5	0.5
Saudi Arabia	0.2	0.5	0.2
All other foreign	1.8	1.8	1.4
Income taxes paid, net of amounts refunded	$6.0	$5.3	$6.4
8.    NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share:

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss	$(51.0)	$(79.5)	$(116.6)
Denominator:
Weighted-average shares used in computing net loss per share—basic and diluted	163.8	157.4	151.0
Net loss per share—basic and diluted	$(0.31)	$(0.51)	$(0.77)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	Year Ended December 31,
	2025	2024	2023
RSUs	17.2	16.1	18.4
Common stock options	11.1	9.1	11.2
PSUs	0.6	0.3	—
ESPP Rights	0.1	0.2	0.1
Total	29.0	25.7	29.7
9.    COMMITMENTS AND CONTINGENCIES
Purchase Obligations
Our purchase obligations primarily relate to a third-party cloud infrastructure agreement, subscription arrangements, and service agreements used to facilitate our operations. As of December 31, 2025, we had no material firm purchase commitments in excess of one year. On January 14, 2026, we entered into a $10.5 million purchase commitment for cloud infrastructure capacity for a period of three years ending on December 31, 2028.
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
Legal fees related to these matters were insignificant during the year ended December 31, 2025 and $1.5 million during the year ended December 31, 2024.

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
10.    STOCKHOLDERS’ EQUITY
Preferred Stock

We have authorized the issuance of 10.0 million shares of undesignated preferred stock with a par value of $0.00001 per share, with rights and preferences, including voting rights, to be designated from time to time by the Board. As of December 31, 2025, there were no shares of preferred stock issued or outstanding.
Share Repurchase Program
On April 26, 2023, the Board approved a share repurchase program with authorization to purchase up to $95.0 million of our common stock, excluding commissions and fees. We funded these share repurchases with our existing cash and cash equivalents and completed the purchase authorization on May 7, 2024.
During the year ended December 31, 2024, we repurchased an aggregate of approximately 3.1 million shares of our common stock for $36.7 million under the aforementioned program.
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
As of December 31, 2025, 14.8 million shares and 6.0 million shares of our common stock were reserved for future issuance under the 2021 Plan and ESPP. In 2024, we began settling stock option exercises, vesting of RSUs, and ESPP purchases by reissuing shares of our common stock from treasury stock. In September 2025, we reissued all of our remaining treasury stock.
Under the ESPP, if the closing market price of our common stock on the purchase date of an ongoing offering falls below the closing market price of our common stock on the offering date of an ongoing offering, the ongoing offering terminates immediately following the settlement of ESPP Rights shares on the purchase date. Participants in the terminated offering are automatically enrolled in the new offering (an “ESPP Rights Reset”), triggering a revaluation of stock-based compensation expense and a modification charge to be recognized ratably over the new offering period if the revalued expense is greater than the original expense. During the years ended December 31, 2025, 2024, and 2023, we had ESPP Rights Resets that resulted in modification charges of $0.1 million, $6.1 million, and $3.1 million, which are being recognized ratably over the new offering periods.

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
In connection with the CEO transition, we entered into separation and advisory agreements with our former CEO. The advisory agreement was effective through August 15, 2025. During the advisory period, he continued to vest in his stock awards, and the exercise period of his outstanding vested stock options was extended through August 3, 2026. The modification of his stock-based awards, coupled with a non-substantive service period, resulted in the recognition of $4.1 million of stock-based compensation expense during the year ended December 31, 2025. The separation agreement also included other benefits, which are not considered material.
Effective October 29, 2025, our Senior Vice President, Chief Financial Officer, and Treasurer resigned from these positions. Under the retention agreement entered into on January 29, 2025, his resignation qualified him for enhanced severance benefits. In connection with his departure, on October 30, 2025, we entered into a separation agreement and a one-year advisory agreement, which included a general release of claims. During the advisory period, his outstanding equity awards will continue to vest according to their original terms, and the exercise period for his vested stock options will be extended through October 29, 2027. As a result of the modification of his equity awards and our determination that the advisory period constitutes a non-substantive service period, we recognized $2.4 million of stock-based compensation expense during the year ended December 31, 2025. Other benefits provided under the separation and advisory agreements are not considered material.

Stock Options
We grant stock options at prices equal to the grant date fair value. Typically, these stock options expire ten years from the grant date and vest ratably over a four-year service period.
Stock option activity for the year ended December 31, 2025 was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balance—December 31, 2024	9.1	$7.64	4.97	$25.3
Granted	5.2	7.81
Exercised	(3.0)	3.41
Canceled	(0.2)	18.07
Balance—December 31, 2025	11.1	$8.63	6.54	$6.1
Options vested	5.3	$9.24	3.86	$6.1
Aggregate intrinsic value represents the difference between the exercise price of the stock options and the fair value of our common stock. The aggregate intrinsic value of stock options exercised was $19.9 million, $21.4 million, and $72.6 million for the years ended December 31, 2025, 2024, and 2023. The weighted-average grant date fair value of options granted for the years ended December 31, 2025, 2024, and 2023 was $4.59, $4.39, and $8.41.
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
RSU and PSU activity for the year ended December 31, 2025 was as follows:

	RSUs			PSUs
	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested balance—December 31, 2024	16.1	$12.82	$136.7	0.3	$14.36	$2.2
Granted(1)	12.2	8.10		0.5	7.94
Vested(2)	(7.0)	13.21		(0.1)	14.36
Forfeited(3)	(4.1)	11.75		(0.1)	9.70
Unvested balance—December 31, 2025	17.2	$9.56	$126.3	0.6	$9.17	$4.4

(1) For PSUs, the amount presented as the number of units granted is based on the performance condition being achieved at the target level. Once the performance period is complete, the number of units that will vest may range from 0% to 150% of the target amount based on actual performance. As of December 31, 2025, based on attainment against the pre-established annual revenue target, 0.6 million units, or 110.66%. of the PSUs granted in 2025 are expected to vest in February 2026, subject to the performance attainment being certified following the filing of this Annual Report on Form 10-K.
(2) Includes the service-based vesting in the year ended December 31, 2025 of the 0.2 million units or 83.85% of PSUs granted in March 2024, certified as vested by our Human Resources and Compensation Committee in February 2025 based on attainment against the pre-established annual revenue target.
(3) Forfeited PSUs include awards forfeited due to the failure to meet service-based vesting conditions and those that did not satisfy the performance-based vesting condition. The latter represents the difference between the PSUs granted in March 2024 at target and the number of units vested based on the attainment against the pre-established annual revenue target.
The aggregate fair value of RSUs that vested was $67.4 million, $80.1 million, and $130.9 million for the years ended December 31, 2025, 2024, and 2023.
Stock-Based Compensation Expense
A summary of the weighted-average assumptions we utilized to record stock-based compensation expense for stock options granted is as follows:

	Year Ended December 31,
	2025	2024	2023
Fair value of common stock	$7.81	$7.81	$14.72
Risk-free interest rate	4.4%	3.5%	3.7%
Expected term (in years)	7.1	6.1	6.1
Expected volatility	55.4%	56.2%	57.3%
Dividend yield	—%	—%	—%
The following table summarizes the assumptions used in estimating the fair value of ESPP Rights:

Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	3.6% - 4.2%	4.2% - 5.4%	3.9% - 5.5%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	53.6% - 64.2%	40.2% - 72.3%	39.2% - 61.0%
Dividend yield	—%	—%	—%
Stock-based compensation expense is classified in the Consolidated Statements of Operations as follows:

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$2.5	$2.7	$2.6
Research and development	34.8	41.8	49.9
Sales and marketing	20.8	28.1	31.3
General and administrative	38.6	35.5	31.4
Restructuring related charges	(1.6)	—	(5.6)
Total	$95.1	$108.1	$109.6
We capitalized $7.7 million, $7.7 million, and $7.1 million of stock-based compensation related to our internal-use software during the years ended December 31, 2025, 2024, and 2023.

The table below presents unrecognized employee compensation cost related to unvested shares and the weighted-average period over which it is expected to be recognized as of December 31, 2025:

	December 31, 2025
	Unrecognized employee compensation cost related to unvested shares	Weighted-average period over which the compensation is expected to be recognized (in years)
RSUs	$140.4	2.6
Common stock options	20.6	2.9
ESPP Rights	3.2	0.8
PSUs	2.5	3.2
Income tax benefits recognized from stock-based compensation expense for the years ended December 31, 2025, 2024, and 2023 were $0.5 million, $0.7 million, and $0.8 million due to cumulative losses and valuation allowances.
For the years ended December 31, 2025, 2024, and 2023, income tax benefits realized related to stock-based awards vested and exercised were $0.4 million, $0.6 million, and $1.3 million due to cumulative losses and valuation allowances.
Common Stock Reserved for Issuance
The following table presents total shares of our common stock reserved for future issuance:

	December 31, 2025	December 31, 2024
RSUs outstanding	17.2	16.1
Stock options outstanding	11.1	9.1
PSUs outstanding	0.6	0.3
Shares available for future grants	20.8	22.5
Total shares of common stock reserved	49.7	48.0
401(k) Plan
We have a 401(k) savings plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer-matching contribution. We made matching contributions of $1.5 million, $1.6 million, and $1.7 million to the 401(k) Plan for the years ended December 31, 2025, 2024, and 2023.
12. RELATED PARTY TRANSACTIONS
We have an ongoing content sourcing agreement with DeepLearning.AI Corp (“DeepLearning.AI”), which is owned by our chairman and co-founder, Dr. Andrew Ng. This agreement was entered into in the ordinary course of business and subject to standard commercial terms. Fees associated with this agreement are included within cost of revenue in the Consolidated Statements of Operations. We recognized content fees under this agreement of $8.7 million, $8.6 million, and $7.4 million during the years ended December 31, 2025, 2024, and 2023. Related content liabilities were $4.1 million as of December 31, 2025 and 2024.

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
As a result of this change, our degree product has been incorporated into our Consumer segment as another product category that supports our learners. The segment reporting change does not impact our Enterprise segment or consolidated results. Prior-period segment information has been recast to conform to the current presentation.
The Consumer segment targets individual learners seeking to obtain hands-on learning, gain valuable job skills, receive professional-level certifications or degrees, and otherwise increase their knowledge to start or advance their careers. The Enterprise segment is focused on serving businesses, government organizations, and academic institutions by providing an online platform with access to job-relevant educational content enabling them to train, upskill, and reskill their employees, citizens, and students. The CODM measures the performance of each segment primarily based on its revenue and gross profit.
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

Financial information for each reportable segment was as follows:

	Year Ended December 31,
	2025			2024			2023
	Consumer	Enterprise	Consolidated	Consumer	Enterprise	Consolidated	Consumer	Enterprise	Consolidated
Revenue	$502.2	$255.3	$757.5	$455.8	$238.9	$694.7	$416.2	$219.6	$635.8
Segment content costs	193.9	77.2	271.1	183.8	75.0	258.8	172.2	69.2	241.4
Segment gross profit	$308.3	$178.1	$486.4	$272.0	$163.9	$435.9	$244.0	$150.4	$394.4
Segment gross profit margin	61.4%	69.8%	64.2%	59.7%	68.6%	62.7%	58.6%	68.5%	62.0%

Other costs of revenue:
Platform operation and maintenance costs			42.7			38.5			42.1
Amortization of internal-use software			18.5			17.8			16.9
Amortization of intangible assets			9.3			5.5			3.0
Stock-based compensation expense			2.5			2.7			2.6
Cost of revenue			$344.1			$323.3			$306.0
Gross profit			$413.4			$371.4			$329.8
Gross profit margin			54.6%			53.5%			51.9%
Geographic Information
Revenue
The following table summarizes the revenue by region based on the billing address of our customers:

	Year Ended December 31,
	2025	2024	2023
United States	$384.7	$368.6	$340.7
Europe, Middle East, and Africa	185.9	166.3	153.1
Asia Pacific	108.9	89.7	82.3
Other	78.0	70.1	59.7
Total	$757.5	$694.7	$635.8
No single country other than the United States represented 10% or more of our total revenue during the years ended December 31, 2025, 2024, and 2023.
Long-lived Assets
The following table presents our long-lived assets, consisting of property, equipment, and software, net of depreciation and amortization, and operating lease ROU assets, by geographic region:

	December 31, 2025	December 31, 2024
United States	$45.2	$39.0
Rest of World	2.7	0.9
Total	$47.9	$39.9

14.    RESTRUCTURING RELATED CHARGES
In November 2022, we enacted a plan to reduce our global workforce to better align our cost structure and personnel needs with our planned business objectives, growth opportunities, and operational priorities at the time. During the year ended December 31, 2023, we made cash payments of $5.1 million related to this restructuring. We also recognized a reversal of stock-based compensation expense of approximately $5.6 million during the year ended December 31, 2023, resulting from the forfeiture of RSUs and stock options.
In January 2024, we implemented a plan to restructure our Enterprise segment sales force and recognized restructuring related charges of $2.1 million during the year ended December 31, 2024, all of which were paid within the same year.
In October 2024, we announced a commitment to further reducing overall expenses, focus our efforts, and prioritize future investments in key initiatives that we expect will drive long-term, sustainable growth. This initiative resulted in a reduction of our global workforce by approximately 9% creating capacity for targeted investments, as well as incremental profitability. During the year ended December 31, 2024, we recognized restructuring related charges of $6.8 million, mainly consisting of personnel expenses, such as severance and benefits. Related cash payments of $2.7 million were made in the year ended December 31, 2024. As of December 31, 2024, $4.5 million remained unpaid and was recorded primarily in accrued compensation and benefits in the Consolidated Balance Sheets.
During the year ended December 31, 2025, we recognized charges of $0.7 million, made cash payments of $5.2 million, and also recognized a reversal of stock-based compensation expense of $1.6 million due to the forfeiture of RSUs and stock options. As of December 31, 2025, there were no remaining unpaid restructuring related charges.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of December 31, 2025 at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025. Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2025, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.
Item 9C. Disclosures Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this Item (other than the information set forth in the next paragraph) will be included in our definitive proxy statement for our 2026 annual meeting of stockholders, or our 2026 Proxy Statement, to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this Item will be included in our 2026 Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025 and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in our 2026 Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025 and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in our 2026 Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025 and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item will be included in our 2026 Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025 and is incorporated herein by reference.

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

Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of December 17, 2025, by and among Coursera, Inc., Udemy, Inc., and Chess Merger Sub, Inc.	8-K	001-40275	2.1	12/17/2025
3.1	Amended and Restated Certificate of Incorporation, as amended and as currently in effect.	10-Q	001-40275	3.1	8/13/2021
3.2	Amended and Restated Bylaws, as amended and as currently in effect.	10-Q	001-40275	3.2	8/13/2021
4.1	Form of Common Stock Certificate.	S-1	333-253932	4.1	3/5/2021
4.2	Description of Capital Stock.	10-K	001-40275	4.2	3/3/2022
10.1+	Form of Indemnification Agreement between Coursera, Inc. and its directors and officers.	10-Q	001-40275	10.1	10/30/2025
10.2+	Coursera, Inc. 2014 Executive Stock Incentive Plan, as amended, and Forms of Stock Option Agreement, Option Exercise Agreement, and Restricted Stock Award Agreement thereunder.	S-1	333-253932	10.3	3/5/2021
10.3+	Coursera, Inc. 2021 Stock Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise, Notice of Stock Option Grant, Notice of Restricted Stock Unit Award and Agreement, and Notice of Restricted Stock Award and Agreement thereunder.	10-Q	001-40275	10.1	5/11/2021
10.4+	Coursera, Inc. 2021 Employee Stock Purchase Plan.	10-Q	001-40275	10.2	5/11/2021
10.5+	Offer Letter between Coursera, Inc. and Gregory M. Hart, dated January 24, 2025.	10-K	001-40275	10.21	2/24/2025
10.6+	Offer Letter between Coursera, Inc. and Alan B. Cardenas, dated April 4, 2023.	10-K	001-40275	10.19	2/22/2024
10.7+	Offer Letter between Coursera, Inc. and Marcelo Modica, dated June 7, 2024.	10-Q	001-40275	10.1	11/6/2024
10.8+†	Offer Letter between Coursera, Inc. and Michael Foley, dated November 13, 2025.
10.9	Online Course Hosting and Services Agreement by and between DeepLearning.AI. Corp. and Coursera, Inc., dated October 1, 2020.	S-1	333-253932	10.18	3/5/2021
10.10	Consultant and Proprietary Information Nondisclosure Agreement between Coursera, Inc. and Andrew Y. Ng, dated June 1, 2014.	S-1	333-253932	10.19	3/5/2021
10.11	Amended and Restated Investors’ Rights Agreement by and among Coursera, Inc., Future Fund Investment Company No. 4 Pty Ltd., and the investors listed therein, dated July 7, 2020.	S-1	333-253932	10.21	3/5/2021

10.12+	Amended and Restated Non-Employee Director Compensation Policy of the Board of Directors of Coursera, Inc.	10-Q	001-40275	10.1	8/1/2024
10.13+*	Amended and Restated Executive Severance Plan.	10-K	001-40275	10.20	2/24/2025
10.14+	Cash Incentive Compensation Plan.	10-Q	001-40275	10.30	5/1/2025
10.15*	Voting Agreement, dated as of December 17, 2025, by and among Coursera, Inc. and the Udemy Significant Stockholders.	8-K	001-40275	10.1	2/17/2025
10.16+*	Separation Agreement between Coursera, Inc. and Jeffrey N. Maggioncalda dated January 29, 2025.	10-K	001-40275	10.22	2/24/2025
10.17+*	Retention Agreement between Coursera, Inc. and Kenneth R. Hahn dated January 29, 2025.	10-K	001-40275	10.23	2/24/2025
10.18+†	Separation Agreement between Coursera, Inc. and Kenneth R. Hahn dated October 30, 2025.
10.19+*†	Advisory Agreement between Coursera, Inc. and Kenneth R. Hahn dated October 30, 2025.
19.1	Insider Trading Policy.	10-K	001-40275	19.1	2/24/2025
21.1†	List of Subsidiaries of Coursera, Inc.
23.1†	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
24.1	Power of Attorney (included on signature page)
31.1†	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Coursera, Inc. Senior Executive Compensation Recoupment Policy.	10-K	001-40275	97.1	2/22/2024
99.1*	Voting Agreement, dated as of December 17, 2025, by and among Udemy, Inc. and the Coursera Significant Stockholders.	8-K	001-40275	99.1	12/17/2025
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
_____________________________________________
† Filed herewith.
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

COURSERA, INC.

Date: February 23, 2026	By:	/s/ Gregory M. Hart
Gregory M. Hart
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: February 23, 2026	By:	/s/ Michael Foley
Michael Foley
Senior Vice President, Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY
KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gregory M. Hart, Michael Foley, and Alan B. Cardenas, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place, or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gregory M. Hart	President, Chief Executive Officer, and Director	February 23, 2026
Gregory M. Hart	(Principal Executive Officer)

/s/ Michael Foley	Senior Vice President, Chief Financial Officer, and Treasurer	February 23, 2026
Michael Foley	(Principal Financial and Accounting Officer)

/s/ Andrew Y. Ng	Chairman	February 23, 2026
Andrew Y. Ng

/s/ Carmen Chang	Director	February 23, 2026
Carmen Chang

/s/ Amanda M. Clark	Director	February 23, 2026
Amanda M. Clark

/s/ Christopher D. McCarthy	Director	February 23, 2026
Christopher D. McCarthy

/s/ Theodore R. Mitchell	Director	February 23, 2026
Theodore R. Mitchell

/s/ Susan W. Muigai	Director	February 23, 2026
Susan W. Muigai

/s/ Scott D. Sandell	Director	February 23, 2026
Scott D. Sandell

/s/ Sabrina L. Simmons	Director	February 23, 2026
Sabrina L. Simmons