Form 10-K/A
period 2025-12-31
Coursera, Inc.
filed 2026-04-30
CIK 1651562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________
FORM 10-K/A
(Amendment No. 1)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant on June 30, 2025, based on the closing price of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $1.2 billion. As of April 23, 2026, the Registrant had 169.3 million shares of common stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Coursera, Inc.’s (the “Company,” “Coursera,” “we,” “us,” and “our”) Annual Report on Form 10-K for the year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2026 (the “Annual Report”). We are amending and refiling Part III to include information required by Items 10, 11, 12, 13 and 14 because our definitive proxy statement will not be filed within 120 days after December 31, 2025, the end of the fiscal year covered by our Annual Report.

Pursuant to the rules of the SEC, we have also included as exhibits currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. We are amending and refiling Part IV to reflect the inclusion of those certifications, along with any changes to Part IV that occurred after the date of the Annual Report.

In addition, we made certain revisions to the cover page, including the deletion of the reference to our proxy statement and inclusion of updated outstanding share information. Except as described above, no other changes have been made to the Annual Report.

Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Annual Report, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Annual Report. Accordingly, this Amendment should be read in conjunction with our Annual Report and with our filings with the SEC subsequent to the Annual Report. The filing of this Amendment is not a representation that any statements contained in items of our Annual Report other than Part III, Items 10 through 14, Part IV and the aforementioned portions of the cover page are true or complete as of any date subsequent to the date of the Annual Report.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Our Board of Directors
The following table sets forth certain information for each of the members of our board of directors (the “Board”) as of April 30, 2026.

				Committee Membership
Class	Name	Age	Director Since	Audit Committee	Human Resources and Compensation Committee	Nominating and Corporate Governance Committee	Independent

I	Carmen Chang	78	2021		Chair	Member	✔
I	Theodore R. Mitchell	70	2020	Member		Chair	✔
I	Scott D. Sandell Lead Independent Director	61	2011		Member		✔
II	Amanda M. Clark	46	2020	Member	Member		✔
II	Christopher D. McCarthy	51	2023			Member	✔
II	Andrew Y. Ng Chair	50	2011				—
III	Gregory M. Hart President and CEO	56	2025				—
III	Susan W. Muigai	56	2023		Member		✔
III	Sabrina L. Simmons	63	2020	Chair			✔
Our Board of Directors (our “Board”) currently consists of nine directors who are divided into three classes, Class I, Class II, and Class III, with members of each class serving three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election and until their successors are duly elected and qualified. The current composition of our Board is as follows:
•Our Class I directors are Carmen Chang, Theodore R. Mitchell, and Scott D. Sandell, and their terms will expire at the 2028 annual meeting of stockholders;
•Our Class II directors are Amanda M. Clark, Christopher D. McCarthy, and Andrew Y. Ng, and their terms will expire at the 2026 annual meeting; and
•Our Class III directors are Sabrina L. Simmons, Susan W. Muigai, and Gregory M. Hart, and their terms will expire at the 2027 annual meeting.

Director Biographies

The biographies of each of our members of our Board are set forth below:

Carmen Chang has served on our Board since October 2021. Ms. Chang is a Partner and Head of Asia at New Enterprise Associates, Inc. (“NEA”), where she focuses on building NEA’s global organization and portfolio in China and other emerging markets in Asia. Ms. Chang joined NEA in 2012. Ms. Chang currently serves on the board of directors for a number of privately-held companies, including Availink, Inc., a semiconductor manufacturer, Moqi Inc., an innovative player in biometrics identification, Blue Ocean Technologies Inc., a developer of scalable, high performing AI chips, Cista System Corp., a developer of image sensor systems, and Woebot Labs, Inc., an AI-based digital mental health company. From 2016 to 2022, Ms. Chang served on the board of directors of Tuya Inc. (NYSE: TUYA). Prior to joining NEA, Ms. Chang was a partner at a major Silicon Valley law firm, where she specialized in corporate and securities law and led that firm’s China practice. She has a Master’s degree in modern Chinese history from Stanford University and a J.D. from Stanford Law School. We believe that Ms. Chang is qualified to serve on our Board because of her significant business, legal, and leadership experience, including expertise in the Asian markets.

Dr. Theodore R. Mitchell has served on our Board since May 2020. Dr. Mitchell has been the President of the American Council on Education (“ACE”) since September 2017. Prior to that time, he was the Under Secretary of the United States Department of Education from May 2014 until January 2017, responsible for all post-secondary and adult education policy programs as well as a $1.3 trillion Federal Student Aid portfolio. From January 2017 to September 2017, Dr. Mitchell served as a private consultant, including to ACE. Prior to his federal service, Dr. Mitchell served as Chief Executive Officer of the NewSchools Venture Fund, a national investor in education technology, from June 2005 to May 2014. Dr. Mitchell also previously served as President of the California State Board of Education, President of Occidental College, and in a variety of leadership roles at University of California, Los Angeles, including Vice Chancellor. Dr. Mitchell was Deputy to the President and to the Provost at Stanford University and began his career as a professor at Dartmouth College where he also served as Chair of the Department of Education. Dr. Mitchell is a board member for several privately held organizations: TIAA, Occidental College, Khan Academy, Education Quality Outcomes Standards Board, Jack Kent Cooke Foundation, and Credential Engine. He also served as a member of the board of directors of The McClatchy Company from May 2017 to August 2020 and of Frontline Ltd. (NYSE: FRO) from April 2017 to August 2018. Dr. Mitchell has a B.A. and Ph.D. in Education from Stanford University. We believe that Dr. Mitchell is qualified to serve on our Board because of his extensive experience as a leader in education, business, and public policy.

Scott D. Sandell has served on our Board since December 2011. Mr. Sandell is the Executive Chairman and Chief Investment Officer of NEA, a venture capital firm, since April 2024 and April 2023, respectively. Mr. Sandell also served as NEA’s Chief Executive Officer and Chairman from April 2023 to April 2024, Managing General Partner from April 2017 to April 2024, Co-Managing General Partner from March 2015 to April 2017, and as a General Partner since September 2000. Mr. Sandell joined NEA in January 1996 and served as head of the firm’s technology investing practice for 10 years. In addition to serving on the board of directors of several privately held companies, he currently serves as lead independent director of Cloudflare, Inc. (NYSE: NET), an internet security company. Mr. Sandell previously served on the board of directors of Robinhood Markets, Inc. (NASDAQ: HOOD) from June 2016 to May 2022, Tuya Inc. (NYSE: TUYA) from April 2018 to June 2022, and Bloom Energy Corporation (NYSE: BE) from August 2003 to May 2022. Outside of NEA, Mr. Sandell is actively involved with the National Venture Capital Association and is a founding director of the organization’s nonprofit, Venture Forward. He is also an Adjunct Lecturer at Stanford University. He has an A.B. in Engineering from Dartmouth College. We believe that Mr. Sandell is qualified to serve on our Board because of his significant public company director experience and global business, leadership, finance, and venture capital industry expertise.

Amanda M. Clark has served on our Board since November 2020. Ms. Clark has served as Chief Executive Officer of WellBiz Brands, Inc., a beauty and wellness franchise platform, since March 2024. From February 2020 to March 2024, Ms. Clark served as the Chief Development Officer of Papa John’s International, Inc. (NASDAQ: PZZA), a restaurant franchise. Ms. Clark was previously with Taco Bell Corp., a restaurant company, where she was responsible for design, consumer facing technology, merchandising, customer marketing, new concepts, and company development, and served as Executive Vice President Restaurant Experience from February 2019 to February 2020, Senior Vice President North America Development from May 2017 to February 2019, and the General Manager for Taco Bell Canada from November 2015 to August 2018. Previously, Ms. Clark served in roles of increasing responsibility in Brand Marketing at Taco Bell since 2013. Prior to joining Taco Bell, Ms. Clark worked at Procter and Gamble (NYSE: PG) in various marketing roles for nearly 12 years on their brands including Olay, Pampers, and Oral-B. Effective February 4, 2026, Ms. Clark was appointed to the board of directors of Dine Brands Global, Inc. (NYSE: DIN). Ms. Clark has a B.A. in Psychology and Theater Studies from Yale University. We believe that Ms. Clark is qualified to serve on our Board because of her significant business, marketing, and leadership experience as well as global operational expertise.

Christopher D. McCarthy has served on our Board since January 2023. Mr. McCarthy has served as the Chief Executive Officer and President of Creative Partner Productions, NBCUniversal since January 2026. Previously, Mr. McCarthy was the co-Chief Executive Officer of Paramount Global, Inc. (NASDAQ: PARA) from May 2024 to July 2025, where he led a significant business transformation and oversaw the company’s merger with Skydance Media. His appointment as co-CEO was the culmination of a distinguished 22-year career at Paramount and its predecessor, Viacom. During his tenure, Mr. McCarthy held a series of progressively senior leadership positions, including President and CEO of Showtime/MTV Entertainment Studios and Paramount Media Networks from 2022 to July 2025. He began his career with the company as a freelancer in 2004 and rose to lead many of its most iconic global brands, including Paramount+, Showtime, MTV, VH1, CMT, Logo, Comedy Central, and Smithsonian. In addition to his corporate roles, Mr. McCarthy has led industry-wide coalitions to tackle mental health and civic engagement driving record youth registration and turnout. Mr. McCarthy has served on the board of directors for the Animal Medical Center of New York since 2022. Mr. McCarthy has a B.S. with Honors in Commerce and Engineering from Drexel University and an M.B.A. from The Wharton School of Business at the University of Pennsylvania. We believe that Mr. McCarthy is qualified to serve on our Board because of his significant operational, leadership, consumer trends, and social impact experience.

Andrew Y. Ng is one of our co-founders and served as Co-CEO until 2014. He has served as our Chairman of the Board since 2014. Dr. Ng is a leading voice in artificial intelligence (AI) and online education. In 2013, he was named in the Time100 list of the most influential people in the world. Dr. Ng has served as Managing General Partner of AI Fund, a venture studio that supports entrepreneurs in building AI companies, since January 2018. Dr. Ng also has led DeepLearning.AI, an education technology company he founded to provide AI training, since June 2017. Dr. Ng is also the Founder of LandingAI, which provides visual AI solutions, where he has served as Executive Chairman since August 2024 and previously served as Chief Executive Officer and Chairman from October 2017 to August 2024. Dr. Ng has also served as the Managing Partner of AI Aspire, an advisory firm for AI strategy, since its formation in July 2025. Dr. Ng currently also serves as an adjunct professor in Computer Science at Stanford University. From April 2017 to May 2024, he was Chief Scientist at Baidu, Inc., a multinational technology company, where he led the company’s global AI strategy and infrastructure. Dr. Ng was the founding lead of the Google Brain team from 2011 to 2012. In 2011, Dr. Ng led the development of Stanford’s first massive open online course (MOOC) platform and launched an online machine learning class that reached over 100,000 students—an initiative that inspired the creation of Coursera. Since April 2024, Dr. Ng has served on the board of Amazon.com, Inc. (NASDAQ: AMZN). In addition, Dr. Ng is a board member of several privately-held companies engaged in AI. Dr. Ng has authored or co-authored over 200 research papers in machine learning, robotics, and related fields. Dr. Ng has a B.S. in Math and Computer Science from Carnegie Mellon University, M.S. in Electrical Engineering and Computer Science from MIT and a Ph.D. in Computer Science from the University of California, Berkeley. We believe that Dr. Ng is qualified to serve on our Board because of his knowledge of our company as co-founder, his breadth and depth of experience as a pioneer in online education and artificial intelligence, and industry, technology, and leadership expertise.

Gregory M. Hart was appointed as our President, CEO, and as a member of our Board effective on February 3, 2025. Mr. Hart previously served as Chief Operating Officer at Compass, Inc., a real estate technology company, from May 2022 to December 2023, and as its Chief Product Officer from April 2020 to April 2022. Prior to that, Mr. Hart held various leadership positions at Amazon.com, Inc. (NASDAQ: AMZN), where he served for 23 years, including leading Amazon’s Prime Video global business, leading the Amazon Echo business, and as Technical Advisor to Jeff Bezos, Amazon’s founder and Chief Executive Officer. Since December 2024, he has served as a member of the board of directors of Bose Corporation. In addition, he serves as an unpaid advisor to Baller League GmbH. Mr. Hart has a B.A. in English Literature from Williams College. We believe that Mr. Hart is qualified to serve on our Board because of his extensive operational leadership, product, technology, and consumer experience.

Susan W. Muigai has served on our Board since August 2023. Ms. Muigai has served as Chief People Officer of Mastercard Incorporated (NYSE: MA) since April 2025, where she leads all aspects of its human resources strategy and function. From October 2021 to March 2025, Ms. Muigai served as the Executive Vice President and Chief Human Resources Officer at TransUnion Limited (NYSE: TRU), where she was responsible for leading TransUnion’s human resource strategy and function, contributing to the company’s vision and strategy. Previously, Ms. Muigai amassed a wealth of experiences over a 16-year career at Walmart Inc. (NASDAQ: WMT), most recently serving as Senior Vice President, People for Walmart International from March 2020 to September 2021. At Walmart, Ms. Muigai had an expansive role supporting 550,000 employees across 23 countries including advancing strategies for talent acquisition, succession planning, leadership development, and total rewards. Ms. Muigai has been a board member of the Breakfast Club of Canada since April 2017. Ms. Muigai has a Bachelor of Law degree from the University of Windsor, Canada, and Master of Laws degrees from the University of London, England, and York University, Canada. We believe that Ms. Muigai is qualified to serve on our Board because her global experience and customer perspective as a seasoned Chief People Officer brings strategic insight to our Board and strengthens our ability to serve learners and Enterprise customers worldwide.

Sabrina L. Simmons has served on our Board since February 2020. Ms. Simmons has served as the Chief Financial Officer of Petco Health and Wellness Company (NASDAQ: WOOF) since February 2025. She previously served as Executive Vice President and Chief Financial Officer of The Gap, Inc. (NYSE: GPS), a clothing company, from January 2008 until February 2017. Ms. Simmons held several positions at The Gap, including as Executive Vice President, Corporate Finance from September 2007 to January 2008, Senior Vice President, Corporate Finance and Treasurer from March 2003 to September 2007, and Vice President and Treasurer from September 2001 to March 2003. Prior to joining The Gap, Ms. Simmons served as the Chief Financial Officer and an executive member of the board of directors of Sygen International PLC, a British genetics company, and was Assistant Treasurer at Levi Strauss & Co. (NYSE: LEVI). Since October 2018, Ms. Simmons has served as a member of the board of directors of Columbia Sportswear Company (NASDAQ: COLM), where she is a member of the compensation committee and the nominating and corporate governance committee. Since September 2022, she has been a director at Moloco, a privately held advertising technology company. Ms. Simmons was previously a director and audit committee chair of Petco Health & Wellness from January 2021 to February 2025, e.l.f. Beauty, Inc. (NYSE: ELF) from March 2016 to May 2021, and Williams-Sonoma, Inc. (NYSE: WSM) from January 2015 to June 2022. Ms. Simmons has a B.S. in Business Administration from the University of California, Berkeley, an M.B.A. from the University of California, Los Angeles, and is an inactive CPA (California). We believe that Ms. Simmons is qualified to serve on our Board because of her extensive public company leadership, board experience, and financial expertise.

Our Executive Officers

The following table provides information about our executive officers as of April 30, 2026. Our executive officers are elected by and serve at the discretion of our Board. There are no family relationships among any of our executive officers.

Name	Age	Position

Gregory M. Hart	56	President, Chief Executive Officer, and Director
Michael D. Foley	53	Senior Vice President, Chief Financial Officer, and Treasurer
Alan B. Cardenas	50	Senior Vice President, General Counsel and Secretary
Marcelo C. Modica	57	Senior Vice President, Chief People Officer

Please see the section titled “Our Board of Directors” above for more information regarding Mr. Hart’s biographical information.

Michael D. Foley has served as our Senior Vice President, Chief Financial Officer, and Treasurer since November 2025. Prior to joining Coursera, Mr. Foley served as Strategic Advisor to AI and technology companies at NEA from June 2024 to December 2025. Mr. Foley served as Chief Executive Officer at Branch Metrics, Inc., a mobile linking and attribution platform, from March 2023 to April 2024. Previously, from January 2019 to July 2021, he was the Head of Finance for Emerging Hardware and Services at Alphabet, Inc. (NASDAQ: GOOG). Before his time at Google, he served as Chief Financial Officer of Unity Software, Inc. from January 2015 to September 2018. Mr. Foley also previously served as SVP, Strategic Planning and Corporate Development at Electronic Arts, Inc. and as director of Corporate Development at Microsoft Corp. (NASDAQ: MSFT). He previously served as Assistant Director, Lead Advisory at Ernst & Young London. Mr. Foley holds an MBA from Harvard Business School, an honors degree in Natural Sciences from the University of Cambridge, and an honorary doctorate in Engineering from the Glasgow Caledonian University. He is a Qualified Chartered Accountant with the Institute of Chartered Accountants of Scotland.

Alan B. Cardenas has served as our Senior Vice President, General Counsel and Secretary since May 2023 and served as our Vice President, Deputy General Counsel and Assistant Corporate Secretary from September 2021 to May 2023. Prior to joining Coursera, Mr. Cardenas served as Head of U.S. Corporate Legal for Siemens Energy, a spin-off from Siemens, from January 2020 to September 2021. Prior to Siemens Energy, Mr. Cardenas served in multiple senior roles for Siemens, a global manufacturing and technology conglomerate, from September 2008 to December 2019. During his time at Siemens, he also served as General Counsel and Secretary of the Siemens Foundation from August 2010 to February 2020. Mr. Cardenas started his career with Drinker Biddle & Reath LLP and Debevoise & Plimpton LLP. Mr. Cardenas holds a J.D. from Rutgers University School of Law and a B.A. in History and Political Science from Rutgers University.

Marcelo C. Modica has served as our Senior Vice President, Chief People Officer since August 2024. Prior to joining Coursera, Mr. Modica served as Chief People Officer of OneTrust, LLC from June 2022 to August 2024. Before OneTrust, he was Chief People Officer at Robinhood Markets, Inc. from December 2020 to June 2022, and at Mercer, a consulting firm, from November 2012 to October 2020. Since April 2022, he has served as a director of Aspiriant, LLC, a wealth management firm, where he chairs the Compensation and People committee and is a member of its Finance, Audit and Risk committee. Mr. Modica holds a B.A. in psychology from Siena College and an M.A. in organizational psychology from Columbia University.

Corporate Governance Documents

Corporate Governance Guidelines

Our Board has adopted written Corporate Governance Guidelines, which set forth the practices the Board intends to follow with respect to, among other things, Board composition, director selection, Board meetings and involvement of senior management, CEO performance evaluations and succession planning, Board compensation, and other policies and guidelines relating to the Board. The Nominating and Corporate Governance Committee (the “Governance Committee”) assists our Board in overseeing and reviewing the Corporate Governance Guidelines at least annually, and recommending to our Board for approval of any changes to our corporate governance framework. Our Corporate Governance Guidelines are posted on the investor relations section of our website at https://investor.coursera.com under the heading “Governance—Governance Documents.”

Codes of Business Conduct and Ethics

Our Code of Business Conduct and Ethics (the “Code of Conduct”) applies to each of our directors, officers, employees, and consultants, and addresses various topics, including:
•Compliance with laws, rules, and regulations
•Confidentiality

•Conflicts of interest
•Corporate opportunities
•Fair dealing
•Anti-corruption and interaction with government officials
•Payments or gifts from others
•Discrimination and harassment
•Health and safety
•Insider trading
•Protection and proper use of company assets
•Recordkeeping
•Communications with the media, analysts, and stockholders

Our Board has also adopted a Code of Ethics for Senior Financial Officers (the “Financial Code of Ethics”) that applies to our CEO, Chief Financial Officer, Principal Accounting Officer, and Controller as well as other key management employees and addresses ethical issues.

The Code of Conduct and the Financial Code of Ethics are each posted on our website at https://investor.coursera.com under the heading “Governance—Governance Documents.” These codes can only be amended by the approval of a majority of our Board. Any waiver to the Code of Conduct for an executive officer or director or any waiver of the Financial Code of Ethics may only be granted by our Board or our Governance Committee and must be timely disclosed as required by applicable law. We have implemented whistleblower procedures that establish formal protocols for receiving and handling complaints from employees and contractors. Any concerns regarding accounting or auditing matters reported under these procedures will be communicated promptly to our Audit Committee.

To date, there have been no waivers under our Code of Conduct or Financial Code of Ethics. We intend to disclose future amendments to certain provisions of these codes or waivers of such codes granted to executive officers and directors on our website at https://investor.coursera.com within four business days following the date of such amendment or waiver.

Insider Trading, Derivatives Trading, Hedging, and Pledging Policies

We have adopted insider trading policies and procedures applicable to our directors, officers, employees, consultants, and contractors, and their immediate family members and controlled entities that we believe are reasonably designed to promote compliance with insider trading laws and regulations, and NYSE listing standards. Under our insider trading policy, our directors, executive officers, and other predetermined insiders may only conduct open market sales or purchases of Coursera securities (i) with preclearance during designated open trading windows, or (ii) through use of stock trading plans adopted pursuant to Rule 10b5-1 of the Exchange Act. Our insider trading policy was filed as Exhibit 19.1 to the Annual Report.

Under our insider trading policy, covered persons, including our directors and executive officers, are prohibited from engaging in short sales, derivatives trading, hedging, monetization, or pledging transactions involving Coursera’s securities.

Stock Ownership Guidelines

In March 2024, we adopted stock ownership guidelines that apply to our non-employee directors and officers, including our named executive officers (“NEOs”) (collectively, the “Covered Persons”), designed to align their interests with the long-term interests of our stockholders. Within five years from becoming subject to the stock ownership guidelines, Covered Persons are required to own shares of our common stock with a value at least equal to the required level of stock ownership set forth below:

Position	Minimum Required Level of Stock Ownership

CEO	5x annual base salary
Other Covered Executive	1x base salary
Non-employee directors	3x cash base retainer

Shares that are credited toward compliance with our stock ownership guidelines include the following:
•Shares owned directly or beneficially by the Covered Person or their immediate family members;
•Shares held in a trust or in a 401(k) account for the benefit of the Covered Person or their immediate family members; and

•Shares owned by a partnership, limited liability company, or other entity to the extent of the Covered Person’s interest therein (or the interest therein of their immediate family members) but only if the Covered Person has or shares the power to vote or dispose of the shares.
Unexercised stock options, unvested restricted stock awards, and unvested restricted stock units (“RSUs”) do not count toward compliance with the guidelines.

If, by the applicable deadline, the Covered Person has not met the minimum ownership level specified above, then such Covered Person must retain at least 50% of the net shares of our common stock received by such person upon the vesting, settlement, or exercise of equity awards issued to such person until they comply with the stock ownership guidelines.

Our non-employee directors, CEO, and other Covered Persons (including our NEOs) are expected to be in compliance with the stock ownership guidelines when they become effective for such persons.

Board Committees

Our Audit Committee, HRC Committee, and Governance Committee are each composed solely of independent directors, in accordance with SEC and NYSE requirements. Each of our committees operate under a charter that has been approved by our Board, and which is reviewed annually by each committee. Copies of the charters for each committee are available on our website at https://investor.coursera.com under the heading “Governance—Governance Documents.” Each committee has the composition and key responsibilities described below. For a more extensive description of committee functions, please refer to the committee charters.

Audit Committee

The primary responsibilities of our Audit Committee include, but are not limited to, the following:
•Evaluate the performance, independence, and qualifications of our independent auditors and determine whether to retain our existing independent auditors or engage new independent auditors
•Pre-approve all audit services and any permissible non-audit services
•Review the adequacy and effectiveness of our internal control over financial reporting and internal audit function, and the effectiveness of the Company’s disclosure controls and procedures
•Review financial statements and reports, earnings announcements, and earnings guidance
•Oversee our cybersecurity policies and practices and internal controls regarding information security
•Review and approve related party transactions
•Review with the Board any issues that arise with respect to the quality or integrity of the Company’s financial statements, compliance with legal or regulatory requirements
•Review our major financial risk exposures, including the policies to govern the process by which risk assessment and risk management are implemented
•Conduct an annual self-evaluation of its performance with respect to its duties and responsibilities set forth in its charter.

In 2025, our Audit Committee consisted of Sabrina L. Simmons (Chair), Amanda M. Clark, and Theodore R. Mitchell. Our Board has determined that each member of our Audit Committee is financially literate in accordance with NYSE audit committee requirements. The Board has determined that Ms. Simmons is an “audit committee financial expert” within the meaning of SEC regulations. Our Board has concluded that the composition of the Audit Committee meets the requirements for independence under the rules and regulations of the NYSE and the SEC.

The Audit Committee met eight times during 2025. The Audit Committee also meets periodically with our outside auditors without management present, at such times as it deems appropriate. Our board of directors has adopted a written charter for the Audit Committee in compliance with applicable SEC rules and NYSE listing standards and which is available on our website at https://investor.coursera.com under the heading “Governance—Governance Documents.”

HRC Committee

The primary responsibilities of our HRC Committee include, but are not limited to, the following:

•Approve our executive compensation goals and objectives for our CEO and other executive officers, evaluate performance in light of such goals, and set compensation levels and terms of employment for our executive officers
•Oversee equity compensation plans and approve awards thereunder
•Oversee human capital management
•Review and recommend to the Board changes in compensation of our non-employee directors

•Approve the selection of the Company’s peer companies for the purposes of benchmarking executive compensation
•Oversee the administration and performance of duties under our compensation recoupment policy
•Oversee compliance with compensation-related disclosure requirements, including those required by the NYSE, the SEC, and the Sarbanes-Oxley Act of 2002
•Conduct an annual self-evaluation of its performance with respect to its duties and responsibilities set forth in its charter
•Consider the results of stockholder advisory votes on executive compensation and the frequency of such votes.

Governance Committee

The primary responsibilities of our Governance Committee include, but are not limited to, the following:
•Identify, review, and recommend candidates to serve on our Board
•Oversee annual self-assessment of Board and its standing committees
•Review annually our certificate of incorporation, bylaws, committee charters, codes of conduct, corporate governance principles, and insider trading policy
•Oversee our obligations and related matters in connection with our status as a public benefit corporation
•Evaluate the size and composition of our Board and its committees
•Review and oversee with the Board Chair and the CEO, the CEO succession plan, and the management development plan
•Review and make recommendations regarding stock ownership guidelines and review compliance.
Item 11. Executive Compensation
Compensation Discussion & Analysis

This Compensation Discussion and Analysis describes our executive compensation program and the material elements of compensation for our named executive officers for fiscal year 2025. It also explains how our compensation program is designed to support our strategy, align pay with performance, and create long-term value for stockholders.

The discussion in this section contains forward-looking statements that are based on our current considerations and expectations relating to our executive compensation programs and philosophy. As our business and our needs evolve, the actual amount and form of compensation and the compensation programs that we adopt may differ materially from current or planned programs as summarized in this section.

2025 Named Executive Officers

For 2025, our NEOs were:

Name	Position

Gregory M. Hart	President, Chief Executive Officer, and Director (since February 3, 2025)
Michael D. Foley	Senior Vice President, Chief Financial Officer, and Treasurer (on an interim basis beginning November 17, 2025 and on a permanent basis effective March 16, 2026)
Alan B. Cardenas	Senior Vice President, General Counsel and Secretary
Marcelo C. Modica	Senior Vice President, Chief People Officer
Jeffrey N. Maggioncalda	former President, Chief Executive Officer, and Director (until February 3, 2025)
Kenneth R. Hahn	former Senior Vice President, Chief Financial Officer, and Treasurer (until October 29, 2025)

2025 Business and Financial Highlights

The education market in which we compete requires continuous innovation and agility to remain competitive. In 2025, we took significant steps to sharpen our strategy, strengthen our leadership, and position the Company for its next phase of innovation, growth and profitability.
•Leadership Changes: Following an extensive search, effective February 3, 2025, our Board appointed Gregory M. Hart as our President and Chief Executive Officer and Class I director. Mr. Hart is a proven leader with more than 25 years of experience leading technology-driven businesses across multiple industries, including at Amazon, where he led the development and launch of Alexa and scaled Prime Video globally. We believe he is well positioned to lead Coursera in its next stage of innovation and growth.

Michael Foley joined Coursera as Senior Vice President, Chief Financial Officer and Treasurer, on an interim basis, on November 17, 2025. Mr. Foley was appointed to this role on a permanent basis effective March 16, 2026. Mr. Foley brings over 20 years of financial and operational experience across global technology and media companies, including as a strategic adviser to AI and technology companies at New Enterprise Associates, CFO of Unity Technologies and in other senior leadership, finance, and strategy roles at Branch, Google, Electronic Arts, and Microsoft.
During 2025, we also appointed additional executive leaders, including Patrick Supanc as Chief Product Officer effective June 2025, Grant Parsamyan as Chief Data Officer effective July 2025 and Anthony Salcito as Senior Vice President and General Manager, Enterprise effective October 2025.
•Simplified Business for Greater Focus and Accountability: Under our new leadership, we refined our operating model and simplified our business into two core reporting segments: Consumer and Enterprise, incorporating our former Degrees reportable segment into the Consumer segment. This refined structure provides greater clarity into our performance, enables more efficient allocation of capital, and supports faster, data-driven decision-making across the business while fostering stronger performance accountability across the organization. It is a direct reflection of our new, focused approach to creating and delivering more value to the learners and customers we serve.
•Transformational Merger: On December 17, 2025, we entered into an Agreement and Plan of Merger with Udemy, Inc. (“Udemy”) and Chess Merger Sub, a direct wholly-owned subsidiary of the Company, pursuant to which Udemy will become a wholly-owned subsidiary of Coursera. This transformational transaction is expected to unlock significant synergies, expand our capacity to invest in AI-driven platform innovation, strengthen our long-term financial profile, and accelerate value creation for our stockholders.
•2025 Financial Results: The renewed focus and discipline brought by our new leadership team is reflected in our 2025 financial performance, from top-line growth to profitability and cash generation. Our progress on financial measures in 2025 includes improved revenue growth, enhanced profitability and increased cash generation compared to 2024.

Revenue	Consumer Revenue	Adjusted EBITDA
$757.5M	$502.2M	$63.5M
up 9% Y/Y	up 10% Y/Y	8.4% Adjusted EBITDA Margin

Net Loss	Net Cash provided by operating activities	Free Cash Flow
$(51.0)M	$108.7M	$78.5M
(6.7)% Net loss margin	up 14% Y/Y	up 32% Y/Y
1.Please see Appendix A titled “Fiscal Year 2025 Performance — GAAP to non-GAAP Reconciliations” for the definitions of Adjusted EBITDA and Free Cash Flow as well as a reconciliation of these non-GAAP financial measures to their comparable GAAP measures. Non-GAAP financial measures should not be considered in isolation from, or as an alternative to, their comparable GAAP measures.

2025 Executive Compensation Highlights

We believe that our long-term success depends on attracting, motivating, and retaining talented executive leadership through compensation incentives that are closely aligned with our performance and the interests of our stockholders.

We designed our 2025 executive compensation program to directly align with our pay-for-performance philosophy. We also believe that the compensation of our NEOs should incentivize sustainable, profitable growth focused on our strategic goals and priorities.
The following are key highlights of our 2025 executive compensation program:
•Stockholder Engagement: We engaged in significant stockholder outreach in connection with the results of our say-on-pay vote in 2025. As a result of stockholder feedback, the HRC Committee took several decisive actions, including redesigning our 2025 cash bonus plan for better strategic alignment; differentiating the metrics between our PSU program and our 2025 cash bonus plan; and, beginning in 2026, doubling the performance-based component of executive equity awards from 25% to 50% of total target award value. Please see the section titled “Say-on-Pay Vote and Stockholder Engagement” below for more information regarding the feedback we received from stockholders through that engagement and the responsive actions taken in the design of our compensation program.

•Alignment of 2025 cash bonus plan performance metrics with key strategic objectives: Our HRC Committee redesigned our 2025 annual bonus program metrics to increase the emphasis on top line growth, with Consumer Revenue (weighted 50%) and Enterprise Annual Contract Value (“ACV”) (weighted 30%), while maintaining strong profitability discipline with Adjusted EBITDA target (weighted 20%). This change also differentiated the metrics of our cash bonus plan from the total revenue metric of our PSU program, creating distinct and complementary performance drivers for each incentive component.
•Focus on pay-for-performance: Our HRC Committee set challenging performance goals for each metric used under our incentive compensation programs so that what executives ultimately earn is based on strong performance measured against pre-established objectives that are key to our long-term success and, ultimately, stockholder value creation. Pay outcomes for 2025 demonstrate a clear link between performance and compensation. Annual cash incentives paid out at 106.3% of target, driven by strong performance for Consumer Revenue and Adjusted EBITDA. PSUs granted to Messrs. Cardenas, Hahn and Modica, our then continuing non-CEO NEOs, paid out at 110.7% of target based on our 2025 total revenue performance.
•New hire CEO compensation package significantly “at risk” and designed to drive stockholder value: The new hire total compensation package for Mr. Hart, our new CEO, is composed of 99% “at-risk” and variable components. As part of that total package, his new hire equity awards are composed of (1) stock options that vest over four years, which are inherently performance-based given that they have no value unless our stock price appreciates over the exercise price, (2) performance-based stock options (PBSOs) that are subject to a rigorous performance vesting condition (requiring that our stock price achieve and sustain a 150% increase over a base price of $8.54 for 60 trading days) as well as a four year time-based vesting condition, and (3) RSUs that vest over four years, providing a critical retention incentive while ensuring he maintains an ownership stake aligned with our stockholders. Please see the section titled “CEO New Hire Equity Awards” below for more information regarding the composition of Mr. Hart’s new hire equity awards. The HRC Committee structured Mr. Hart’s new hire awards with a significant emphasis on stock options to provide direct alignment with the strategic objective of increasing stockholder value through stock price appreciation. Please see the section titled “CEO New Hire Equity Awards” below for more information regarding our CEO’s awards.
•No increases to base salaries or target bonus percentages: None of our NEOs received a base salary increase, and target bonus percentages remained unchanged.

The graphic below illustrates the heavily at-risk and performance-oriented nature of our 2025 executive compensation program.

2025 Compensation for our Executive Officers(1)
Current CEO Pay Mix(2)	Other current NEOs Average Pay Mix(3)

1.Amounts in the graphics are based on the HRC Committee’s targeted economic value of the equity awards granted during 2025. Percentages may not add up to 100% due to rounding.
2.Represents pay mix for Gregory M. Hart.
3.Represents pay mix for all current NEOs as of December 31, 2025, Messrs. Cardenas and Modica, excluding Mr. Foley who was hired on an interim basis during 2025.

Say-on-Pay Vote and Stockholder Engagement

We believe that our active dialogue with stockholders plays an important role in our long-term success, and we are committed to facilitating regular engagement to strengthen alignment, understand stockholders’ priorities and concerns, and gather valuable feedback on our strategy, performance, compensation philosophy, and governance practices.

At our 2025 annual meeting of stockholders, our say-on-pay vote received the support of 60.5% of the votes cast. The Board and the HRC Committee took this vote outcome seriously and undertook extensive stockholder outreach in order to better understand this vote result and solicit stockholder feedback.

The following is a high-level summary of our proactive stockholder engagement efforts in 2025, along with the actions we undertook in response to our say-on-pay vote and direct feedback.

March - May 2025	⭢	June - August 2025

•Conducted spring shareholder outreach in advance of our 2025 annual general meeting.
•Contacted shareholders representing approximately 30% of our outstanding shares, specifically soliciting feedback on compensation program considerations.
•Discussed proposals in the proxy statement, along with compensation and governance matters.
•Considered spring shareholder feedback as part of our review of potential changes to our compensation programs in 2025 and 2026, governance, and enhanced disclosures.

⭣

Dec. 2025 - April 2026	⭠	Sept. - Nov. 2025

•Reported final stockholder views to the HRC Committee at the Q1 meeting.
•The CEO and the HRC Committee considered fall shareholder feedback as part of the HRC Committee's review of compensation, and implemented changes to compensation programs for 2026.
•Prepared enhanced compensation disclosure.

•Conducted fall shareholder outreach.
◦Contacted the top 30 shareholders representing approximately 68% of our outstanding shares and held meetings with 11 firms representing    approximately 38% of our outstanding shares (as of September 30, 2025)
◦Solicited feedback on topics including executive compensation and pay for performance, governance, dilution and other performance matters.
◦Our HRC Committee Chair, a HRC Committee member, CEO, CFO and key members of our executive leadership team participated in stockholder engagement activities
•Reported initial results of our stockholders’ views out to the HRC Committee at the Q4 meeting.

We received valuable feedback on our executive compensation program, policies, and practices during these meetings and appreciate the time our investors spent with us. We plan to continue to conduct outreach annually to address any questions or concerns stockholders may have on our executive compensation program or broader governance practices.

The table below summarizes the principal areas of feedback we received relating to executive compensation and our responses to that feedback.

What We Heard	What We Did

Pay-for-Performance Alignment: Stockholders raised concerns about a perceived disconnect between variable pay outcomes and total shareholder return. Stockholders emphasized the need to strengthen the link between pay and performance.

New hire CEO compensation significantly “at risk” and designed to drive stockholder value: The new hire compensation package for Mr. Hart, our new CEO, is composed of 99% “at-risk” and variable components. To align Mr. Hart directly with the strategic objective of increasing stockholder value through stock price appreciation, a significant portion of the award value is in stock options, which have no realizable value unless our stock price appreciates over the exercise price, and Performance-Based Stock Options (PBSOs), which vest only if our stock price achieves and sustains a 150% increase over a base price of $8.54 for 60 trading days. He also received RSUs which provide a critical retention element, promote long-term thinking, and ensure alignment with stockholder value, as their value is directly tied to our stock price. All awards are subject to a four-year time-based vesting schedule, creating a structure deliberately designed to focus our CEO on the creation of durable, long-term stockholder value.

Increased PSU weighting to 50%: To strengthen the pay-for-performance alignment of our executive equity program and in consideration of stockholder feedback, beginning in 2026, the HRC Committee increased the portion of the target award value delivered in PSUs from 25% to 50% resulting in a target mix of 50% PSUs and 50% RSUs.

Alignment of 2025 cash bonus plan with key strategic objectives: To sharpen the focus on top line growth, the HRC Committee redesigned our 2025 cash bonus plan, shifting from three equally weighted performance measures to emphasize our current growth priorities. Our 2025 annual bonus program metrics are Consumer Revenue (weighted 50%), Enterprise Annual Contract Value (“Enterprise ACV”) (weighted 30%), and Adjusted EBITDA (weighted 20%). These metrics and weighting underscore our focus on top line performance while maintaining strong profitability discipline, directly aligning the program with key drivers of sustainable stockholder value.

Overlapping metric: Stockholders raised concerns about the use of the same performance metric (total revenue) in both our PSUs and our cash bonus plan, which may result in rewarding executives twice for the same performance

Distinct, complementary performance metrics: For 2025, the HRC Committee did not use the same metrics in our cash bonus program and our PSU program, creating distinct and complementary performance drivers for each incentive component.

PSU performance period: Some stockholders indicated a preference for multi-year performance periods for PSU awards to support long-term incentive objectives, viewing our current one-year performance period as insufficient.

Retained one-year PSU performance period with four-year vesting: The evolving nature of our business and the dynamic trends shaping the global education market makes multi-year forecasting and related goal-setting highly uncertain. Accordingly, the HRC Committee determined that a one-year performance period for the 2025 PSU program remained the most appropriate structure, enabling the setting of a rigorous performance goal with a degree of precision not currently feasible over a multi-year horizon. Importantly, the long-term focus of our 2025 PSU awards is strongly reinforced by a four-year vesting schedule, which requires sustained service to realize their full value.

Dilution: Some stockholders expressed concern that the company’s burn rate and resulting stockholder dilution are too high.
Intentional equity investments to secure critical talent: Our gross equity burn rate of 10.5% was primarily driven by intentional leadership and retention investments made to strengthen critical capabilities and position the company for long-term value creation. Specifically, the HRC Committee approved equity awards in connection with the hiring of our new CEO, SVP, Chief Product Officer, SVP, Chief Data Officer, and SVP, GM Enterprise, and granted our SVP, Chief Technology Officer a retention award to mitigate continuity risk in connection with the CEO transition. Excluding these exceptional investments in our leadership, our gross burn rate would have been 4.9% in 2025. The HRC Committee understands that these necessary one-time investments create a heightened responsibility to manage dilution, and we are committed to ensuring our ongoing program reflects this discipline. For 2026, we expect our gross burn rate to be approximately 5%.

Disciplined equity management to proactively manage dilution: The HRC Committee is committed to disciplined equity management and protecting stockholder value from undue dilution. As a key control, in August 2024, the HRC Committee introduced a $10 per share floor for calculating shares for future annual refresh equity awards, which was thereafter expanded to promotion and new hire awards, including new hire executive awards beginning June 2025.

Our Compensation Philosophy

Our executive compensation program is designed to reward our executive officers in alignment with our strategic and financial performance. It provides competitive compensation to attract, retain, and motivate top talent in the highly competitive market in which we operate. We believe that competitive compensation packages consisting of a combination of base salaries, annual cash bonus opportunities, and long-term stock incentives earned over multiple years enable us to attract top talent, drive both short-term objectives and long-term performance, retain key executives, and align their interests with our performance and the long-term value we create for our stockholders.

We are committed to a compensation program that evolves alongside our business. As Coursera continues to mature as a public company and we navigate the current phase of strategic and operational transformation, our HRC Committee will continue to evaluate and refine our program to ensure it remains appropriate to our size and stage of development, responsive to stockholder feedback, and aligned with the long-term interests of stockholders. In addition, our HRC Committee expects to perform a comprehensive review of our executive compensation program in connection with our merger with Udemy.

Emphasis on At-Risk Compensation and Pay Aligned with Performance

We believe our executive compensation program is reasonable, competitive, and appropriately balances the goals of attracting, motivating, rewarding, and retaining our executive officers with the goal of aligning their interests with those of our stockholders. Consistent with our compensation philosophy, our executive compensation program emphasizes variable, at-risk and performance-based pay over fixed pay and focuses on long-term incentives. The annual compensation of our executive officers varies from year to year based on our financial and operational results and the performance of our stock price. Variable pay elements ensure that a substantial portion of our executive officers’ target total direct compensation is “at risk,” rather than fixed in nature. The actual amounts payable vary based on our performance, reinforcing the alignment between compensation and results.
Executive Compensation Best Practices

We maintain sound executive compensation policies and practices, including compensation-related corporate governance standards, consistent with our executive compensation philosophy. During 2025, we observed the following executive compensation policies and practices:

WHAT WE DO
✓    Independent Compensation Committee — Our HRC Committee, is composed solely of independent directors.
✓    Independent Compensation Committee Advisor — The HRC Committee utilizes an independent compensation consultant, which is retained directly by the HRC Committee annually and provides no other services to Coursera.
✓    Emphasize Long-Term Equity Compensation — We use time and performance-based equity awards to deliver long-term incentive compensation opportunities to our executive officers. These equity awards vest over multi-year periods, which helps serve our long-term value creation and retention objectives.
✓    Dilution Management — Implemented a $10 share price floor for equity awards, as described under the heading "Dilution" in the section titled “Say-on-Pay Vote and Stockholder Engagement” above for more information regarding Dilution Management.
✓    Pay for Performance: Annual Bonuses and PSUs — Consistent with our performance-based annual incentive program design, 100% of each executive officer’s cash bonus payment for 2025 was tied to Coursera’s performance metrics, and 25% of each executive officer's annual refresh equity grant was in the form of PSUs, which were first introduced in 2024.
✓    Annual Compensation Review — We annually review our executive compensation philosophy and strategy, including a review of the compensation peer group used for comparative purposes.
✓    Compensation-Related Risk Assessment — Each year we assess our compensation programs, policies, and practices to ensure that they reflect an appropriate level of risk-taking but do not encourage our employees to take excessive or unnecessary risks that could have a material adverse impact on the company.
✓    Double Trigger Change-in-Control Benefits — Our change in control benefits require both a change in control and a qualifying termination.
✓    Annual Say-on-Pay Vote — We proactively seek annual stockholder feedback on our executive compensation program.
✓    Succession Planning — We annually review the risks associated with our key executive positions so that we have an adequate succession strategy and plans are in place for our most critical positions.
✓    Clawback Policy — We have a compensation recoupment, or clawback, policy that requires recoupment of erroneously awarded incentive-based compensation paid to our current and former executive officers in the event of an accounting restatement.

✓    Equity Award Grant Practices — We do not schedule our equity grants in anticipation of the release of material nonpublic information (“MNPI”), nor do we release MNPI based on equity award dates or time the disclosure of MNPI for the purpose of affecting the value of executive compensation.
✓    Stock Ownership Guidelines — We have robust Stock Ownership Guidelines to encourage stock ownership among our directors and executive officers, including our NEOs.

WHAT WE DON’T DO
✗    No Guaranteed Bonuses — Our annual cash bonus plan for our executive officers is performance-based and does not provide for any guaranteed minimum payment levels.
✗    No Executive Retirement Programs — We do not offer a pension plan, or other executive retirement or nonqualified deferred compensation plans or arrangements.
✗    No Executive Perquisites — We do not provide any meaningful perquisites or other personal benefits to our executive officers.
✗    No Hedging and Pledging — Employees, including our executive officers, and non-employee directors are prohibited from hedging our securities and from pledging our securities as collateral for a loan.
✗    No Tax “Gross-Ups” or Payments — We do not provide any “gross-ups” or tax payments in connection with any compensation element.
✗    No Dividends — We do not have a practice of paying dividends and have not paid dividends or dividend equivalents on unvested equity awards.
Compensation Elements and 2025 Compensation Program

The three primary elements of our executive compensation programs are: (i) base salary, (ii) annual cash bonus opportunity, and (iii) long-term incentives in the form of equity awards. Consistent with our compensation philosophy, we emphasize at-risk, variable compensation incentives. Variable pay elements ensure that, each year, a substantial portion of our continuing executive officers’ target total compensation is contingent in nature, with the amounts ultimately payable subject to variability based on our performance in alignment with creating value for our stockholders.

Compensation Element	What This Element Rewards	Purpose and Key Features of Element

Base Salary (Cash)	Individual performance and relative contributions and responsibilities, level of experience, expected future performance, and contributions	Provides competitive level of fixed compensation determined by the market value of the position, with actual base salaries established based on the facts and circumstances of each executive officer and each individual position

Annual Cash Bonus Opportunities	Achievement of pre-established annual financial, operational, and/or strategic corporate performance objectives
Motivates executive officers to achieve our key business objectives for the year
Performance objectives are established to incentivize our executive officers to achieve or exceed performance objectives. For 2025, payouts for corporate performance objectives could range from 0% to 150% for each objective, depending on actual achievement

Equity Awards (Long-Term Incentives)	Sustained, multi-year performance and long-term value creation for stockholders Multi-year vesting retains the talent critical to executing our strategy
Encourages creation and maintenance of long-term stockholder value because the current and future economic value of these equity awards is directly related to our stock price, and the awards vest over an extended period of time
Equity awards generally vest over multiple years, provide a variable “at risk” pay opportunity, and serve to focus management on long-term value creation while also attracting, retaining, motivating, and rewarding our executive officers

Our executive officers, including our NEOs, participate in the same standard employee benefit plans available to our broader workforce. They are also eligible for post-employment payments, including severance and change-in-control protections, in limited, defined circumstances.

The following section details each element of our 2025 compensation program, including the specific pay outcomes for each of our NEOs, other than Mr. Foley.

In light of the interim nature of Mr. Foley’s role during 2025, his compensation was deliberately structured for his temporary role and consisted of a monthly cash retainer and a bonus opportunity outside of our 2025 annual cash bonus plan, with no equity awards. Please see the section titled “Leadership Transition-Related Compensation in 2025” below for more information regarding Mr. Foley’s interim compensation package for 2025.

Base Salary

We believe that a competitive base salary is a necessary element of our executive compensation program that enables us to attract and retain a stable management team. Base salaries for our executive officers are intended to be competitive with those received by other individuals in similar positions at the companies with which we compete for talent, as well as equitable across the executive team.

We establish the initial base salaries of our executive officers through arm’s-length negotiation at the time we hire the individual executive officer. Please see the section titled “Compensation-Setting Process” below for more information regarding the factors considered in determining initial base salaries. Thereafter, the HRC Committee reviews the base salaries of our executive officers annually and makes adjustments to base salaries as it determines to be necessary or appropriate. No executive officers are entitled to any automatic base salary increases, and all base salary increases are determined by the HRC Committee at its discretion.

As part of its annual review of our executive officers’ base salaries, the HRC Committee took into consideration a competitive market analysis performed by Compensia and the recommendations of our CEO (except with respect to his own base salary), as well as the other relevant factors described above. Following this review, in 2025, the HRC Committee determined that our NEO’s salaries were competitive and did not increase the salaries for any NEO.

Named Executive Officer	2025 Base Salary ($)	2024 Base Salary ($)	Year-over-Year Adjustment (%)

Gregory M. Hart(1)	590,000	—	—%
Jeffrey N. Maggioncalda	400,000	400,000	—%
Kenneth R. Hahn	450,000	450,000	—%
Alan B. Cardenas	400,000	400,000	—%
Marcelo C. Modica	400,000	400,000	—%
1.Represents Mr. Hart’s annualized base salary. Please see the table under heading "Summary Compensation Table" in the section titled "Executive Compensation Tables" above for additional information regarding the amount of his actual, pro-rated salary earned during 2025 given his start date of February 3, 2025.
Annual Cash Incentive Bonus Opportunity

Our annual cash bonus plan is designed to reward executives for achieving rigorous predetermined corporate performance targets each fiscal year.

2025 Target Cash Bonus Opportunities

The HRC Committee sets target bonus opportunities as a percentage of base salary. Consistent with our accountability-focused approach in 2025, the HRC Committee held bonus target percentages flat year-over-year for all NEOs.

Named Executive Officer	2025 Target Cash Bonus Opportunity (as a percentage of base salary) (%)	2025 Target Cash Bonus Opportunity ($)

Gregory M. Hart(1)	100.0	590,000
Jeffrey N. Maggioncalda	62.5	250,000
Kenneth R. Hahn	70.0	315,000
Alan B. Cardenas	50.0	200,000
Marcelo C. Modica	50.0	200,000
1.Represents Mr. Hart’s annualized cash bonus opportunity; his actual, pro-rated amount earned during 2025 given his start date of February 3, 2025 is described below.

Corporate Performance Measures, Targets, Results, and Bonus Decisions

The HRC Committee sets all performance measures and target levels for the annual cash bonus plan. Metrics may be based on GAAP or non-GAAP financial results, and the HRC Committee retains the ability to adjust outcomes for one-time or unbudgeted items to ensure that assessments reflect the true underlying performance of the business rather than anomalous events.

Our NEOs’ target bonus opportunities under our 2025 cash bonus plan were determined solely based on the corporate performance objectives discussed below (subject to any exercise of HRC Committee discretion, which it did not elect to exercise during 2025). For 2025, the HRC Committee updated the corporate performance metrics and the weighting of each goal compared to 2024. The prior year’s design used three equally weighted measures: total revenue, Adjusted EBITDA, and new student degree revenue. The rebalanced cash bonus plan for 2025 emphasized top line growth, while maintaining strong profitability discipline, as described below:

Corporate Performance Measure	Definition	Weighting	Rationale

Consumer Revenue	Coursera’s FY25 revenue for the consumer segment based on GAAP as disclosed in the Annual Report;

Rewards operational performance and growth in our consumer segment

Enterprise ACV(1)	Coursera’s new and renewed enterprise sales for FY25, subject to certain exclusions; and

Rewards operational performance and growth in our enterprise segment

Adjusted EBITDA(1)	Coursera’s FY25 Adjusted EBITDA as disclosed in the Annual Report.

Rewards profitability and operational discipline

1.    Please see Appendix A titled “Fiscal Year 2025 Performance — GAAP to non-GAAP Reconciliations” for the definition of Adjusted EBITDA and the reconciliation of this non-GAAP financial measure to its comparable GAAP measure. Enterprise ACV is a non-GAAP financial measure for which there is no comparable GAAP measure. Non-GAAP financial measures should not be considered in isolation from, or as an alternative to, their comparable GAAP measures.
The HRC Committee designed a rigorous framework for the 2025 cash bonus plan, setting threshold, target, and maximum performance levels for each metric that required meaningful year-over-year growth. While we do not disclose the specific financial targets for Enterprise ACV given such information is competitively sensitive, we have provided sufficient context in this section for stockholders to assess the rigor of our goals and the level of performance achieved against them in 2025. Each metric is assessed independently, and payouts for performance between the established levels are calculated on a straight-line basis.

Corporate Performance Measure	Threshold Performance Level (Achievement %)	Threshold Payment Level (% of Target Payout)	Target Performance Level (%)	Target Payment Level (%)	Maximum Performance Level (%)	Maximum Payment Level (%)

Consumer Revenue	75	50	100	100	≥125	150
Enterprise ACV	75	50	100	100	≥125	150
Adjusted EBITDA	75	50	100	100	≥125	150

In February 2026, the HRC Committee completed its assessment of 2025 performance against the targets for the 2025 cash bonus plan. For 2025, total weighted achievement was 106.3% of target driven by strong performance in Consumer Revenue and Adjusted EBITDA, offset by Enterprise ACV results that were slightly below target.
1.     In the event actual performance falls between the threshold and target levels, or between the target and maximum levels, the payment amount is determined on a linear scale within each range.
2.     Please see Appendix A titled “Fiscal Year 2025 Performance — GAAP to non-GAAP Reconciliations” for the definition of Adjusted EBITDA and the reconciliation of this non-GAAP financial measure to its comparable GAAP measure. Enterprise ACV is a non-GAAP financial measure for which there is no comparable GAAP measure. Non-GAAP financial measures should not be considered in isolation from, or as an alternative to, their comparable GAAP measures.
Accordingly, in March 2026, the HRC Committee approved bonus payments for our then current NEOs as follows under our 2025 cash bonus plan:

Named Executive Officer	2025 Target Bonus ($)	Actual Payout as a Percentage of 2025 Target Bonus (%)	Actual Annual Cash Bonus Payment ($)

Gregory M. Hart(1)	590,000	106.3	570,467
Alan B. Cardenas	200,000	106.3	212,600
Marcelo C. Modica	200,000	106.3	212,600
1.For Mr. Hart, represents his pro-rated bonus amount earned based on his February 3, 2025 hire date.
Due to the circumstances of their respective cessation of service, Messrs. Maggioncalda and Hahn were each eligible to receive as severance pay an amount tied to the amount they otherwise would have been eligible to receive under our 2025 cash bonus plan. Please see the section titled “Potential Payments upon Termination or Change in Control” below for more information regarding severance payments.

Equity Awards (Long-Term Incentive Compensation)

Long-term equity incentive awards are a critical component of our executive compensation program, designed to align the interests of our executives with those of our stockholders, drive long-term value creation, and secure the talent necessary to execute our strategy.

The composition of our equity awards continues to evolve over time, as our HRC Committee selects each vehicle to strike the appropriate balance between at-risk, performance-based pay and our attraction and retention objectives, while remaining mindful of the dilutive impact of each award type. In determining the size of the equity awards granted to our executive officers, the HRC Committee considers the recommendations of our CEO (except with respect to his own equity awards), as well as the other factors described above. The HRC Committee also considers the existing equity holdings of each executive officer, including the current economic value of their unvested equity awards and the ability of these unvested holdings to satisfy our retention objectives. In addition, the HRC Committee considers the dilutive effect of our long-term incentive compensation practices, and the overall impact that these equity awards, as well as awards to other employees, will have on stockholder value. In an effort to manage dilution, in August 2024, the HRC Committee introduced a $10 per share price floor for calculating the number of shares in all future refresh and promotion-related equity grants. This policy was subsequently expanded to apply to all new hire awards, including for executives beginning in June 2025.

CEO New Hire Equity Awards

In connection with his appointment as our CEO effective February 3, 2025, Mr. Hart was awarded one-time new hire equity awards designed to:
•provide competitive and meaningful awards to attract a CEO with the unique skills to lead our Company's next chapter, and
•grant a significant, long-term equity stake to ensure Mr. Hart is deeply invested in the success of our Company and aligned with the interests of our stockholders.

In its search for a new CEO, the Committee sought a proven leader with the unique skills to lead Coursera through its next stage of innovation and growth. Mr. Hart’s extensive experience, with more than 25 years leading technology-driven businesses, including at Amazon where he led the development of Alexa and scaled Prime Video globally, uniquely positioned him for this role. Securing a leader of his caliber required a significant, one-time equity package to induce him to join Coursera and to provide a meaningful stake in our long-term success. Accordingly, the HRC Committee approved a new-hire equity package for Mr. Hart with a total target value of $38 million. This figure represents the intended economic value of the award package at grant, while the actual value Mr. Hart may realize is entirely contingent on our future stock performance and his continued employment over a multi-year vesting period.

Mr. Hart’s new hire equity package consists of stock options, performance-based stock options (PBSOs), and RSUs. The HRC Committee structured Mr. Hart’s new hire awards with a significant emphasis on stock options to provide direct alignment with the strategic objective of increasing stockholder value through stock price appreciation.
•Stock Option (42% of target value). Stock options are inherently performance-based as they only have realizable value if our stock price appreciates over the exercise price. Mr. Hart's time-based stock option award consists of 3,746,342 shares, with an exercise price of $7.81 per share, the closing price of our stock on the grant date. The options vest over four years, with 25% vesting on the first anniversary of the grant date and the remainder vesting quarterly thereafter, subject to Mr. Hart’s continued service through each vesting date.
•Performance-Based Stock Options (PBSOs) (16% of target value). The PBSOs are entirely at-risk, and are designed to reward the delivery of ambitious and sustained stock price growth, creating powerful alignment between Mr. Hart's compensation and stockholder value. Mr. Hart’s PBSO award consists of 1,404,879 PBSOs with an exercise price of $7.81, the closing price of our stock on the grant date. The award is eligible to vest only if our stock price increases by 150% over the average of a 60-trading day period over a base stock price of $8.54. In addition to this rigorous performance-based vesting condition, the PBSOs are subject to time-based vesting over four years, with 25% vesting on the first anniversary of the grant date, and the remainder vesting quarterly thereafter, subject to Mr. Hart’s continued service through each vesting date.
•RSUs (42% of target value). Mr. Hart’s RSU award consists of 1,873,171 RSUs that vest over four years, requiring sustained service to realize their full value. 25% of the RSUs vest on the first anniversary of the grant date, and the remainder vesting quarterly thereafter, subject to his continued service through each vesting date. The RSUs provide a critical retention element while ensuring alignment with stockholder value, as their value is directly tied to our stock price.

In light of the significant new hire equity awards granted to Mr. Hart, the HRC Committee determined it was appropriate not to grant Mr. Hart any equity awards in connection with our annual equity refresh cycle in March 2026.

Equity Awards to non-CEO NEOs

In 2025, the HRC Committee granted equity awards to Messrs. Hahn, Cardenas and Modica with a value mix of 75% RSUs and 25% PSUs, consistent with the prior year. The HRC Committee determined the total target value of each NEO’s awards based on competitive market data, individual performance, and internal pay equity. To calculate the final number of shares granted, the HRC Committee applied the $10 per share floor, a key governance control designed to manage stockholder dilution. The table below summarizes our RSU and PSU grants to our NEOs during 2025:

Named Executive Officer	Number of RSUs (#)	Target Number of PSUs (#)

Kenneth R. Hahn(1)	247,500	82,500
Alan B. Cardenas	112,500	37,500
Marcelo C. Modica	112,500	37,500

1.The equity awards were granted to Mr. Hahn in March 2025 while he was serving as our Chief Financial Officer.

RSU Awards. The RSUs granted to Messrs. Hahn, Modica and Cardenas vest in equal quarterly installments over 16 quarters, beginning February 15, 2025, subject to continued service through each vesting date.

PSU Awards

The performance metric for our 2025 PSU awards was 2025 total revenue. The HRC Committee believed that the total revenue metric would incentivize management to pursue top line revenue growth across our Consumer and Enterprise segments. Given the current evolving nature of our business and the dynamic nature of the global education market, the HRC Committee determined that a one-year performance period for the 2025 PSU program was appropriate to enable the setting of a rigorous performance revenue goal with a degree of precision not currently feasible over a multi-year horizon.

To further drive stockholder alignment and retention, any earned PSUs are subject to a four-year service-based vesting condition after achievement of the underlying performance metric. After the end of the one-year performance period, the HRC Committee determines and certifies the achievement of the metric against the goals, upon which 25% of shares earned (if any) vest, subject to the executive remaining in service through the issuance date. The remaining 75% of the PSUs then vest on a service-based schedule, in twelve equal quarterly installments over the following three years, subject to the NEO’s continued service through each applicable vesting date, tying final delivery of value to sustained tenure and long-term commitment to the Company.

The 2025 PSU revenue goal, actual performance and shares earned by our NEOs are set forth below.

Named Executive Officer	2025 Target PSUs (#)	PSUs Earned as a Percentage of Target (%)	2025 Earned PSUs(1) (#)

Kenneth R. Hahn	82,500	110.66	91,295
Alan B. Cardenas	37,500	110.66	41,498
Marcelo C. Modica	37,500	110.66	41,498
1. 25% of the earned PSUs vested in February 2026, with the remaining units eligible to vest in 12 substantially equal quarterly installments thereafter, subject to continued service through each applicable vesting date.
For our 2026 equity program, the HRC Committee increased the proportion of performance-based equity by doubling the weighting of PSUs from 25% to 50% of the total award value. This change strengthens the link between pay and performance, with half of the grant value now directly contingent on achieving pre-determined performance goals.

Leadership Transition-Related Compensation in 2025

2025 was a year of profound leadership renewal at Coursera. We appointed a new Chief Executive Officer and an interim Chief Financial Officer, while managing the departures of our prior CEO and CFO with care and discipline. Each transition was handled in a manner designed to protect operational continuity, preserve institutional knowledge, and position the Company for its next phase of growth. The compensation arrangements described in this section reflect those priorities: competitive packages structured to attract proven leaders capable of executing our transformation, and separation arrangements designed to facilitate smooth handovers in the interests of the Company and our stockholders.

Employment Agreement for Mr. Hart

The Board appointed Mr. Hart as President and CEO effective February 3, 2025. The HRC Committee designed a compensation package for Mr. Hart that was reflective of his experience and the demands of the role. Mr. Hart's new hire package consists of an annual base salary of $590,000, a target cash bonus opportunity of 100% of base salary, and equity awards composed of RSUs, time-based stock options, and performance-based stock options, a structure significantly weighted toward at-risk, performance-driven pay. Please see the section titled “CEO New Hire Equity Awards” above for more information regarding Mr. Hart’s new hire equity awards. Mr. Hart is also eligible to participate in our Executive Severance Plan. Please see the section titled “Potential Payments upon Termination or Change in Control” below for more information regarding Mr. Hart’s eligibility to participate in our Executive Severance Plan.

Departure of Mr. Maggioncalda

We separated from Mr. Maggioncalda, our former President and CEO, effective February 3, 2025. To facilitate a smooth leadership transition, Mr. Maggioncalda remained with the Company in a strategic advisor capacity through August 15, 2025. Due to the circumstances of his cessation of service, Mr. Maggioncalda was entitled to severance benefits for a termination without “cause” under his offer letter. In February 2025, we entered into a separation agreement with Mr. Maggioncalda, which provided for separation benefits consistent with his offer letter. Please see the section titled “Potential Payments upon Termination or Change in Control” below for more information regarding the full terms of Mr. Maggioncalda’s separation agreement.

Departure of Mr. Hahn

To preserve near-term leadership continuity and stability during our CEO transition, including in light of executive turnover in 2024, we entered into a retention agreement with Mr. Hahn, our CFO, in January 2025. The HRC Committee believed that retaining Mr. Hahn for at least a six month period after the hiring of our new CEO was critical and agreed to provide Mr. Hahn with certain retention benefits provided he remained employed through a defined retention period ending no later than November 15, 2025. As contemplated in the retention agreement, we entered into a separation and advisory agreement with Mr. Hahn upon his departure from the Company on October 29, 2025 to facilitate the orderly transition of his responsibilities to his successor. Please see the section titled “Potential Payments upon Termination or Change in Control” below for more information regarding the terms of these arrangements.

Employment of Mr. Foley

The HRC Committee appointed Mr. Foley as interim CFO effective November 17, 2025. Reflecting the interim nature of the role, Mr. Foley’s compensation was deliberately structured for his temporary role and consisted of a monthly retainer of $166,667 and a performance-contingent cash bonus opportunity of up to $200,000 outside of our 2025 cash bonus plan, with no equity awards. Following strong performance in the interim role, Mr. Foley was appointed as our CFO on a permanent basis effective March 16, 2026, at which time his interim compensation package was superseded by a new compensation package aligned with his permanent role and our compensation program and philosophy.

Other Compensation Policies

Company Benefits

Coursera’s benefits are an important tool in our ability to attract and retain outstanding employees. As a business matter, we weigh the benefits we need to offer to remain competitive and attract and retain talented employees against the cost of the benefits. Benefits levels are reviewed periodically to ensure they are cost-effective, and competitive and support the overall needs of our Company employees. This section describes the benefits that Coursera provides to our executive officers, including our NEOs.

Company-Sponsored Retirement Plan

The Coursera 401(k) Plan (the “401(k) Plan”) is a tax-qualified defined contribution plan that is designed to comply with the Employee Retirement Income Security Act of 1974, as well as federal and state legal requirements. The 401(k) Plan provides retirement benefits to eligible Coursera employees. Eligible employees, including Coursera’s executive officers, may elect to contribute to the 401(k) Plan through salary reduction up to the yearly maximum tax-deductible deferral allowed pursuant to applicable tax regulations. All participants’ interests in their deferrals are 100% vested when contributed under the plan. We provide a dollar-for-dollar Company matching contribution equal to up to 3% of a participant’s semi-monthly salary, up to a maximum of $2,500 annually. Contributions are allocated to each participant’s individual account under the 401(k) Plan and are invested in selected investment alternatives according to the participant’s directions.

We do not provide employees, including our executive officers, any other retirement benefits, including but not limited to tax-qualified defined benefit plans (pension plans), supplemental executive retirement plans, or nonqualified defined contribution plans.

Health and Welfare Benefits

We provide health and welfare benefits to our executive officers on the same basis as all of our full-time employees. These benefits generally include health, dental, vision benefits, health and dependent care flexible spending accounts, short-term and long-term disability insurance, accidental death and dismemberment insurance, and basic life insurance coverage. We also provide well-being reimbursements, vacation and other paid holidays to all employees, including our executive officers.

Perquisites and Other Personal Benefits

We do not provide meaningful perquisites or other personal benefits to our executive officers.

Employee Stock Purchase Plan

We maintain our 2021 Employee Stock Purchase Plan, which is a tax-qualified employee stock purchase plan that offers all eligible employees, including our executive officers, the opportunity to acquire an ownership interest in Coursera by purchasing shares of our common stock at a discount.

Employment Arrangements with our Named Executive Officers

We have extended and entered into written employment offer letters with each of our executive officers. Each of these arrangements was approved on our behalf by our Board or the HRC Committee, as applicable. We believe that these arrangements were appropriate to induce these individuals to forego other employment opportunities or leave their current employer for the uncertainty of a demanding position in a new and unfamiliar organization. At the same time, in formulating these compensation packages, we were sensitive to the need to integrate these individuals into the executive compensation structure, balancing both competitive and internal equity considerations. Each of these employment arrangements provides for “at will” employment and sets forth the initial compensation arrangements for the executive officer.

Post-Employment Compensation

We believe that having in place reasonable and competitive post-employment compensation arrangements, including in the event of a change in control of Coursera, are essential to attracting and retaining highly qualified executive officers. We maintain a severance plan for certain eligible executives, including our NEOs (our “Executive Severance Plan”), pursuant to which they may become eligible to receive severance and change in control benefits in certain situations.

We believe that our Executive Severance Plan serves several key objectives by (i) incentivizing our executive officers to remain employed and focused on their responsibilities during the threat or negotiation of a change-in-control transaction, which preserves our value and the potential benefit to be received by our stockholders in the transaction, (ii) creating an equitable program based on the executive’s level of responsibility and tenure, and (iii) reducing administrative costs by eliminating the need to negotiate separation payments and benefits on a case-by-case basis. Please see the section titled “Potential Payments upon Termination or Change in Control” below for more information regarding the material terms and conditions of our severance arrangements, as well as the post-employment compensation arrangements with our NEOs.

Compensation Recovery Policy

We maintain a Senior Executive Compensation Recoupment Policy (“the clawback policy”) that is designed to comply with the listing standards of the NYSE and Exchange Act Rule 10D-1. Under our clawback policy, we will recover erroneously awarded incentive compensation paid to current and former executive officers in the event of an accounting restatement due to material noncompliance with financial reporting requirements. The clawback policy applies to compensation that is granted, earned, or vested based in whole or in part upon the attainment of a financial reporting measure and provides for the reimbursement or forfeiture by the executive officer of the excess portion of the compensation received by the executive officers during the three preceding fiscal years.

Insider Trading, Derivatives Trading, Hedging, and Pledging Policies

Our NEOs are subject to our insider trading, derivatives trading, hedging, and pledging policies. Please see the section titled “Corporate Governance Documents—Insider Trading, Derivatives Trading, Hedging and Pledging Policies” for more information regarding such policies.

Compensation-Setting Process

Role of the HRC Committee

Our HRC Committee, which is composed entirely of independent directors, is the governing body responsible for setting our executive compensation philosophy and approving all compensation decisions for our executive officers and non-employee Board members. To ensure those decisions are well-informed and rigorous, the HRC Committee retains independent outside counsel and compensation advisors. Its full charter, reviewed and updated regularly, is available on our website at https://investor.coursera.com/ under “Governance—Governance Documents.”

While the HRC Committee draws on input from its independent compensation consultant, legal counsel, and members of senior management, including our CEO, CFO, and Chief People Officer, compensation decisions rest with the HRC Committee. No executive sets his or her own pay. The HRC Committee met seven times in 2025 and regularly reports to the full Board on compensation matters.

Each year, the HRC Committee conducts a structured review of the full compensation program to confirm that it is coherent, aligned with our strategy and values, appropriately incentivizing over both the short and long term, and competitive with the companies against which we compete for talent in connection with the design and approval of the next fiscal year’s program.

To stay current on how leading technology companies structure and deliver pay, the HRC Committee regularly reviews market trends and evolving compensation practices. In designing our program, it also considers the tax efficiency of our compensation structure — how our choices affect both the Company’s financial condition and the after-tax value of compensation to our executives. Critically, no single factor carries a fixed formula or predetermined weight; the HRC Committee exercises genuine judgment in every decision.

As part of its annual review, the HRC Committee formally evaluates the performance of our CEO, assessing his contribution against our strategic priorities, and uses that evaluation to inform all elements of his compensation. Our CEO has no role in, and is excluded from, any discussions regarding his own pay.

Role of our CEO

Our CEO plays an important but clearly bounded role in compensation decisions. He works with the HRC Committee to help structure pay for the executives who report to him, bringing first-hand knowledge of individual performance and contribution, but makes no decisions about his own compensation and is excluded from all deliberations concerning his pay.

At the start of each year, our CEO assesses the performance of each executive who reports to him and brings those evaluations, along with compensation recommendations, to the HRC Committee. The HRC Committee then applies its own independent judgment, weighing the CEO's input alongside competitive market data and the other factors described below, before making all final decisions on pay.

Role of Compensation Consultant

To support rigorous, well-informed decision-making, the HRC Committee retains its own independent advisors, including legal counsel and a compensation consultant, who report directly to the HRC Committee, not to management. The HRC Committee controls all aspects of these engagements.

For 2025, the HRC Committee retained Compensia, a national independent compensation consulting firm specializing in executive pay, to provide independent analysis and advice. Compensia's work covered:
•reviewed and recommended updates to our compensation peer group;
•provided advice with respect to compensation best practices, peer benchmarking and market trends for our executive officers and Board members;
•analyzed levels of overall compensation and each element of compensation for our executive officers;
•analyzed levels of overall compensation and each element of compensation for our Board members;
•conducted an executive compensation risk analysis;
•conducted an analysis of our CEO pay ratio and pay versus performance disclosures for this Amendment;
•reviewed this Compensation Discussion and Analysis in this Amendment; and
•provided ad hoc advice and support throughout the year.
A representative of Compensia attends meetings of the HRC Committee as requested and may also communicate with the HRC Committee outside of meetings. Compensia reports solely to the HRC Committee, although Compensia may meet with members of management, including our CEO and members of our executive compensation staff, for purposes of gathering information on proposals that management may make to the HRC Committee and providing them with market data to assist them in developing their proposals. Throughout 2025, Compensia met with various members of management to collect data and discuss management’s executive compensation proposals.

The HRC Committee may replace its compensation consultant or hire additional advisors at any time. Compensia has not provided any other services to Coursera and has not received any compensation other than with respect to the services for the benefit of the HRC Committee.

The HRC Committee has assessed Compensia's independence under the standards set by Exchange Act Rule 10C-1 and NYSE listing requirements, and has confirmed that Compensia is fully independent and that its work raises no conflict of interest.

Competitive Positioning

When considering executive compensation decisions, the HRC Committee believes it is important to be informed as to current compensation practices of comparable publicly held companies, to ensure informed decision-making, and to establish a compensation program that is competitive and appropriate for a company like ours. .

The HRC Committee reviews our peer group and the target criteria for selecting such peer group at least annually and makes adjustments as it believes are necessary or appropriate, taking into account changes in both our business and the businesses of the companies in the compensation peer group. The HRC Committee uses the target criteria as a guide in considering the similarity of a company in terms of industry and financial characteristics but does not strictly adhere to such criteria in selecting the peer group, and may take into account other considerations including companies against which we may compete in hiring key talent.

In consultation with Compensia, our HRC Committee approved the following target criteria for determining the composition of our peer group for 2025:
•Company status/location: Public companies, primarily headquartered in the U.S.
•Industry: application software, systems software, education services, with a focus on software-as-a-service (SaaS) companies;
•Revenue: ~0.5 to ~2.0 times of Coursera’s revenue over the prior four quarters (~$263M to ~$1.3B at the time of the HRC Committee’s review); and
•Market Cap: 30-day average market cap between ~0.25 to ~4.0 times Coursera’s size (~$296M to ~$4.7B at the time of the HRC Committee’s review).

Based on these criteria, and with the recommendation of Compensia, our HRC Committee selected the following peer group, consisting of 21 educational services and software companies, for 2025 executive compensation benchmarking:

Compensation Peer Group
Alarm.com Holdings, Inc.	Elastic N.V.	Instructure Holdings, Inc.	Stride, Inc.
AppFolio, Inc.	Everbridge, Inc.	PagerDuty, Inc.	Udemy, Inc.
Appian Corporation	Fastly, Inc.	PowerSchool Holdings, Inc.	Upwork, Inc.
BlackLine, Inc.	Five9, Inc.	Qualys, Inc.	Yext, Inc.
Box, Inc.	iLearningEngines, Inc.	Smartsheet Inc.	ZipRecruiter, Inc.
Chegg, Inc.

The HRC Committee updated our compensation peer group compared to the prior year as follows:

•Removed Alteryx, Inc., Momentive Global Inc. and New Relic, Inc. due to their acquisition;
•Removed 2U, Inc. given it no longer met our peer selection criteria; and
•Added iLearningEngines, Inc., PagerDuty, Inc., Upwork Inc., Yext, Inc. and ZipRecruiter, Inc. due to their alignment with our selection criteria.

This compensation peer group was used by the HRC Committee in connection with its annual review of our executive compensation program for 2025. Specifically, the HRC Committee reviewed the compensation data drawn from the compensation peer group, in combination with industry-specific compensation survey data from Radford Aon to build a well-grounded picture of the “competitive market” with respect to current executive compensation levels and related policies and practices. The HRC Committee then evaluated how our pay practices and the compensation levels of our executive officers compared to the competitive market. As part of this evaluation, the HRC Committee also reviewed the performance measures and performance goals generally used within the competitive market to reward performance.

Factors Considered in Setting Compensation

Market data is a useful reference point as it confirms our program is competitive and helps validate that individual pay levels are reasonable. But it is the starting point for the HRC Committee's deliberations, not the end point. The HRC Committee also weighs:
•the recommendations of our CEO (except with respect to his own compensation);
•our overall corporate growth and other elements of financial performance;
•our overall corporate achievements against one or more short-term performance objectives;
•the individual performance of each executive officer;
•the expected future contribution of the individual executive officers;
•historical compensation awards of the individual executive officers; and
•internal pay equity between our executive officers.

No single factor carries a fixed weight. The HRC Committee applies collective experience and judgment, drawing on its deep knowledge of our business, our people, and the competitive landscape, to reach decisions it believes are fair, rigorous, and in the best long-term interests of our stockholders.

Tax and Accounting Considerations

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended, (the “Code”) generally places a $1 million limit on the amount of compensation a public company can deduct in any one year for certain current and former executive officers. While our HRC Committee considers tax deductibility as one factor in determining executive compensation, our HRC Committee also looks at other factors in making its decisions, as noted above, and retains the flexibility to award compensation that it determines to be consistent with the goals of our executive compensation program, even if the awards are not deductible by us for tax purposes.

Taxation of Nonqualified Deferred Compensation

Section 409A of the Code requires that amounts that qualify as “nonqualified deferred compensation” satisfy requirements with respect to the timing of deferral elections, timing of payments, and certain other matters. Generally, the HRC Committee intends to administer our executive compensation program and design individual compensation components, as well as the compensation plans and arrangements for our employees, so that they are either exempt from, or satisfy the requirements of, Section 409A of the Code. From time to time, we may be required to amend some of our compensation plans and arrangements to ensure that they are either exempt from, or compliant with, Section 409A of the Code.

Taxation of “Excess Parachute Payments”

Sections 280G and 4999 of the Code provide that executive officers and directors who hold significant equity interests and certain other service providers may be subject to additional taxes if they receive payments or benefits in connection with a change in control of Coursera that exceed certain prescribed limits, and that we (or a successor) may forfeit a deduction on the amounts subject to this additional tax. We did not provide any executive officer with a “gross-up” or other reimbursement payment for any tax liability owed as a result of the application of Sections 280G or 4999 of the Code during 2025, and we have not agreed and are not otherwise obligated to provide any executive officers with such a “gross-up” or other reimbursement payment.

Accounting for Stock-Based Compensation

The HRC Committee considers accounting implications when designing compensation plans and arrangements for our executive officers and other employees. Chief among these is ASC 718, the standard that governs the accounting treatment of stock-based compensation awards.

ASC 718 requires us to recognize in our financial statements all share-based payment awards to employees, including grants of options to purchase shares of our common stock, RSUs, and awards for shares of our common stock to our executive officers, based on their fair values. The application of ASC 718 involves judgment in the determination of inputs into the Black-Scholes-Merton valuation model that we use to determine the fair value of stock options. These inputs are based upon assumptions as to the volatility of the underlying stock, risk-free interest rates, and the expected life (term) of the stock options. As required under GAAP, we review our valuation assumptions at each grant date, and, as a result, our valuation assumptions used to value stock options granted in future periods may vary from the valuation assumptions we have used previously. For performance-based equity awards, we also must apply judgment in determining the periods when, and if, the related performance targets become probable of being met.

ASC 718 also requires us to recognize the compensation cost of our stock-based payment awards in our income statement over the period that an employee, including our executive officers, is required to render service in exchange for the award (which, generally, will correspond to the award’s vesting schedule).

Human Resources and Compensation Committee Report

The HRC Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Amendment. Based upon its review and those discussions, the HRC Committee recommended to our Board that the Compensation Discussion and Analysis be included in this Amendment.

Human Resources and Compensation Committee

Carmen Chang (Chair)
Amanda M. Clark
Susan W. Muigai
Scott D. Sandell
Compensation Committee Interlocks and Insider Participation

The members of our HRC Committee during 2025 were Carmen Chang, Amanda M. Clark, Susan W. Muigai, and Scott D. Sandell, none of whom have ever been an executive officer or employee of ours. None of our executive officers currently serve, or have served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of our Board or HRC Committee.

Additional Executive Compensation Information

Executive Compensation Tables

Summary Compensation Table

The following table sets forth information concerning the total compensation of our NEOs for the year ended December 31, 2025, and where applicable, the years ended December 31, 2024 and December 31, 2023.

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Stock Awards(2) ($)		Option Awards(3) ($)		Non-Equity Incentive Plan Compensation(4) ($)	All Other Compensation(5) ($)		Total ($)

Gregory M. Hart President, Chief Executive Officer and Director	2025	540,833	—	14,629,466		23,644,105		570,467	2,500		39,387,371
Jeffrey N. Maggioncalda Former President, Chief Executive Officer, and Director	2025	35,000	—	3,560,039	(6)	485,383	(7)	—	650,000	(8)	4,730,422
	2024	400,000	—	—		—		260,000	—		660,000
	2023	400,000	—	—		—		206,500	—		606,500
Michael D. Foley Senior Vice President, Chief Financial Officer, and Treasurer	2025	250,000	—	—		—		—	2,500		252,500
Kenneth R. Hahn Former Senior Vice President, Chief Financial Officer, and Treasurer	2025	371,875	—	4,667,788	(9)	429,892	(10)	—	719,738	(11)	6,189,293
	2024	446,833	—	8,417,358		—		327,600	2,500		9,194,291
	2023	427,500	—	—		—		249,204	2,500		679,204
Alan B. Cardenas Senior Vice President, General Counsel and Secretary	2025	400,000	—	1,068,000		—		212,600	2,500		1,683,100
	2024	396,667	—	1,262,617		—		208,000	2,500		1,869,784
	2023	360,383	—	854,735		995,601		127,633	2,500		2,340,852
Marcelo C. Modica Senior Vice President, and Chief People Officer	2025	400,000	—	1,068,000		—		212,600	2,500		1,683,100
	2024	148,485	100,000	2,392,773		2,688,729		76,721	—		5,406,708
1.Mr. Hart joined the Company as our President, Chief Executive Officer and Director on February 3, 2025; Mr. Maggioncalda ceased serving as our President, Chief Executive Officer, and Director on February 3, 2025; Mr. Hahn ceased serving as an executive officer effective October 29, 2025 and transitioned to a strategic advisor role. Compensation information provided only for years in which the executive was designated as a NEO.
2.Amounts in the “Stock Awards” column represent the aggregate grant date fair value of awards, comprising RSUs and PSUs, granted to each NEO under our equity incentive plans, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation—Stock Compensation (“ASC 718”), and do not represent the actual economic value that may be realized by the NEO upon vesting or settlement of such awards. Please see Notes 2 and 11 to our financial statements in our Annual Report for more information regarding the accounting for and assumptions we used to calculate the grant date fair values for our stock awards. The grant date fair value of the PSUs was computed based on the probable outcome, which was determined to be equal to the performance target, or 100%. If the PSUs were instead valued based on the maximum outcome of the performance target (i.e., based on the maximum level of performance), the total incremental fair value of the PSU awards reported in this column for 2025 would be $293,700 for Mr. Hahn, and $133,500 for each of Messrs. Cardenas and Modica.
3.Amounts in the “Option Awards” column represent the aggregate grant date fair value of option awards granted to each NEO under our equity incentive plans, computed in accordance with ASC 718, including the grant date fair value of the PBSOs that was estimated using a Monte Carlo simulation model, and do not represent the actual value that may be realized by the NEO upon vesting, exercise or settlement of such awards. Please see Notes 2 and 11 to our financial statements in our Annual Report for more information regarding the accounting for and assumptions we used to calculate the grant date fair values for our stock awards.
4.Amounts represent the applicable NEO’s total annual incentive-based cash bonus. Please see the section titled “Annual Cash Incentive Bonus Opportunity” above for more information regarding the bonus payments for the year ended December 31, 2025.
5.All other compensation in 2025 for all NEOs, other than Messrs. Maggioncalda and Hahn, consisted solely of matching contributions in the amount of $2,500 under the Coursera 401(k) Plan.
6.Represents the stock-based compensation expense recognized with respect to the continued vesting of Mr. Maggioncalda's outstanding RSUs during the Maggioncalda Advisory Period (as defined below). Mr. Maggioncalda was not granted stock awards in 2025.
7.Represents the stock-based compensation expense recognized with respect to (i) the continued vesting of Mr. Maggioncalda's outstanding options during the Maggioncalda Advisory Period (as defined below), and (ii) the extension of his post-termination option exercise period through the earlier of 18 months from his employment termination date and the expiration date of such options. Mr. Maggioncalda was not granted option awards in 2025.

8.Represents the aggregate of (i) 12 months base salary of $400,000, and (ii) his target bonus for fiscal year 2025 of $250,000, in each case, less applicable withholdings and deductions, pursuant to Mr. Maggioncalda's separation agreement. Please see the section titled “Potential Payments upon Termination or Change in Control” below for more information regarding the terms of Mr. Maggioncalda’s separation agreement.
9.Includes $2,318,188 in stock-based compensation expense recognized with respect to the continued vesting of Mr. Hahn's outstanding RSUs and PSUs during the Hahn Advisory Period (as defined below). Not reflected in this figure is the reversal of stock-based compensation expense of ($397,459) for the cancellation of 103,030 PSUs that would not vest during the Hahn Advisory Period.
10.Represents stock-based compensation expense recognized with respect to (i) the continued vesting of Mr. Hahn's outstanding options during the Hahn Advisory Period, and (ii) the extension of his post-termination option exercise period through the earlier of 24 months from his employment termination date and the expiration date of such options. Mr. Hahn was not awarded option awards in 2025.
11.Represents the aggregate of (i) 12 months of base salary of $450,000, (ii) a prorated portion of his target annual bonus for fiscal year 2025 of $260,481, and (iii) COBRA premiums of $6,757 in 2025, pursuant to Mr. Hahn's retention agreement, as well as (iv) matching contributions of $2,500 under the Coursera 401(k) Plan. Please see the section titled “Potential Payments upon Termination or Change in Control” below for more information regarding the terms of Mr. Hahn’s transition arrangements.

Grants of Plan-Based Awards

The following table presents information regarding grants of plan-based awards to our NEOs during 2025:

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards(3) ($)
Name	Type of Award	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Gregory M. Hart(4)	Cash	—	295,000	590,000	885,000	—	—	—	—	—	—	—
	RSU	2/3/2025	—	—	—	—	—	—	1,873,171	—	—	14,629,466
	Options	2/3/2025	—	—	—	—	—	—	—	3,746,342	7.81	16,746,149
	Options	2/3/2025	—	—	—	—	1,404,879	—	—	—	7.81	6,897,956
Jeffrey N. Maggioncalda	Cash	—	125,000	250,000	375,000	—	—	—	—	—	—	—
	RSU	1/29/2025	—	—	—	—	—	—	553,545	—	—	3,560,039	(5)
	Options	1/29/2025	—	—	—	—	—	—	—	2,855,176	—	485,383	(6)
Kenneth R. Hahn	Cash	—	157,500	315,000	472,500	—	—	—	—	—	—	—
	RSU	3/20/2025	—	—	—	—	—	—	247,500	—	—	1,762,200
	PSU	3/20/2025	—	—	—	41,250	82,500	123,750	—	—	—	587,400
	RSU	10/30/2025	—	—	—	—	—	—	332,302	—	—	2,248,053	(7)
	PSU	10/30/2025	—	—	—	—	—	—	64,889	—	—	70,135	(8)
	Options	10/30/2025	—	—	—	—	—	—	—	876,367	—	429,892	(9)
Alan B. Cardenas	Cash	—	100,000	200,000	300,000	—	—	—	—	—	—	—
	RSU	3/20/2025	—	—	—	—	—	—	112,500	—	—	801,000
	PSU	3/20/2025	—	—	—	18,750	37,500	56,250	—	—	—	267,000
Marcelo C. Modica	Cash	—	100,000	200,000	300,000	—	—	—	—	—	—	—
	RSU	3/20/2025	—	—	—	—	—	—	112,500	—	—	801,000
	PSU	3/20/2025	—	—	—	18,750	37,500	56,250	—	—	—	267,000
1.Amounts represent annual cash bonus opportunities granted under our 2025 annual cash bonus plan described above in the section “Annual Cash Bonus Opportunity.” These amounts do not necessarily correspond to the actual bonus payout amounts received by the individuals.
2.Amounts represent awards under our 2025 PSU program and an award of PBSOs to Mr. Hart. Please see the section titled “Equity Awards (Long-Term Incentive Compensation)” for more information regarding our 2025 PSU program and the section titled “CEO New Hire Equity Awards" above for more information regarding Mr. Hart’s award of PBSOs.
3.Represents the grant date fair value of stock awards and option awards granted during 2025, calculated in accordance with ASC 718, including the grant date fair value of the PBSOs granted to Mr. Hart that was estimated using a Monte Carlo simulation model, and does not represent the actual economic value that may be realized by the NEO upon vesting, exercise or settlement of such awards. Please see Notes 2 and 11 to our financial statements in our Annual Report for more information regarding the assumptions used in the calculations of these amounts.
4.Mr. Hart earned a pro-rated cash bonus payout for 2025 under our 2025 annual cash bonus plan and received a new hire grant consisting of RSUs, stock options and PBSOs.

5.Represents the aggregate stock-based compensation expense recognized with respect to the continued vesting of Mr. Maggioncalda’s outstanding RSUs during the Maggioncalda Advisory Period (as defined below) with the following grant dates: 41,625 RSUs granted on 11/18/2020, 14,132 RSUs granted on 11/30/2021, and 497,788 RSUs granted on 9/30/2022.
6.Represents the aggregate stock-based compensation expense recognized with respect to (i) the continued vesting of Mr. Maggioncalda’s outstanding options during the Maggioncalda Advisory Period (as defined below), and (ii) the extension of his post-termination option exercise period through the earlier of 18 months from his employment termination date and the expiration date of such options for the following stock option awards: 2,023,279 options granted on 7/13/2017, 700,000 options granted on 11/18/2020, and 131,897 options granted on 11/30/2021.
7.Represents the aggregate stock-based compensation expense recognized with respect to the continued vesting of Mr. Hahn’s outstanding RSUs during the Hahn Advisory Period (as defined below) with the following grant dates: 5,653 RSUs granted on 11/30/2021, 154,868 RSUs granted on 9/30/2022, 109,906 RSUs granted on 3/18/2024, and 61,875 shares granted on 3/20/2025.
8.Represents the aggregate stock-based compensation expense recognized with respect to the continued vesting of Mr. Hahn’s outstanding PSUs during the Hahn Advisory Period (as defined below) with the following grant dates: 30,719 PSUs granted on 3/18/2024 and 34,170 PSUs granted on 3/20/2025.
9.Represents the aggregate stock-based compensation expense recognized with respect to (i) the continued vesting of Mr. Hahn’s outstanding options during the Hahn Advisory Period (as defined below), and (ii) the extension of his post-termination option exercise period through the earlier of 24 months from his employment termination date and the expiration date of such options for the following stock option awards: 785,923 options granted on 5/19/2020 and 90,444 options granted on 11/30/2021.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by our NEOs as of December 31, 2025:

		Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable(1) (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(1) (#)	Market Value of Shares or Units of Stock that Have not Vested(2) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(2) ($)

Gregory M. Hart	2/3/2025(3)	—		—	1,404,879	7.81	2/3/2035	—	—	—	—
	2/3/2025(4)	—		3,746,342	—	7.81	2/3/2035	—	—	—	—
	2/3/2025(5)	—		—	—	—	—	1,873,171	13,786,539	—	—
Jeffrey N. Maggioncalda	7/13/2017(6)	107,727	(7)	—	—	2.56	8/3/2026	—	—	—	—
	11/18/2020(6)	700,000		—	—	15.17	8/3/2026	—	—	—	—
	11/30/2021(8)	131,897		—	—	29.99	8/3/2026	—	—	—	—
Kenneth R. Hahn	5/19/2020(6)	785,923		—	—	6.06	10/29/2027	—	—	—	—
	11/30/2021(8)	86,675		3,769	—	29.99	10/29/2027	—	—	—	—
	11/30/2021(9)	—		—	—	—	—	2,827	20,807	—	—
	9/30/2022(10)	—		—	—	—	—	116,151	854,871	—	—
	3/18/2024(11)	—		—	—	—	—	247,290	1,820,054	—	—
	3/18/2024(12)	—		—	—	—	—	69,118	508,708.00	—	—
	3/20/2025(13)	—		—	—	—	—	201,094	1,480,052	—	—
	3/20/2025(14)	—		—	—	—	—	—	—	82,500	607,200
Alan B. Cardenas	4/28/2022(15)	—		—	—	—	—	3,181	23,412	—	—
	10/31/2022(10)	—		—	—	—	—	15,220	112,019	—	—
	6/27/2023(16)	—		—	—	—	—	25,338	186,488	—	—
	6/27/2023(17)	84,460		50,676	—	12.65	6/27/2033	—	—	—	—
	3/18/2024(11)	—		—	—	—	—	37,094	273,012	—	—
	3/18/2024(12)	—		—	—	—	—	10,369	76,316.00
	3/20/2025(13)	—		—	—	—	—	91,407	672,756	—	—
	3/20/2025(14)	—		—	—	—	—	—	—	37,500	276,000
Marcelo C. Modica	9/16/2024(18)	204,246		408,500	—	7.81	9/16/2034	—	—	—	—
	9/16/2024(19)	—		—	—	—	—	210,632	1,550,252	—	—
	3/20/2025(13)	—		—	—	—	—	91,407	672,756	—	—
	3/20/2025(14)	—		—	—	—	—	—	—	37,500	276,000
1.Outstanding but unvested equity awards are subject to acceleration under certain circumstances. Please see the section titled “Potential Payments upon Termination or Change in Control” below and the section titled “Equity Awards (Long-Term Incentive Compensation)” above for more information regarding the acceleration of these awards.

2.The market value is calculated by multiplying the number of units shown in the preceding column by $7.36 per share, the closing price of our common stock on December 31, 2025.
3.Option vests upon satisfaction of both service- and performance-based vesting conditions. The performance-based vesting condition is satisfied when the average closing price of our common stock over a 60-trading day period equals or exceeds $12.81 (150% of the base stock price of $8.54). Under the service-based vesting condition, the option vests over four years with 25% of the shares subject to the option vesting on February 3, 2026, with the remaining 75% of the shares subject to the option vesting in 12 substantially equal quarterly installments thereafter, subject to continuous service.
4.Option vests over four years, with 25% of the shares subject to the option vesting on February 3, 2026, with the remaining 75% of the shares subject to the option vesting in 12 substantially equal quarterly installments thereafter, subject to continuous service.
5. 25% of the RSUs vested on February 3, 2026, 6.25% of the RSUs vested on February 15, 2026, with the remaining 68.75% of the RSUs vesting in 11 substantially equal quarterly installments thereafter, subject to continuous service.
6. 25% of the total number of shares of stock subject to this option vested on the first anniversary of the vesting commencement date (as defined in the stock option agreement) with the remaining 75% of the shares of stock subject to the option vesting in 36 substantially equal monthly installments, subject to continuous service. Mr. Maggioncalda ceased vesting in this option as of August 15, 2025 upon termination of his advisory services. Mr. Hahn will cease vesting in this option upon termination of his advisory services scheduled to end on October 30, 2026.
7.These options were held by the Maggioncalda Family Trust of 2022, for which Mr. Maggioncalda’s spouse and child serve as trustees.
8. 25% of the total number of shares subject to this option vested on February 15, 2023, with the remaining 75% of the shares subject to this option vesting in 36 substantially equal monthly installments thereafter, subject to continuous service. Mr. Maggioncalda ceased vesting in this option as of August 15, 2025 upon termination of his advisory services. Mr. Hahn will cease vesting in this option upon termination of his advisory services scheduled to end on October 30, 2026.
9. 25% of the RSUs vested on February 15, 2023, with the remaining 75% of the RSUs vesting in 12 substantially equal quarterly installments thereafter, subject to continuous service. Mr. Hahn will cease vesting in these RSUs upon termination of his advisory services scheduled to end on October 30, 2026.
10. 6.25% of the RSUs vested on November 15, 2022, with the remaining 93.75% of the RSUs vesting in 15 substantially equal quarterly installments thereafter, subject to continuous service. Mr. Hahn will cease vesting in these RSUs upon termination of his advisory services scheduled to end on October 30, 2026.
11. 6.25% of the RSUs vested on May 15, 2024, with the remaining 93.75% of the RSUs vesting in 15 substantially equal quarterly installments thereafter, subject to continuous service. Mr. Hahn will cease vesting in these RSUs upon termination of his advisory services scheduled to end on October 30, 2026.
12.These PSUs were granted subject to a service based vesting condition as well as a performance based vesting condition. The performance based vesting condition is based upon achievement of pre-established metrics between January 1, 2024 and December 31, 2024. The PSU metrics were achieved at 83.8%. Following the determination of the achievement of the performance based vesting condition, 25% of the eligible PSUs vested on February 24, 2025, with the remaining 75% of the eligible PSUs vesting in 12 substantially equal quarterly installments thereafter, subject to continuous service. Mr. Hahn will cease vesting in these PSUs upon termination of his advisory services scheduled to end on October 30, 2026.
13. 6.25% of the RSUs vested on May 15, 2025, with the remaining 93.75% of the RSUs vesting in 15 substantially equal quarterly installments thereafter, subject to the NEO's continuous service. Mr. Hahn will cease vesting in these RSUs upon termination of his advisory services scheduled to end on October 30, 2026.
14.These PSUs were granted subject to a service based vesting condition as well as a performance based vesting condition. The performance based vesting condition is based upon achievement of pre-established metrics between January 1, 2025 and December 31, 2025. The PSU metrics were achieved at 110%. Following the determination of the achievement of the performance based vesting condition, 25% of the eligible PSUs vested on February 23, 2026, with the remaining 75% of the eligible PSUs vesting in 12 substantially equal quarterly installments thereafter, subject to continuous service. Mr. Hahn will cease vesting in these PSUs upon termination of his advisory services scheduled to end on October 30, 2026.
15. 25% of the RSUs vested on February 15, 2023, with the remaining 75% of the RSUs vesting in 12 substantially equal quarterly installments thereafter, subject to continuous service.
16. 6.25% of the RSUs vested on August 15, 2023, with the remaining 93.75% of the RSUs vesting in 15 substantially equal quarterly installments thereafter, subject to continuous service.
17. 6.25% of the total number of shares subject to this option vested on August 15, 2023, with the remaining 93.75% of the shares subject to this option vesting in 15 substantially equal quarterly installments thereafter, subject to continuous service.
18. 25% of the total number of shares of stock subject to this option vested on August 15, 2025, with the remaining 75% of the total number of shares of stock subject to the option vesting in 36 substantially equal monthly installments, subject to continuous service.
19. 25% of the RSUs vested on August 15, 2025, with the remaining 75% of the RSUs vesting in 12 substantially equal quarterly installments thereafter, subject to continuous service.

Option Exercises and Stock Vested

The following table provides information about the exercise of stock options and vesting of stock awards for our NEOs during 2025:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1) ($)	Number of Shares Acquired on Vesting(2) (#)	Value Realized on Vesting(3) ($)

Gregory M. Hart	—	—	—	—
Jeffrey N. Maggioncalda	1,915,552	15,983,459	553,545	5,438,262
Michael D. Foley	—	—	—	—
Kenneth R. Hahn	49,503	288,602	391,243	3,695,756
Alan B. Cardenas	—	—	105,909	1,013,524
Marcelo C. Modica	—	—	116,834	1,280,817
1.    The value realized on exercise for stock options equals the difference between the sales price per share of our common stock at the time of exercise and the exercise price per share of such stock options, multiplied by the number of shares of our common stock acquired upon exercise.
2.    Such number of shares represents the gross number of shares acquired by the NEO on the vesting date. Coursera withholds shares for tax purposes and the NEO receives a fewer number of shares.
3.     The value realized on vesting for stock awards equals the closing price per share of our common stock on the vesting date, multiplied by the gross number of shares vesting on such date as described in note 2.

Equity Award Grant Practices

We do not schedule our equity grants in anticipation of the release of MNPI, nor do we release MNPI based on equity award dates or time the disclosure of MNPI for the purpose of affecting the value of executive compensation.

Our HRC Committee typically grants annual equity awards to eligible employees, including executive officers, following the completion of our annual review cycle, which usually takes place in the first quarter of the year. The timing of any equity grants in connection with new hires, promotions, or other non-routine grants is tied to the event giving rise to the award (such as an executive officer’s commencement of employment or promotion effective date). Consistent with this practice, together with the approval of Mr. Hart’s compensation package and his appointment as our CEO, stock option grants to Mr. Hart were pre-approved at a special meeting of our Board of Directors on January 24, 2025, to become effective on Mr. Hart’s start date. Please see the section titled “CEO New Hire Equity Awards” above for more information regarding Mr. Hart’s equity grants.

The following table contains information required by Item 402(x)(2) of Regulation S-K regarding stock options granted to our named executive officers in the year ended December 31, 2025, during the period from four business days before to one business day after the filing of our periodic reports on Forms 10-K and 10-Q, or current reports on Form 8-K that contained MNPI.

Name	Grant Date	Number of securities underlying the award (#)	Exercise price of the award ($/Sh)	Grant date fair value of the award ($)(1)
Percentage change in the closing market price of the securities underlying the award between the trading day ending immediately prior to the disclosure of material nonpublic information and the trading day beginning immediately following the disclosure of material nonpublic information (2)
(%)

Gregory M. Hart	2/3/2025	3,746,342	7.81	16,746,149	2.98
Gregory M. Hart	2/3/2025	1,404,879	7.81	6,897,956	2.98
1.Represents the grant date fair value of each of Mr. Hart’s stock options, calculated in accordance with ASC 718, including the grant date fair value of the PBSOs that was estimated using a Monte Carlo simulation model, and do not represent the actual value that may be realized by the NEO upon vesting, exercise or settlement of such awards. Please see Notes 2 and 11 to our financial statements in our Annual Report for more information on the assumptions used in the calculations of these amounts.

2.Represents the percentage increase in the market price of our common stock. The stock options were granted on Mr. Hart’s start date of February 3, 2025. The closing price of our stock prior to our issuance of the current report on Form 8-K on February 3, 2025 was $7.71 on January 31, 2025 (the trading day immediately preceding February 3, 2025) and the closing market price on the following trading day, February 4, 2025, was $7.94.
Potential Payments upon Termination or Change in Control

Executive Severance Plan

In January 2021, we adopted an Executive Severance Plan (the “Executive Severance Plan”) applicable to our CEO and certain members of our executive management team who report directly to our CEO (including each of our NEOs) that provides severance and change in control benefits as described below.

Outside of a change in control. Under the Executive Severance Plan, if an executive officer’s employment is terminated by us without “cause” (as defined in the Executive Severance Plan) outside of a “change in control” (as defined in the Executive Severance Plan), subject to the effectiveness of a release of claims and compliance with applicable covenants and obligations, the executive officer will be entitled to (i) a lump sum payment equal to the sum of (A) six months of the current annual base salary plus (B) an additional week of the current annual base salary for every full year of employment with us prior to termination, payable on the first business day after the 60th day following the executive officer’s termination of employment, and (ii) if the executive officer elects to continue health insurance coverage under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) for the executive officer and the executive officer’s eligible dependents, payment by us of the COBRA premium for a period of six months following the executive officer’s termination of employment.

In connection with a change in control. If any executive officer’s employment is terminated (i)(A) by the executive officer with “good reason” (as defined in the Executive Severance Plan), or (B) by us without “cause” and (ii) such termination occurs within three months prior to or 12 months following a “change in control” (as such terms are defined in the Executive Severance Plan), subject to the effectiveness of a release of claims and compliance with applicable covenants and obligations, the executive officer will be entitled to receive:
•a lump sum payment equal to the sum of (i) six months of the current annual base salary, plus (ii) an additional week of the current annual base salary for every full year of employment with us prior to termination, plus (iii) the amount of any earned but unpaid bonus attributable to the fiscal year preceding the year in which the termination of employment occurs, plus (iv) a lump sum payment equal to 100% of the current target annual cash bonus pro-rated for the number of days in the calendar year that have elapsed prior to the change in control;
•if the executive officer elects to continue health insurance coverage under COBRA for the executive officer and the executive officer’s eligible dependents, payment by us of the COBRA premium for a period of six months following the executive officer’s termination of employment; and
•full acceleration of service-based vesting of all outstanding equity compensation awards.

In addition, in the event any of the payments or benefits provided for under the Executive Severance Plan or that are otherwise paid or will become payable to an executive officer would constitute a “parachute payment” within the meaning of Section 280G of the Code and could be subject to the related excise tax, the executive officer would be entitled to receive either full payment of such payments and benefits or such lesser amount which would result in no portion of the payments and benefits being subject to the excise tax, whichever results in the greater amount of after-tax benefits to the executive officer.

The Executive Severance Plan has an initial term ending on the third anniversary of its effective date, and automatically renews for successive additional terms of three years unless terminated or amended by the HRC Committee at the end of the initial term or additional term, as applicable. If a change of control occurs when there are fewer than 12 months remaining in the term, then the term extends automatically through the date that is 12 months following the change of control.

Other Severance Arrangements

The Executive Severance Plan provides that, to the extent that an eligible executive officer participates in any other plan or has entered into another agreement with us that also provides for one or more of the severance benefits provided under the Executive Severance Plan, then with respect to each such payment or benefit, the executive officer will be entitled to receive either (i) such payment or benefit under such other agreement, or (ii) the payment or benefit provided under the Executive Severance Plan, whichever of the foregoing results in the receipt by the executive officer on an after-tax basis of the greater payment or benefit, and provided that the executive officer does not receive any duplication of payments or benefits.

The benefits under the Executive Severance Plan are generally more favorable than the executive officer’s respective offer letters, and therefore, would generally control. However, in the event of Mr. Hart’s termination, the severance benefits he is entitled to receive are generally more favorable under his offer letter dated January 24, 2025 (the “Hart Employment Agreement”) than under the Executive Severance Plan. The Hart Employment Agreement provides that, in the event of a termination by the Company without cause or by Mr. Hart for good reason (each as defined in the Hart Employment Agreement) outside of a change in control period (as described in the Hart Employment Agreement), subject to effectiveness of a customary general release of claims and compliance with applicable covenants and obligations, Mr. Hart will be entitled to (i) a lump sum cash payment equal to 12 months of base salary and 100% of his target annual bonus for the year of termination plus any earned but unpaid prior year bonus, and (ii) payment by us of the COBRA premium for a period of twelve months following his termination of employment. If such a termination occurs within three months prior to or 12 months following a “change in control”, subject to effectiveness of a release of claims and compliance with applicable covenants and obligations, Mr. Hart will be entitled to (i) a lump sum cash payment equal to 18 months of base salary and 150% of his target annual bonus for the year of termination plus any earned but unpaid prior year bonus, (ii) payment by us of the COBRA premium for him and eligible dependents for a period of 18 months following his termination of employment, and (iii) full acceleration of all outstanding time-based equity awards (including performance-based awards for which the applicable goals were achieved prior to termination, but excluding performance-based awards for which the applicable goals have not been satisfied). Performance-based awards for which the applicable goals have not been satisfied will be treated subject to the terms of the applicable award agreement.

Separation Arrangement with Jeffrey N. Maggioncalda. We separated from Mr. Maggioncalda, our former President and CEO, effective February 3, 2025. The circumstances of Mr. Maggioncalda’s departure would have entitled him to payments consistent with the termination without cause provisions of his offer letter dated June 1, 2017. On January 29, 2025, we entered into a separation agreement with Mr. Maggioncalda, that provided substantially similar benefits he was eligible to receive under his offer letter and our Executive Severance Plan. Subject to the effectiveness of a release of claims, Mr. Maggioncalda received a lump sum cash severance payment of $650,000 consisting of (i) 12 months base salary of $400,000, and (ii) his target bonus for fiscal year 2025 of $250,000, in each case, less applicable withholdings and deductions.

Additionally, to support a smooth leadership transition, Mr. Maggioncalda agreed to provide advisory services to Coursera through August 15, 2025 (the “Maggioncalda Advisory Period”). During the Maggioncalda Advisory Period, Mr. Maggioncalda continued to vest in his outstanding equity awards (representing 80,317 options, 553,545 RSUs) during such period. In consideration for his advisory services, outstanding stock options held by Mr. Maggioncalda remain exercisable through the earlier of 18 months from his employment termination and the expiration date of such awards.

Retention and Separation Arrangements with Kenneth R. Hahn. On January 29, 2025, we entered into a retention agreement with Mr. Hahn, our former Senior Vice President, Chief Financial Officer, and Treasurer, to preserve near-term leadership continuity and ensure stability during our CEO transition in early 2025. Under the retention agreement, Mr. Hahn was eligible to receive certain enhanced severance benefits during the earlier of (i) the date occurring six months following the start date of the Company’s new CEO or (ii) November 15, 2025 (the “Retention Period”) and for 90 days following such Retention Period. Namely, if Mr. Hahn was terminated without cause (as defined in the retention agreement) or resigned for good reason (as defined in the Executive Severance Plan) during the Retention Period, or if Mr. Hahn resigned for any reason within the 90-day period following the Retention Period, he was entitled to enhanced severance benefits, including (1) a lump sum cash payment of $710,481 equal to (i) 12 months of base salary of $450,000, and (ii) a prorated portion of his target annual bonus of $260,481 for fiscal year 2025; and (2) COBRA premiums for him and eligible dependents for up to 12 months following his employment termination of $43,233.

Mr. Hahn resigned from Coursera effective October 29, 2025. As contemplated by the retention agreement, we entered into a separation agreement with Mr. Hahn on October 30, 2025 consistent with the terms of his retention agreement. Subject to the effectiveness of a release of claims and in accordance with the separation agreement, we paid Mr. Hahn a lump sum of $710,481 for the enhanced lump sum cash portion of the severance benefits provided for under his retention agreement. The retention agreement also provided the Company and Mr. Hahn with the opportunity to enter into an advisory agreement for Mr. Hahn to provide advisory services to the Company for a period of 12 months following termination of his employment (the “Hahn Advisory Period”). On October 30, 2025, we entered into the advisory agreement with Mr. Hahn under the terms contemplated by the retention agreement. In consideration for the advisory services, Mr. Hahn continues to vest in his outstanding equity awards during the Hahn Advisory Period (representing up to 7,537 stock options, 332,302 RSUs and 64,889 PSUs). If the Company terminates Mr. Hahn’s advisory services without cause before the end of the Hahn Advisory Period, then the unvested equity awards subject solely to service-based vesting that would have vested during the Hahn Advisory Period had Mr. Hahn remained in service through the entirety of the Hahn Advisory Period would accelerate in full (reflecting 7,537 stock options with an exercise price of $29.99 per share and a value of $0, 332,302 RSUs with a value of $2,751,461, and 64,889 PSUs with a value of $537,281, based on the closing price of the Company’s common stock of $8.28 on October 30, 2025). In addition, as contemplated under the retention agreement, the outstanding stock options held by Mr. Hahn remain exercisable through the earlier of 24 months from his employment termination and the expiration date of such awards.

PSUs

In 2024 and 2025, we granted PSUs as a component of our long-term incentive compensation program to our executive officers. Messrs. Hahn, Cardenas and Modica each have outstanding PSUs pursuant to such program. The PSU award agreements provide that in the event of a “Change in Control” (as defined in the 2021 Plan), subject to Messrs. Cardenas’ and Modica’s compliance with the terms of any restrictive covenants to which they are subject, and timely execution and the effectiveness of a release of claims in favor of the Company, the following will occur:
•If the Change in Control occurs prior to the conclusion of the performance period and the PSUs are assumed, converted, or replaced by the continuing entity following the Change in Control, the performance goals will be deemed to have been satisfied at target effective as of immediately prior to the Change in Control, and the PSUs will automatically convert in the Change in Control into service-based vesting RSUs that continue to vest on the same schedule applicable to the PSUs immediately prior to the Change in Control, subject to the NEO’s continuous service through each applicable vesting date. Further acceleration for such RSUs, if any, will be governed by the Executive Severance Plan.
•If the Change in Control occurs following the conclusion of the performance period and the PSUs are assumed, converted, or replaced by the continuing entity following the Change in Control, the number of PSUs previously determined to have been earned for the performance period will automatically convert in the Change in Control into service-based vesting RSUs that continue to vest on the same schedule applicable to the PSUs immediately prior to the Change in Control, subject to the NEO’s continuous service through each applicable vesting date. Further acceleration, if any, for such RSUs will be governed by the Executive Severance Plan.
•If the Change in Control occurs prior to the conclusion of the performance period and the PSUs are not assumed, converted, or replaced by the continuing entity following the Change in Control, the performance goals will be deemed to have been satisfied at target, and the PSUs will vest in full immediately prior to the Change in Control.
•If the Change in Control occurs following the conclusion of the performance period and the PSUs are not assumed, converted, or replaced by the continuing entity following the Change in Control, the number of PSUs previously determined to have been earned for the performance period that have not yet vested will vest in full immediately prior to the Change in Control.

Please see the sections titled “Compensation Elements and 2025 Compensation Program,” “Grants of Plan-Based Awards” and “Outstanding Equity Awards at Fiscal Year-End” above for more information regarding outstanding PSUs granted to, or held by, our NEOs.

The following table summarizes the payments that would be made to our NEOs upon the occurrence of certain qualifying terminations of employment, assuming such NEO’s termination of employment with us occurred on December 31, 2025, and where relevant, that a change in control occurred on December 31, 2025.

	Upon a Termination Without Cause - No Change in Control				Upon a Termination Without Cause or for Good Reason - Change in Control
Name	Cash Severance(1) ($)	Continuation of Medical Benefits(2) ($)	Value of Accelerated Vesting ($)	Total ($)	Cash Severance(3) ($)	Continuation of Medical Benefits(2) ($)	Value of Accelerated Vesting(4) ($)	Total ($)

Gregory M. Hart	1,180,000	29,525	—	1,209,525	1,770,000	44,287	13,786,539	15,600,826
Michael D. Foley(5)	—	—	—	—	—	—	—	—
Alan B. Cardenas	230,769	15,936	—	246,705	430,769	15,936	1,620,002	2,066,707
Marcelo C. Modica	207,692	19,116	—	226,808	407,692	19,116	2,499,007	2,925,815
1.For Mr. Hart, the cash severance amount represents the value of 12 months of annual base salary plus his 2025 target cash bonus, pursuant to the Hart Employment Agreement. For Messrs. Cardenas and Modica, the cash severance amount represents the value of six months of such executive’s annual base salary plus an additional week of such executive’s then current annual base salary for every full year of employment with us prior to termination, pursuant to the Executive Severance Plan. As of December 31, 2025, the length of employment for the NEOs was as follows: four years for Mr. Cardenas; and one year for Mr. Modica.
2.For Mr. Hart, represents the value of 12 months of COBRA premiums. For Messrs. Cardenas and Modica, represents the value of six months of COBRA premiums, in each case based on the NEO’s coverage elections as of December 31, 2025 and the cost of coverage for 2025.
3.For Mr. Hart, the cash severance amount represents the value of 18 months of annual base salary plus 150% of his 2025 target cash bonus, pursuant to the Hart Employment Agreement. For Messrs. Cardenas and Modica, the cash severance amount represents the value of six months of such executive’s annual base salary, an additional week of such executive’s then current annual base salary for every full year of employment with us prior to termination, and the executive’s 2025 target cash bonus.

4.Represents the value of the applicable NEO’s accelerated equity compensation awards as of December 31, 2025, based on a closing price of $7.36 per share of our common stock on that date. The amount for Mr. Hart represents the value of acceleration with respect to RSUs covering 1,873,171 shares of our common stock and options to purchase 3,746,342 shares of our common stock. Mr. Hart’s performance-based stock options for which the applicable stock price appreciation goal has not been met are excluded because the performance goals have not been satisfied, and were therefore ineligible for accelerated vesting as of December 31, 2025.The amount for Mr. Cardenas represents the value of acceleration with respect to PSUs covering 37,500 shares of our common stock (at target), PSUs covering 10,369 shares of our common stock, and RSUs covering 172,240 shares of our common stock. The amount for Mr. Modica represents the value of acceleration with respect to PSUs covering 37,500 shares of our common stock (at target), RSUs covering 302,039 shares of our common stock and options to purchase up to 612,746 shares of our common stock.
5.As of December 31, 2025, Mr. Foley was not eligible for severance benefits due to the interim nature of his role at such time.

CEO Pay Ratio

As required by SEC rules, we are providing the following information about the relationship between the annual total compensation of Gregory Hart, our CEO serving in the CEO position on the date we selected for purposes of determining our median employee, and our median employee’s annual total compensation (other than Mr. Hart) for 2025. For the year ended December 31, 2025, the total compensation for our CEO, Mr. Hart was $39,387,371, as reported in the “Total” column of the Summary Compensation Table of this Item 11. Since Mr. Hart was appointed CEO effective February 3, 2025, we annualized his Salary and Non-Equity Incentive Plan Compensation, to arrive at a value of $39,493,241, used for the ratio of annual total compensation for our CEO to the annual total compensation for our median employee. We annualized Mr. Hart’s compensation as follows:

SCT Component	Actual Value Reported in SCT	For CEO Pay Ratio: Annualized Value	Rationale

Salary	$540,833	$590,000	Annualized salary
Bonus	$—	$—
Stock Awards	$14,629,466	$14,629,466	None of the stock awards were prorated and therefore not annualized
Option Awards	$23,644,105	$23,644,105	None of the option awards were prorated and therefore not annualized
Non-Equity Incentive Plan Compensation	$570,467	$627,170	Annualized bonus under our 2025 cash bonus plan
All Other Compensation	$2,500	$2,500	Not annualized - matching contributions under 401(k) plan
Total CEO Pay	$39,387,371	$39,493,241

Based on the evolving distribution of our global workforce and changes in our short-term and long-term awards to strengthen our pay for performance philosophy, we identified a new median employee for 2025 and chose actual base salary as the most appropriate measure of compensation for our workforce. This represents a change from the prior year, in which we used a consistently applied compensation measure consisting of the actual base salary, the actual annual short-term incentive compensation, and the grant date fair value of equity awards granted to our employees. Actual base salary represents the fixed portion of each employee’s compensation arrangements and is paid without regard to our financial or operational performance in a given year. We calculated the annual total compensation for the median employee using the same methodology we use to calculate the amount reported for our CEO in the “Total” column for 2025 in the Summary Compensation Table as set forth in this Item 11. For 2025,

•our CEO, Mr. Hart’s annualized annual total compensation was $39,493,241, and
•our median employee’s annual total compensation was $139,401.

Based on this information, the ratio of our CEO's annualized total compensation for 2025 to the annual total compensation of our median employee for 2025 was 283.3 to 1. We believe this pay ratio to be a reasonable estimate, calculated in a manner consistent with SEC rules. In light of the new hire equity compensation that we paid to Mr. Hart in 2025 in order to successfully recruit him to Coursera, we expect the 2025 Pay Ratio to be significantly higher than the CEO pay ratio in future years when we are not providing new hire equity compensation to recruit a new CEO.

Methodology. The methodology and the material assumptions, adjustments, and estimates used to identify the median of the annual total compensation of all our employees for 2025 were based on the following:

•The median of the annual total compensation of all our employees was determined from all full-time, part-time, seasonal, and temporary employees as of December 31, 2025, the last day of our fiscal year.
•To identify our median employee, we used a consistently applied compensation measure consisting of the annualized base salary paid to our employees for the 12-month period from January 1, 2025 through December 31, 2025. We annualized the base salaries for all permanent employees who did not work for the entire measurement period.
•Payments made in currencies other than U.S. dollars were converted to U.S. dollars using the applicable currency exchange rate in effect as of December 31, 2025. We did not make any cost-of-living adjustments.

Because SEC rules for identifying the median of the annual total compensation of all employees allow companies to adopt a variety of methodologies, apply certain exclusions, and make reasonable estimates and assumptions that reflect their employee population and compensation practices, the pay ratio reported by other companies may not be comparable to our pay ratio, as other companies have different employee populations and compensation practices and may have used different methodologies, exclusions, estimates, and assumptions in calculating their pay ratios. This information is being provided for compliance purposes. Neither the HRC Committee nor management of the Company used the foregoing pay ratio measure in making compensation decisions.

Non-Employee Director Compensation

Our director compensation is designed to attract and retain qualified directors and address the time, effort, expertise, and accountability required of active Board membership. Our HRC Committee periodically evaluates the appropriate level and form of compensation for non-employee members of our Board and recommends changes when appropriate. As part of its evaluation, the HRC Committee reviews the information, analysis, and recommendations provided by our independent compensation consultant, Compensia, Inc. (“Compensia”), which includes benchmarking compensation paid to non-employee directors to companies in our compensation peer group. Under our non-employee director compensation policy, our non-employee directors are compensated for Board and Board committee service through annual equity retainers with a pre-established target economic value, an annual base cash retainer for board service, and additional annual retainers for non-executive Board Chair and committee service. In 2025, we made no changes to the compensation structure or retainers for our non-employee directors from 2024, which was structured as follows:

$185,000	+	$37,500	+
Annual Equity Retainer		Annual Cash Retainer

The annual cash retainers are paid quarterly in arrears, pro-rated for any partial months of service. The annual equity retainer is paid in RSUs under the Coursera, Inc. 2021 Stock Incentive Plan (the “2021 Plan”) following the conclusion of each annual meeting of our stockholders to each non-employee director who will continue serving as a member of the Board. The annual RSU award will be with respect to a number of shares of common stock having an aggregate value equal to $185,000, based on the average closing price of our common stock during the 30 calendar days prior to the grant date. Each annual RSU award vests on the earliest of the first anniversary of the grant date, the next annual meeting of stockholders following the grant date, or the consummation of a change in control as defined in the 2021 Plan, subject to the non-employee director’s continued service as a director of Coursera through the applicable vesting date.

In addition, the Board, at its discretion, may grant a non-employee director an initial RSU award upon appointment to our Board. We also reimburse our non-employee directors for their reasonable out-of-pocket costs and travel expenses incurred in connection with their attendance at Board and committee meetings.

Employee directors do not receive any compensation for service as a Board member.

The following table provides information on the compensation paid to our non-employee directors for the year ended December 31, 2025, pursuant to the non-employee director compensation policy described above. Our employee directors do not receive any cash compensation for their service on our Board or its committees.

Name	Fees earned or paid in cash ($)	Stock awards(1) ($)	Total ($)

Carmen Chang	57,000	185,438	242,438
Amanda M. Clark	55,000	185,438	240,438
Christopher D. McCarthy	42,000	185,438	227,438
Theodore R. Mitchell	56,500	185,438	241,938
Susan W. Muigai	45,000	185,438	230,438
Andrew Y. Ng	57,500	185,438	242,938
Scott D. Sandell	45,000	185,438	230,438
Sabrina L. Simmons	57,500	185,438	242,938

1.     Represents the aggregate grant date fair value of the annual RSU awards granted to all non-employee directors who were serving on the Board in May 2025 pursuant to our non-employee director compensation policy, computed in accordance with ASC 718. For information on the assumptions used in the calculations of these amounts, refer to Notes 2 and 11 of our audited consolidated financial statements contained in our Annual Report. These amounts reflect the accounting cost for these RSUs and do not represent the actual economic value that may be realized by the director.

The following table sets forth the aggregate number of shares of common stock underlying stock option awards and RSUs held by each non-employee director as of December 31, 2025:

Name	Number of shares underlying stock options (#)	Number of shares underlying RSUs(1) (#)

Carmen Chang	—	21,765
Amanda M. Clark	—	21,765
Christopher D. McCarthy	—	24,209
Theodore R. Mitchell	150,000	21,765
Susan W. Muigai	—	27,972
Andrew Y. Ng	—	21,765
Scott D. Sandell	—	21,765
Sabrina L. Simmons	150,000	21,765

1.     On May 21, 2025, we granted each non-employee director 21,765 RSUs that vest on the earlier of the day of the 2026 annual meeting or May 21, 2026 or a change in control, subject to continued service.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information

The following table summarizes, as of December 31, 2025, the number of shares of common stock issuable upon the exercise of outstanding options, warrants, and rights granted to our employees, consultants, and directors, as well as the number of shares of common stock remaining available for future issuance under our equity compensation plans.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights (a) (#)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (b) ($)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders	28,849,934(1)	8.63(2)	20,817,295
Equity compensation plans not approved by security holders	—	—	—
Total	28,849,934(1)	8.63(2)	20,817,295(3)

1.Includes 11,103,282 shares of common stock issuable upon the exercise of outstanding options, 17,153,558 shares of common stock issuable upon the vesting of RSUs, 482,500 shares of common stock issuable at target upon the achievement of applicable performance goals and vesting of PSUs granted in 2025, and 110,594 shares of common stock issuable upon the vesting of PSUs granted in 2024. Does not include future rights to purchase common stock under the ESPP, which depend on a number of factors described in the ESPP and will not be determined until the end of the applicable purchase period.
2.As RSUs and PSUs do not have an exercise price, such awards are not included in the weighted average exercise price calculation.
3.Represents 14,810,618 shares available for future issuance under the 2021 Plan and 6,006,677 shares available for future issuance under the ESPP as of December 31, 2025. The 2021 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year for a period of ten years beginning in 2022, equal to the lesser of (x) 5% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (y) such lesser amount that our Board determines for purposes of the annual increase for that fiscal year. As of January 1, 2026, the number of shares reserved for issuance under the 2021 Plan increased by 8,395,809 shares pursuant to such evergreen provision. The ESPP contains an “evergreen” provision, pursuant to which the number of shares of common stock available for purchase under such plan shall be increased on the first day of each year for a period of ten years beginning in 2022, equal to the least of (x) 1% of the number of shares of common stock outstanding on such date, (y) 11,000,000 shares, or (z) a lesser amount determined by our Board. As of January 1, 2026, the number of shares available for purchase under the ESPP increased by 1,679,162 shares pursuant to such evergreen provision.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2026, the beneficial ownership of our common stock beneficially owned by:
•each stockholder (including any group) who is known by us to own beneficially more than 5% of our common stock,
•each of our NEOs listed in the Summary Compensation Table for 2025,
•each of our directors, and
•all of our current directors and executive officers as a group.

Under SEC rules, a person has beneficial ownership of a security if such person possesses sole or shared voting or investment power over that security, including stock options and warrants, that are currently exercisable or exercisable within 60 days. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options held by that person that are currently exercisable, or RSUs that vest, in each case, within 60 days of March 31, 2026. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Except as otherwise set forth below, the address of each beneficial owner is c/o Coursera, Inc., 2440 West El Camino Real, Suite 500, Mountain View, California 94040, and each beneficial owner is deemed to have sole voting and dispositive power over the shares reported. As of March 31, 2026, there were 169,327,349 shares of common stock outstanding.

	Components of Beneficial Ownership
Name and Address of Beneficial Owner	Common Stock Beneficially Owned	Rights to Acquire Within 60 Days	Total Number of Shares	Percentage of Outstanding Shares (%)

NEOs and Directors:

Alan B. Cardenas(1)	66,680	130,545	197,225	*
Carmen Chang(2)	2,272,378	21,765	2,294,143	1.4
Amanda M. Clark(3)	63,808	21,765	85,573	*
Michael D. Foley	—	—	—	*
Kenneth R. Hahn(4)	265,214	971,415	1,236,629	*
Gregory M. Hart(5)	353,643	1,287,804	1,641,447	1.0
Jeffrey N. Maggioncalda(6)	—	107,727	107,727	*
Christopher D. McCarthy(3)	64,181	21,765	85,946	*
Theodore R. Mitchell(7)	50,205	171,765	221,970	*
Marcelo C. Modica(8)	91,335	301,843	393,178	*
Susan W. Muigai(9)	39,361	23,834	63,195	*
Andrew Y. Ng(3)	7,221,561	21,765	7,243,326	4.3
Scott D. Sandell(10)	12,917,974	21,765	12,939,739	7.6
Sabrina L. Simmons(11)	28,450	171,765	200,215	*
All NEOs and directors as a group (14 persons)	23,434,790	3,275,523	26,710,313	14.8

5% Stockholders:
Baillie Gifford & Co(12)	14,590,942	8.6
Entities affiliated with New Enterprise Associates 13, LP(13)	12,867,769	7.6
Caledonia (Private) Investments Pty Ltd.(14)	12,052,670	7.1
BlackRock, Inc.(15)	10,687,252	6.3
Pale Fire Capital SICAV a.s.(16)	9,704,521	5.7
*    Represents beneficial ownership of less than 1%.
1.Includes options to purchase 101,352 shares of common stock that are exercisable within 60 days of March 31, 2026, and 29,193 shares issuable upon the vesting of restricted stock units vesting within 60 days of March 31, 2026.
2.Includes 2,205,883 shares of common stock held by NEA 17 (as defined in footnote (13) below) and 21,765 shares issuable upon the vesting of restricted stock units vesting within 60 days of March 31, 2026. Ms. Chang may be deemed to indirectly beneficially own shares of common stock held by NEA 17.
3.Includes 21,765 shares issuable upon the vesting of restricted stock units vesting within 60 days of March 31, 2026.
4.Mr. Hahn ceased serving as our Senior Vice President, CFO, and Treasurer effective October 29, 2025. Includes 876,367 shares of common stock that are exercisable within 60 days of March 31, 2026, and 95,048 shares issuable upon the vesting of restricted stock units vesting within 60 days of March 31, 2026.
5.Includes options to purchase 1,170,731 shares of common stock that are exercisable within 60 days of March 31, 2026, and 117,073 shares issuable upon the vesting of restricted stock units vesting within 60 days of March 31, 2026.
6.Mr. Maggioncalda ceased serving as our CEO, President, and Director effective February 3, 2025. Includes options to purchase 107,727 shares of common stock that are exercisable within 60 days of March 31, 2026.
7.Includes options to purchase 150,000 shares of common stock that are exercisable within 60 days of March 31, 2026, and 21,765 shares issuable upon the vesting of restricted stock units vesting within 60 days of March 31, 2026.
8.Includes options to purchase 268,071 shares of common stock that are exercisable within 60 days of March 31, 2026, and 33,772 shares issuable upon the vesting of restricted stock units vesting within 60 days of March 31, 2026.
9.Includes options to purchase 23,834 shares of common stock that are exercisable within 60 days of March 31, 2026.
10.Includes (i) 2,205,883 shares of common stock held by NEA 17 (as defined in footnote (13) below), (ii) 10,661,886 shares of common stock held by NEA 13 (as defined below), and (iii) and 21,765 shares issuable upon the vesting of restricted stock units vesting within 60 days of March 31, 2026. Mr. Sandell may be deemed to indirectly beneficially own shares of common stock held by NEA 17 and NEA 13.
11.Includes options to purchase 150,000 shares of common stock that are exercisable within 60 days of March 31, 2026, and 21,765 shares issuable upon the vesting of restricted stock units vesting within 60 days of March 31, 2026.
12.According to a Schedule 13G filed on February 5, 2026 by Baillie Gifford & Co., Baillie Gifford & Co. has sole voting power over 9,165,973 shares of Coursera Common Stock and sole dispositive power over 14,590,942 shares of Coursera Common Stock, and the shares of Coursera Common Stock are held by Baillie Gifford & Co. and/or one or more of its investment adviser subsidiaries, which may include Baillie Gifford Overseas Limited, on behalf of investment advisory clients, which may include investment companies registered under the Investment Company Act, employee benefit plans, pension funds or other institutional clients. The principal business address of Baillie Gifford & Co. is Calton Square, 1 Greenside Row, Edinburgh EH1 3AN, Scotland, United Kingdom.
13.According to Amendment No. 1 to Schedule 13G filed on February 14, 2024 by New Enterprise Associates 13 L.P. (“NEA 13”), (i) includes 10,661,886 shares of Coursera Common Stock over which NEA 13 is the direct beneficial owner and (ii) 2,205,883 shares of common stock over which New Enterprise Associates 17, L.P. (“NEA 17”) is the direct beneficial owner. Mr. Sandell is a manager of NEA 13 GP, LLC (“NEA 13 GP”), which is the sole general partner of NEA Partners 13, L.P. (“NEA Partners 13”). NEA Partners 13 is the sole general partner of NEA 13. Mr. Sandell and Ms. Chang are managers of NEA 17 GP, LLC (“NEA 17 GP”), which is the sole general partner of NEA Partners 17, L.P. (“NEA Partners 17”). NEA Partners 17 is the sole general partner of NEA 17. The managers of NEA 13 GP and NEA 17 GP share voting and dispositive power over the shares held directly by NEA 13 and NEA 17, respectively. Each of Mr. Sandell and Ms. Chang disclaims beneficial ownership of such securities. The address of the principal business office of each of the above entities and Mr. Sandell is 1954 Greenspring Drive, Suite 600, Timonium, MD 21093. Ms. Chang’s principal business office is 2855 Sand Hill Road, Menlo Park, CA 93025.
14.According to Amendment No. 1 to Schedule 13G filed on February 17, 2026, by Caledonia (Private) Investments Pty Limited and Caledonia US, LP (“Caledonia”), Caledonia has shared voting and dispositive power over 12,052,670 shares of common stock. The principal business address of Caledonia (Private) Investments PTY Limited is Level 10, 131 Macquarie Street, Sydney, NSW, 2000 Australia. The principal business address of Caledonia US, LP is 650 Madison Avenue, 24th Floor, New York, New York 10022.
15.According to Amendment No. 3 to Schedule 13G filed on April 17, 2025, by BlackRock, Inc., BlackRock has sole voting power over 10,540,816 shares of common stock, and sole dispositive power over 10,687,252 shares of common stock. The principal business address of BlackRock is 50 Hudson Yards, New York, New York 10001.
16.According to a Schedule 13G filed on March 10, 2026 by Pale Fire Capital SICAV a.s., Pale Fire Capital investicni spolecnost a.s., PALE FIRE CAPITAL SE, Senkypl Dusan, and Barta Jan, have shared voting and dispositive power over 9,704,521 shares of common stock. Pale Fire Capital SICAV a.s., a Joint Stock Company organized under the laws of the Czech Republic (“PFC SICAV”), Pale Fire Capital investicni spolecnost a.s., a Joint Stock Company organized under the laws of the Czech Republic (“PFC IS”), Pale Fire Capital SE, a Societas Europaea organized under the laws of the Czech Republic (“Pale Fire Capital”), Dusan Senkypl and Jan Barta. Each of the foregoing is referred to as a “Reporting Person” and collectively as the “Reporting Persons.” PFC IS is the investment manager of PFC SICAV and may be deemed to beneficially own the common stock owned directly by PFC SICAV. Pale Fire Capital is the controlling person and sole shareholder of each of PFC SICAV and PFC IS and may be deemed to beneficially own the Shares owned directly by PFC SICAV. Mr. Senkypl is a control person and Chairman of the board of Pale Fire Capital and may be deemed to beneficially own the Shares owned directly by PFC SICAV. Mr. Barta is a control person and Chairman of the supervisory board of Pale Fire Capital and Chief Investment Officer of PFC IS and may be deemed to beneficially own the Shares owned directly by PFC SICAV. The address of the principal office of each of PFC SICAV, PFC IS, and Pale Fire Capital is Zatecka 55/14, Josefov, 110 00 Prague 1, Czech Republic. The address of the principal office of Mr. Senkypl is Jestrabi 493, Osnice, 252 42 Jesenice, Czech Republic. The address of the principal office of Mr. Barta is Na bateriich 104/35, Brevnov, 162 00 Prague 6, Czech Republic.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Policies and Procedures for Transactions with Related Persons

We have adopted a formal, written policy regarding related person transactions. This written policy regarding related person transactions provides that a related person transaction is a transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships, in which we are a participant and in which a related person has, had or will have a direct or indirect material interest and in which the aggregate amount involved exceeds $120,000. For purposes of this policy, a related person means any of our executive officers and directors (including director nominees), in each case at any time since the beginning of our last fiscal year, or holders of more than 5% of any class of our voting securities and any member of the immediate family of, or person sharing the household with, any of the foregoing persons.

Our Audit Committee has the primary responsibility for reviewing and approving, ratifying, or disapproving related person transactions. In determining whether to approve, ratify or disapprove any such transaction, our Audit Committee will consider, among other factors, (1) whether the transaction is fair to us and on terms no less favorable than terms generally available to unaffiliated third parties under the same or similar circumstances, (2) the extent of the related person’s interest in the transaction, (3) whether there are business reasons for us to enter into such transaction, (4) whether the transaction would impair the independence of any of our outside directors and (5) whether the transaction would present an improper conflict of interest for any of our directors or executive officers.

The policy grants standing pre-approval of certain transactions, including (1) certain compensation arrangements for our directors or executive officers, (2) transactions with another company at which a related person’s only relationship is as a non-executive employee, director, or beneficial owner of less than 10% of that company’s shares, provided that the aggregate amount involved does not exceed the greater of $200,000 or 5% of such company’s total annual revenues and the transaction is on terms no less favorable than terms generally available to unaffiliated third parties under the same or similar circumstances, (3) charitable contributions by us to a charitable organization, foundation, or university at which a related person’s only relationship is as a non-executive employee or director, provided that the aggregate amount involved does not exceed the greater of $200,000 or 5% of such organization’s total annual receipts, (4) transactions where a related person’s interest arises solely from the ownership of our common stock and all holders of our common stock received the same benefit on a pro rata basis, and (5) any indemnification or advancement of expenses made pursuant to our organizational documents or any agreement. In addition to our policy, our Audit Committee charter provides that our Audit Committee shall review and approve or disapprove any related person transactions.

Related Transactions

The following includes a summary of transactions since January 1, 2025 to which we have been a party, in which the amount involved in the transaction exceeded or will exceed $120,000, and in which any of our directors, executives, officers, or beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change of control, and other arrangements. Please see the section titled “Item 11. Executive Compensation” for information regarding compensation and other such arrangements if the applicable executive officer had been an NEO.

Investors’ Rights Agreement

In connection with the issuance and sale of approximately 7.65 million shares of our Series F redeemable convertible preferred stock, in July 2020, we entered into an Amended and Restated Investors’ Rights Agreement (the “Rights Agreement”) with certain holders of such stock, including entities affiliated with NEA, with which two of our directors, Scott D. Sandell and Carmen Chang, are affiliated. The Rights Agreement grants certain holders of our common stock specified registration rights with respect to shares of our common stock, including shares of our common stock issued upon conversion of the shares of our redeemable convertible preferred stock held by them prior to our initial public offering (“IPO”).

Online Course Hosting and Services Agreement with DeepLearning.AI

In October 2020, we entered into an Online Course Hosting and Platform Services Agreement (the “Hosting Agreement”) with DeepLearning.AI Corp., which is wholly owned by DeepLearning LLC, which is wholly owned by Dr. Ng, our Board Chair (“DeepLearning Corp.”, and together with DeepLearning LLC, the “DeepLearning Entities”). DeepLearning Corp. develops AI education courses, which are currently distributed through our platform. Pursuant to the Hosting Agreement, DeepLearning Corp. receives 50% of revenue attributable to courses provided by the DeepLearning Entities (subject to customary conditions and deductions) on our platform, except for certain machine learning specialization courses co-developed and co-branded by the DeepLearning Entities and Stanford, for which we make payments to Stanford equal to 60% of revenue attributable to such courses, which amount is subsequently shared between the DeepLearning Entities and Stanford. We are not party to, or otherwise involved with, this subsequent revenue sharing arrangement. Under the Hosting Agreement, we made payments to the DeepLearning Entities in an amount of approximately $8.7 million in 2025.

Consulting Agreement with Andrew Y. Ng

In June 2014, we entered into a Consultant and Proprietary Information Nondisclosure Agreement with Dr. Ng for advisory services (the “Consulting Agreement”). Under the terms of the Consulting Agreement, Dr. Ng receives reimbursement for reasonable expenses required to complete his duties and responsibilities (subject to approval from our CEO) and payment of $1.00 per annum.

Indemnification Agreements

We have entered, and intend to continue to enter, into separate indemnification agreements with our directors and executive officers, in addition to the indemnification provided for in our Amended and Restated Certificate of Incorporation and our Bylaws. These agreements, among other things, require us to indemnify our directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of our directors or executive officers or as a director or executive officer of any other company or enterprise to which the person provides services at our request. We believe that these charter and bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

Employment Arrangements
We have entered into employment agreements and offer letter agreements with certain of our executive officers. Please see the section titled “Employment Arrangements with Our Named Executive Officers” above and the section titled “Executive Compensation—Potential Payments upon Termination or Change in Control” for more information regarding such employment arrangements.

Independence of Directors

We are required under NYSE listing standards to maintain a board comprised of a majority of independent directors as determined affirmatively by our Board. In addition, NYSE listing standards require that, subject to specified exceptions, each member of our Audit Committee, HRC Committee, and Governance Committee be independent. Under the NYSE listing standards of the NYSE, a director will only qualify as an “independent director” if, in the opinion of the Board of Directors, that director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Compensation Committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and NYSE listing standards applicable to Compensation Committee members.

Our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our Board has determined that each of Carmen Chang, Amanda M. Clark, Christopher D. McCarthy, Theodore R. Mitchell, Susan W. Muigai, Scott D. Sandell, and Sabrina L. Simmons, representing seven of the nine directors on our Board, do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that each of these directors qualifies as an independent director under NYSE listing standards and the applicable rules and regulations of the SEC. Our Board of Directors has also determined that each member of our Audit Committee, HRC Committee, and Governance Committee are independent and satisfy the relevant SEC and NYSE independence requirements for such committees, as applicable. In making these determinations, our Board considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our stock by each non-employee director, and the transactions involving them described in this Item 13.

There are no family relationships among any of our directors or executive officers.
Item 14. Principal Accounting Fees and Services
Principal Accountant Fees and Services
The following table provides the aggregate fees for services provided by Deloitte & Touche LLP (“Deloitte”) for the years set forth below:

	Year ended December 31,
	2025 ($ in thousands)	2024 ($ in thousands)

Audit Fees(1)	2,170	2,156
Audit-Related Fees(2)	50	50
Tax Fees(3)	36	78
All Other Fees(4)	2	2
Total	2,258	2,286

1.Audit fees consist of fees for professional services provided in connection with the audit of our annual consolidated financial statements, reviews of our quarterly condensed consolidated financial statements, statutory and regulatory filings or engagements, and consents issued in connection with SEC filings.
2.Audit-related fees consist of fees associated with a potential merger and acquisition transaction.
3.Tax fees consist of fees for professional services for tax compliance, tax advice, and tax planning, including providing assistance with federal, state, and international income tax and indirect tax compliance.
4.All other fees consist of fees related to a research tool subscription.

Auditor Independence

In 2025, there were no other professional services provided by Deloitte, other than those listed above, that would have required our Audit Committee to consider their compatibility with maintaining the independence of Deloitte.

Pre-approval Policies and Procedures

Our Audit Committee has implemented a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. All of the services provided were pre-approved to the extent required. During the pre-approval process, the Audit Committee considers the impact of the types of services and the related fees on the independence of the independent registered public accounting firm. The services and fees must be deemed compatible with the maintenance of that firm’s independence, including compliance with rules and regulations of the SEC. Throughout the year, the Audit Committee will review any revisions to the estimates of audit and non-audit fees initially approved.

Stockholder ratification of the selection of Deloitte & Touche as our independent registered public accounting firm is not required by our Bylaws or otherwise. However, our Board is submitting the selection of Deloitte & Touche to the stockholders for ratification as a matter of good corporate practice. If the stockholders fail to ratify the selection, the Audit Committee will reconsider whether or not to retain Deloitte & Touche. Even if the selection is ratified, the Audit Committee in its discretion may direct the appointment of a different independent registered public accounting firm at any time during the year if the Audit Committee determines that such a change would be in the best interests of our Company and our stockholders.

PART IV
Item 15. Exhibits and Financial Statements Schedules
Exhibits
The exhibits listed below are filed as part of this Amendment or are incorporated herein by reference as indicated. Each management contract or compensatory plan or arrangement required to be filed has been identified.

Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of December 17, 2025, by and among Coursera, Inc., Udemy, Inc., and Chess Merger Sub, Inc.	8-K	001-40275	2.1	12/17/2025
3.1	Amended and Restated Certificate of Incorporation, as amended and as currently in effect.	10-Q	001-40275	3.1	8/13/2021
3.2	Amended and Restated Bylaws, as amended and as currently in effect.	10-Q	001-40275	3.2	8/13/2021
4.1	Form of Common Stock Certificate.	S-1	333-253932	4.1	3/5/2021
4.2	Description of Capital Stock.	10-K	001-40275	4.2	3/3/2022
10.1+	Form of Indemnification Agreement between Coursera, Inc. and its directors and officers.	10-Q	001-40275	10.1	10/30/2025
10.2+	Coursera, Inc. 2014 Executive Stock Incentive Plan, as amended, and Forms of Stock Option Agreement, Option Exercise Agreement, and Restricted Stock Award Agreement thereunder.	S-1	333-253932	10.3	3/5/2021
10.3+	Coursera, Inc. 2021 Stock Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise, Notice of Stock Option Grant, Notice of Restricted Stock Unit Award and Agreement, and Notice of Restricted Stock Award and Agreement thereunder.	10-Q	001-40275	10.1	5/11/2021
10.4+	Coursera, Inc. 2021 Employee Stock Purchase Plan.	10-Q	001-40275	10.2	5/11/2021
10.5+	Offer Letter between Coursera, Inc. and Gregory M. Hart, dated January 24, 2025.	10-K	001-40275	10.21	2/24/2025
10.6+	Offer Letter between Coursera, Inc. and Alan B. Cardenas, dated April 4, 2023.	10-K	001-40275	10.19	2/22/2024
10.7+	Offer Letter between Coursera, Inc. and Marcelo Modica, dated June 7, 2024.	10-Q	001-40275	10.1	11/6/2024
10.8+	Offer Letter between Coursera, Inc. and Mike Foley, dated November 13, 2025	10-K	001-40275	10.8	2/23/2026
10.9	Online Course Hosting and Services Agreement by and between DeepLearning.AI. Corp. and Coursera, Inc., dated October 1, 2020.	S-1	333-253932	10.18	3/5/2021
10.10	Consultant and Proprietary Information Nondisclosure Agreement between Coursera, Inc. and Andrew Y. Ng, dated June 1, 2014.	S-1	333-253932	10.19	3/5/2021
10.11	Amended and Restated Investors’ Rights Agreement by and among Coursera, Inc., Future Fund Investment Company No. 4 Pty Ltd., and the investors listed therein, dated July 7, 2020.	S-1	333-253932	10.21	3/5/2021
10.12+	Amended and Restated Non-Employee Director Compensation Policy of the Board of Directors of Coursera, Inc.	10-Q	001-40275	10.1	8/1/2024
10.13+*	Amended and Restated Executive Severance Plan.	10-K	001-40275	10.20	2/24/2025
10.14+	Cash Incentive Compensation Plan.	10-Q	001-40275	10.30	5/1/2025
10.15*	Voting Agreement, dated as of December 17, 2025, by and among Coursera, Inc. and the Udemy Significant Stockholders.	8-K	001-40275	10.1	2/17/2025
10.16+*	Separation Agreement between Coursera, Inc. and Jeffrey N. Maggioncalda dated January 29, 2025.	10-K	001-40275	10.22	2/24/2025
10.17+*	Retention Agreement between Coursera, Inc. and Kenneth R. Hahn dated January 29, 2025.	10-K	001-40275	10.23	2/24/2025
10.18+	Separation Agreement between Coursera, Inc. and Kenneth R. Hahn dated October 30, 2025.	10-K	001-40275	10.18	2/23/2026
10.19+*	Advisory Agreement between Coursera, Inc. and Kenneth R. Hahn dated October 30, 2025.	10-K	001-40275	10.19	2/23/2026
19.1	Insider Trading Policy.	10-K	001-40275	19.1	2/24/2025
21.1	List of Subsidiaries of Coursera, Inc.	10-K	001-40275	21.1	2/23/2026
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	10-K	001-40275	23.1	2/23/2026

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-40275	31.1	2/23/2026
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-40275	31.2	2/23/2026
31.3†	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4†	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-40275	32.1	2/23/2026
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-40275	32.2	2/23/2026
97.1	Coursera, Inc. Senior Executive Compensation Recoupment Policy.	10-K	001-40275	97.1	2/22/2024
99.1*	Voting Agreement, dated as of December 17, 2025, by and among Udemy, Inc. and the Coursera Significant Stockholders.	8-K	001-40275	99.1	12/17/2025
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
_____________________________________________
† Filed herewith.
+ Indicates management contract or compensatory plan or arrangement.
*    The schedules and exhibits to this filing have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#    In accordance with Item 601(b)(32)(ii) of Regulation S‑K and SEC Release No. 34‑47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Amendment and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the Company specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COURSERA, INC.

Date: April 30, 2026	By:	/s/ Gregory M. Hart
Gregory M. Hart
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: April 30, 2026	By:	/s/ Michael Foley
Michael Foley
Senior Vice President, Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)

Appendix A
Fiscal Year 2025 Performance — GAAP to non-GAAP Reconciliations

We monitor the non-GAAP financial measures set forth below used by our management to help us analyze our financial results, establish budgets and operational goals for managing our business, evaluate our performance, and make strategic decisions. Non-GAAP financial measures are not meant to be considered in isolation or as a substitute for, or superior to, comparable GAAP financial measures and should be read only in conjunction with our audited consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). To properly and prudently evaluate our business, we encourage you to review (i) the audited consolidated financial statements and related notes included in our Annual Report and (ii) the reconciliation of our Non-GAAP financial measures below, as well as those included in our Annual Report. You should not rely on any single financial measure to evaluate our business. In addition, because Adjusted EBITDA, Adjusted EBITDA Margin, and Free Cash Flow are susceptible to varying calculations, such Non-GAAP financial measures, as presented herein and in our Annual Report, may differ from, and may therefore not be comparable to, similarly titled measures used by other companies.

In this Amendment, particularly in the section “Executive Compensation—Compensation Discussion and Analysis,” we use the following non-GAAP financial measures: Adjusted EBITDA, Adjusted EBITDA Margin, and Free Cash Flow. A reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure is provided below.

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
The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Year Ended December 31,
	2025	2024
	(in millions, except percentages)

Net loss	$(51.0)	$(79.5)
Depreciation and amortization	28.8	25.1
Interest income, net	(32.0)	(36.7)
Income tax expense	5.1	1.0
Other expense, net	0.5	2.0
Stock-based compensation expense	96.7	108.1
Payroll tax expense related to stock-based compensation	2.8	2.9
M&A related transaction costs	11.9	3.4
Significant and non-recurring legal and regulatory matters	1.6	6.3
Restructuring related charges	(0.9)	8.9
Adjusted EBITDA	$63.5	$41.5

Net loss margin	(6.7)%	(11.4)%
Adjusted EBITDA Margin	8.4%	6.0%
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

The following table provides a reconciliation of net cash provided by (used in) operating activities, the most directly comparable GAAP financial measure, to Free Cash Flow:

	Year Ended December 31,
	2025	2024
	(in millions)

Net cash provided by operating activities	$108.7	$95.4
Less: purchases of property, equipment, and software	(1.5)	(1.6)
Less: capitalized internal-use software costs	(18.1)	(17.2)
Less: purchases of content assets	(10.6)	(17.3)
Free Cash Flow	$78.5	$59.3