Form 10-Q
period 2026-03-31
Coursera, Inc.
filed 2026-04-30
CIK 1651562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except par value amounts)
(Unaudited)

	March 31, 2026	December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$789.8	$792.6
Accounts receivable, net	60.0	65.4
Deferred costs, net	19.0	19.6
Prepaid expenses and other current assets	24.6	20.5
Total current assets	893.4	898.1
Property, equipment, and software, net	45.5	43.4
Intangible assets, net	30.9	27.1
Other assets	30.7	31.4
Total assets	$1,000.5	$1,000.0
Liabilities and Stockholders’ Equity
Current liabilities:
Content liabilities	$98.3	$100.0
Other accounts payable and accrued expenses	31.0	29.8
Accrued compensation and benefits	21.4	36.7
Deferred revenue, current	200.1	180.9
Other current liabilities	11.6	10.5
Total current liabilities	362.4	357.9
Deferred revenue, non-current	1.5	1.4
Other liabilities	4.8	5.0
Total liabilities	368.7	364.3
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10.0 shares authorized and no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value—300.0 shares authorized as of March 31, 2026 and December 31, 2025; 169.3 shares issued and outstanding as of March 31, 2026, and 167.9 shares issued and outstanding as of December 31, 2025	—	—
Additional paid-in capital	1,563.5	1,546.9
Accumulated deficit	(931.7)	(911.2)
Total stockholders’ equity	631.8	635.7
Total liabilities and stockholders’ equity	$1,000.5	$1,000.0
See Notes to Condensed Consolidated Financial Statements.

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$195.7	$179.3
Cost of revenue	87.1	81.4
Gross profit	108.6	97.9
Operating expenses:
Research and development	31.3	29.5
Sales and marketing	69.3	56.8
General and administrative	33.3	26.9
Restructuring related charges	—	(0.9)
Total operating expenses	133.9	112.3
Loss from operations	(25.3)	(14.4)
Interest income, net	7.1	7.8
Other (expense) income, net	(0.9)	0.3
Loss before income taxes	(19.1)	(6.3)
Income tax expense	1.4	1.5
Net loss and comprehensive loss	$(20.5)	$(7.8)
Net loss per share—basic and diluted	$(0.12)	$(0.05)
Weighted average shares used in computing net loss per share—basic and diluted	168.7	160.7
See Notes to Condensed Consolidated Financial Statements.

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance—December 31, 2025	167.9	$—	$1,546.9	—	$—	$(911.2)	$635.7
Exercise of stock options	0.1	—	0.2	—	—	—	0.2
Vesting of restricted stock units, net of tax withholdings	1.3	—	(5.9)	—	—	—	(5.9)
Stock-based compensation	—	—	22.3	—	—	—	22.3
Net loss	—	—	—	—	—	(20.5)	(20.5)
Balance—March 31, 2026	169.3	$—	$1,563.5	—	$—	$(931.7)	$631.8
Balance—December 31, 2024	160.1	$—	$1,506.7	5.2	$(49.1)	$(860.2)	$597.4
Exercise of stock options	0.3	—	(1.3)	(0.3)	2.5	—	1.2
Vesting of restricted stock units, net of tax withholdings	0.9	—	(15.0)	(0.9)	8.8	—	(6.2)
Stock-based compensation	—	—	25.9	—	—	—	25.9
Net loss	—	—	—	—	—	(7.8)	(7.8)
Balance—March 31, 2025	161.3	$—	$1,516.3	4.0	$(37.8)	$(868.0)	$610.5
See Notes to Condensed Consolidated Financial Statements.

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(20.5)	$(7.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7.5	7.1
Stock-based compensation expense	20.3	24.2
Other	0.5	0.1
Changes in operating assets and liabilities:
Accounts receivable, net	5.4	(0.1)
Prepaid expenses and other assets	(3.0)	1.0
Accounts payable and accrued expenses	(0.7)	(4.2)
Accrued compensation and other liabilities	(14.2)	(12.4)
Deferred revenue	19.3	25.6
Net cash provided by operating activities	14.6	33.5
Cash flows from investing activities:
Purchases of content assets	(5.8)	(4.1)
Capitalized internal-use software costs	(5.6)	(3.6)
Purchases of property, equipment, and software	(0.2)	(0.5)
Net cash used in investing activities	(11.6)	(8.2)
Cash flows from financing activities:
Proceeds from exercise of stock options	0.2	1.2
Payments for tax withholding on vesting of restricted stock units	(5.9)	(6.2)
Net cash used in financing activities	(5.7)	(5.0)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(2.7)	20.3
Cash, cash equivalents, and restricted cash—beginning of period	793.4	728.4
Cash, cash equivalents, and restricted cash—end of period	$790.7	$748.7

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$1.6	$0.2
Supplemental disclosure of noncash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$2.0	$1.7
Unpaid purchases of content assets	$1.5	$0.9
See Notes to Condensed Consolidated Financial Statements.

COURSERA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
1.    BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) of Coursera, Inc., a Delaware public benefit corporation, and its subsidiaries (“Coursera,” the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These Condensed Consolidated Financial Statements (Unaudited) have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of our financial information. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other interim period or for any other future year.
These Condensed Consolidated Financial Statements (Unaudited) should be read in conjunction with the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 23, 2026 (“Form 10-K”).
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
Reporting Segments
We conduct our operations through two reporting segments: Consumer and Enterprise. Refer to Note 12 for additional information.
Transaction with Udemy
On December 17, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to combine with Udemy, Inc. (“Udemy”), an online learning platform. Under the terms of the Merger Agreement, each issued and outstanding share of Udemy common stock would be converted into the right to receive 0.800 shares of our common stock. On April 9, 2026, the stockholders of both Coursera and Udemy approved the Merger, which is subject to the receipt of required regulatory approvals, and other customary closing conditions.
2.    SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The Condensed Consolidated Financial Statements (Unaudited) include the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Comprehensive Loss
We have no other comprehensive income (loss) items for the periods presented. As a result, our net loss and comprehensive loss were the same for the periods presented, and we have not included separate Condensed Consolidated Statements of Comprehensive Loss (Unaudited) as a part of these Condensed Consolidated Financial Statements (Unaudited).
Summary of Significant Accounting Policies
There have been no significant changes to our significant accounting policies as of and for the three months ended March 31, 2026 as compared to the significant accounting policies described in our Form 10-K.
Concentrations of Risk
Financial instruments that potentially subject us to concentration of credit risk consist of cash and cash equivalents. We only invest in high-credit-quality instruments and maintain our cash equivalents in fixed-income securities. We place our cash primarily with domestic financial institutions that are federally insured within statutory limits.
For the purpose of assessing the concentration of credit risk with respect to accounts receivable and significant customers, we treat a group of customers under common control or customers that are affiliates of each other as a single customer. For the three months ended March 31, 2026 and 2025, we did not have any customers that accounted for more than 10% of our revenue. As of March 31, 2026, we did not have any customers that accounted for more than 10% of our net accounts receivable balance.
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
3.    REVENUE RECOGNITION
Deferred Revenue
Revenue recognized during the three months ended March 31, 2026 and 2025, which was included in the corresponding deferred revenue balance at the beginning of each year, was $90.8 million and $82.1 million.
Remaining Performance Obligations
Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue in the Condensed Consolidated Balance Sheets and unbilled amounts that will be recognized as revenue in future periods. As of March 31, 2026, we had remaining performance obligations of $355.1 million and expect to recognize approximately 74% as revenue over the next 12 months and the remainder thereafter.
Costs to Obtain and Fulfill Contracts
The following table presents our capitalization and amortization of commissions and related payroll tax expenditures recorded within sales and marketing in the Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended March 31,
Commissions and related payroll tax expenditures:	2026	2025
Capitalization	$3.1	$1.7
Amortization	$3.8	$3.9
Deferred commissions and related payroll tax expenditures, which are included in deferred costs and other assets, were as follows:

	March 31, 2026	December 31, 2025
Deferred costs, net	$12.7	$12.8
Other assets	$11.3	$11.9

4.    INVESTMENTS
Investments Measured at Fair Value on a Recurring Basis
The following table summarizes our investments measured at fair value on a recurring basis by balance sheet classification and investment type:

	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value - Level 1	Amortized Cost	Fair Value - Level 1
Cash equivalents—U.S. Treasury securities	$561.7	$561.7	$556.6	$556.6
Cash equivalents—money market funds	202.1	202.1	206.7	206.7
Total cash equivalents	$763.8	$763.8	$763.3	$763.3
Gross unrealized and realized gains and losses related to our cash equivalents were not material for the three months ended March 31, 2026 and 2025.
Investments Measured at Fair Value on a Nonrecurring Basis
Our existing equity investments are remeasured at fair value on a nonrecurring basis when an identifiable event or change in circumstance may have a significant adverse impact on its fair value. No such events or changes occurred during the three months ended March 31, 2026 and 2025.
5.    CONSOLIDATED BALANCE SHEET COMPONENTS
Restricted Cash
The reconciliation of cash, cash equivalents, and restricted cash was as follows:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$789.8	$792.6
Restricted cash, non-current	0.9	0.8
Total cash, cash equivalents, and restricted cash	$790.7	$793.4
Accounts Receivable, Net
Accounts receivable, net consisted of the following:

	March 31, 2026	December 31, 2025
Billed accounts receivable, net of allowance for credit losses	$45.7	$58.0
Unbilled accounts receivable	14.3	7.4
Accounts receivable, net	$60.0	$65.4

Property, Equipment, and Software, Net
Property, equipment, and software, net consisted of the following:

	March 31, 2026	December 31, 2025
Internal-use software and website development	$121.3	$113.6
Computer equipment and purchased software	2.9	2.8
Leasehold improvements	1.0	1.1
Furniture and fixtures	0.8	0.8
Total property, equipment, and software	126.0	118.3
Less accumulated depreciation and amortization	(80.5)	(74.9)
Property, equipment, and software, net	$45.5	$43.4
The following table presents depreciation and amortization expense related to property, equipment, and software as well as the portion of amortization expense related to internal-use software and website development that is recorded within cost of revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended March 31,
	2026	2025
Depreciation and amortization expense	$5.6	$5.0
Amortization expense for internal-use software and website development	$5.3	$4.7
Intangible Assets, Net
Intangible assets, net consisted of the following:

	March 31, 2026			December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Content assets	$48.7	$(17.8)	$30.9	$43.1	$(16.0)	$27.1
Intangible assets	$48.7	$(17.8)	$30.9	$43.1	$(16.0)	$27.1
Capitalization of content assets and amortization expense for intangible assets were as follows:

	Three Months Ended March 31,
	2026	2025
Capitalization of content assets	$5.7	$2.8
Amortization expense for intangible assets	$1.9	$2.1
As of March 31, 2026, future expected amortization expense for intangible assets was as follows:

Remainder of 2026	$6.3
2027	8.1
2028	7.8
2029	5.8
2030	2.6
Thereafter	0.3
Total	$30.9

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
Our effective tax rate for the three months ended March 31, 2026 and 2025 was (7.3%) and (23.1%). The difference between the effective tax rate and the U.S. federal statutory rate is primarily due to a valuation allowance for our federal and state net deferred tax assets, income taxes on foreign operations, United States (“U.S.”) state income taxes, and stock-based compensation expense.
As of March 31, 2026, we continued to have a full valuation allowance against our U.S. federal and state deferred tax assets. Management regularly evaluates the realizability of our deferred tax assets. Adjustments are recorded to income during the period in which management makes the determination a deferred tax asset is more likely than not to be realized.
8.    NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(20.5)	$(7.8)
Denominator:
Weighted-average shares used in computing net loss per share—basic and diluted	168.7	160.7
Net loss per share—basic and diluted	$(0.12)	$(0.05)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Restricted stock units (“RSUs”)	20.1	19.6
Common stock options	11.0	13.9
Performance stock units (“PSUs”)	1.0	0.4
ESPP stock purchase rights (“ESPP Rights”)	0.5	0.5
Total	32.6	34.4
9.    COMMITMENTS AND CONTINGENCIES
Purchase Obligations
Our purchase obligations primarily relate to a third-party cloud infrastructure agreement, subscription arrangements, and service agreements used to facilitate our operations. As of March 31, 2026, we had approximately $8.4 million in future minimum payments due under our non-cancelable purchase obligations with a remaining term in excess of one year. These are expected to be paid through 2028.

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
10.    EMPLOYEE BENEFIT PLANS
Stock Incentive Plans
As of March 31, 2026, 18.6 million shares and 7.7 million shares of our common stock were reserved for future issuance under our 2021 Stock Incentive Plan (the “2021 Plan”) and 2021 Employee Stock Purchase Plan (the “ESPP”). Shares issuable under the 2021 Plan and the ESPP may be drawn from authorized but unissued shares or from treasury stock. In 2024, we began settling stock option exercises, vesting of RSUs, and ESPP purchases by reissuing shares of our common stock from treasury stock. In September 2025, we reissued all of our remaining treasury stock.
Stock Options
We grant stock options at prices equal to the grant date fair value. Typically, these stock options expire ten years from the grant date and vest ratably over a four-year service period.
Stock option activity for the three months ended March 31, 2026 was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balance—December 31, 2025	11.1	$8.63	6.54	$6.1
Exercised	(0.1)	2.48
Balance—March 31, 2026	11.0	$8.67	6.31	$2.5
Options vested	6.2	$9.16	4.46	$2.5

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
In 2025 and 2026, we granted PSUs to certain executives under the 2021 Plan. PSU grants have both performance and service-based vesting conditions. The ultimate number of units that will vest is determined based on the achievement of annual revenue against a pre-established target (with defined threshold and maximum amounts ranging from 50% to 150%, for 2025 grants, and 50% to 200%, for 2026 grants, of target). If annual revenue is below the threshold amount, none of the PSUs will vest. For 2025 grants, if annual revenue is equal to or exceeds the threshold amount, 25% of the PSUs ultimately granted will vest after one year, and 6.25% of the remaining PSUs will vest quarterly over the subsequent three years. For 2026 grants, if annual revenue is equal to or exceeds the threshold amount, the PSUs ultimately granted will vest 100% after one year. Additionally, in March 2026, our Senior Vice President, Chief Financial Officer and Treasurer was granted PSUs in connection with his permanent appointment to that role. These PSUs have the same annual revenue target and threshold and maximum amounts as the 2026 grants, but 25% of the PSUs ultimately granted will vest after one year, and 6.25% of the remaining PSUs will vest quarterly over the subsequent three years. The fair value of each unit is determined on the grant date, and the related stock-based compensation expense is recognized using the accelerated attribution method. We evaluate the vesting conditions on a quarterly basis and recognize stock-based compensation expense if the achievement of the performance condition is probable.
RSU and PSU activity for the three months ended March 31, 2026 was as follows:

	RSUs			PSUs
	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested balance—December 31, 2025	17.2	$9.56	$126.3	0.6	$9.17	$4.4
Granted(1)	5.7	5.89		0.5	6.02
Vested(2)	(2.3)	10.19		(0.1)	8.14
Forfeited	(0.5)	9.99		—	—
Unvested balance—March 31, 2026	20.1	$8.44	$116.8	1.0	$7.83	$5.7

(1) For PSUs, the amount presented as the number of units granted is based on the performance condition being achieved at the target level. Once the performance period is complete, the number of units that will vest may range from 0% to 200% of the target amount based on actual performance.

(2) Includes the service-based vesting in the three months ended March 31, 2026 of the 0.5 million units or 110.66% of PSUs granted in 2025, certified as vested by our Human Resources and Compensation Committee in February 2026 based on attainment against the pre-established annual revenue target.

Stock-Based Compensation Expense
Stock-based compensation expense is classified in the Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$0.6	$0.7
Research and development	7.6	8.6
Sales and marketing	4.9	4.9
General and administrative	7.2	11.6
Restructuring related charges	—	(1.6)
Total	$20.3	$24.2
We capitalized $2.0 million and $1.7 million of stock-based compensation related to our internal-use software during the three months ended March 31, 2026 and 2025.
The table below presents unrecognized employee compensation cost related to unvested shares and the weighted-average period over which it is expected to be recognized:

	March 31, 2026
	Unrecognized Employee Compensation Cost Related to Unvested Shares	Weighted-Average Period Over Which the Compensation Is Expected to Be Recognized (in Years)
RSUs	$149.0	2.8
Common stock options	18.2	2.7
PSUs	4.2	3.2
ESPP Rights	2.0	0.7
Common Stock Reserved for Issuance
The following table presents total shares of our common stock reserved for future issuance:

	March 31, 2026	December 31, 2025
RSUs outstanding	20.1	17.2
Stock options outstanding	11.0	11.1
PSUs outstanding	1.0	0.6
Shares available for future grants	26.3	20.8
Total shares of common stock reserved	58.4	49.7
401(k) Plan
We have a 401(k) savings plan that provides for a discretionary employer-matching contribution. We made matching contributions of $0.9 million to the plan for the three months ended March 31, 2026 and 2025.
11.    RELATED PARTY TRANSACTIONS
We have an ongoing content sourcing agreement with DeepLearning.AI Corp (“DeepLearning.AI”), which is owned by our chairman and co-founder, Dr. Andrew Ng. This agreement was entered into in the ordinary course of business and subject to standard commercial terms. Fees associated with this agreement are included within cost of revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss. We recognized content fees under this agreement of $1.9 million and $2.2 million during the three months ended March 31, 2026 and 2025. Related content liabilities were $1.9 million and $4.1 million as of March 31, 2026 and December 31, 2025.

12.    SEGMENT AND GEOGRAPHIC INFORMATION
Segment Information
Our chief operating decision maker (“CODM”) is our Chief Executive Officer. Based on how our CODM assesses performance and allocates resources, we have identified two reporting segments: Consumer and Enterprise. This is also consistent with how we disaggregate revenue.
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
Financial information for each reportable segment was as follows:

	Three Months Ended March 31,
	2026			2025
	Consumer	Enterprise	Consolidated	Consumer	Enterprise	Consolidated
Revenue	$129.5	$66.2	$195.7	$117.6	$61.7	$179.3
Segment content costs	47.7	19.3	67.0	45.2	18.5	63.7
Segment gross profit	$81.8	$46.9	$128.7	$72.4	$43.2	$115.6
Segment gross profit margin	63.2%	70.8%	65.8%	61.6%	70.0%	64.5%

Other costs of revenue:
Platform operation and maintenance costs			12.3			10.2
Amortization of internal-use software			5.3			4.7
Amortization of intangible assets			1.9			2.1
Stock-based compensation expense			0.6			0.7
Cost of revenue			$87.1			$81.4
Gross profit			$108.6			$97.9
Gross profit margin			55.5%			54.6%

Geographic Information
Revenue
The following table summarizes the revenue by region based on the billing address of our customers:

	Three Months Ended March 31,
	2026	2025
United States	$95.9	$93.0
Europe, Middle East, and Africa	47.9	43.4
Asia Pacific	31.6	24.8
Other	20.3	18.1
Total	$195.7	$179.3
No single country other than the United States represented 10% or more of our total revenue during the three months ended March 31, 2026 and 2025.
Long-lived Assets
The following table presents our long-lived assets, consisting of property, equipment, and software, net of depreciation and amortization, and operating lease right-of-use assets, by geographic region:

	March 31, 2026	December 31, 2025
United States	$47.3	$45.2
Rest of World	2.4	2.7
Total	$49.7	$47.9
13.    RESTRUCTURING RELATED CHARGES
In October 2024, we announced a commitment to reduce overall expenses, focus our efforts, and prioritize future investments in key initiatives that we expect will drive long-term, sustainable growth. This initiative resulted in a reduction of our global workforce by approximately 9%, creating capacity for targeted investments, as well as incremental profitability. As a result, we recognized restructuring related charges of $0.7 million, made cash payments of $5.2 million, and recognized a reversal of stock-based compensation of $1.6 million due to the forfeiture of RSUs and stock options during the three months ended March 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following section discusses financial condition and results of operations of Coursera, Inc. and its subsidiaries (“Coursera,” the “Company,” “we,” “us,” or “our”) and should be read in conjunction with our Condensed Consolidated Financial Statements (Unaudited) and the related notes included in Item 1 of Part I of this report and together with our Consolidated Financial Statements and the related notes and the discussions under the heading “Management’s Discussions and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2025 included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 23, 2026 (“Form 10-K”).
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
•the expected timing and benefits of our proposed merger with Udemy, Inc. (“Udemy”);
•the acceptance, adoption, and growth of online learning and credentialing;
•market acceptance and demand for our platform and offerings;
•the potential benefits of our solutions to learners and content creators;
•anticipated launch dates of new content creator programs;
•our business model;
•our expectations of our future financial performance, including revenue, expenses, and profitability;
•our ability to develop industry micro-credentials and accredited degree programs;
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
•our ability to deliver tools that content creators can use to align with evolving workforce needs;
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
•our ability to maintain an effective pricing structure;
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
We partner with over 375 content creators, including universities and industry organizations, to develop and distribute educational content that is modular, flexible, and affordable. As of March 31, 2026, the platform had approximately 205 million cumulative Registered Learners.

Coursera offers a range of learning products to meet diverse educational and professional development needs, from hands-on labs to build practical skills to industry micro-credentials and accredited degree programs that can advance a career. We continue to invest in platform capabilities to enhance and personalize the delivery of skills at global scale. Recent innovations include generative AI-powered features for tutoring, translations, interactive role play, and custom course authoring, as well as role-based solutions like Skills Tracks. These tools enable content creators and institutions to deliver targeted learning aligned with evolving workforce needs. Organizations across the public and private sectors use Coursera to upskill and reskill employees, students, and citizens in fields such as generative AI, data science, technology, and business.
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
Recent Developments
Transaction with Udemy
On December 17, 2025, Coursera and Udemy, Inc. entered into a definitive merger agreement (the “Merger Agreement”) pursuant to which Coursera will combine with Udemy in an all-stock transaction (the “Merger”). Under the terms of the Merger Agreement, each issued and outstanding share of Udemy common stock would be converted into the right to receive 0.800 shares of our common stock. The transaction has been unanimously approved by the Boards of Directors of both Coursera and Udemy.

On April 9, 2026, the transaction was approved by Coursera and Udemy stockholders. The transaction remains subject to the remaining regulatory approval processes and customary closing conditions.
Key Financial Results for First Quarter 2026
•Total revenue was $195.7 million, up 9% from $179.3 million a year ago.
•Gross profit was $108.6 million, compared to $97.9 million a year ago. Non-GAAP gross profit was $110.8 million, compared to $100.1 million a year ago.
•Net loss was $(20.5) million, compared to $(7.8) million a year ago. Non-GAAP net income was $12.4 million, compared to $19.7 million a year ago.
•Net loss per share was $(0.12), compared to $(0.05) a year ago. Non-GAAP net income per share was $0.07, compared to $0.12 a year ago.
•Adjusted EBITDA was $13.5 million, compared to $18.7 million a year ago.
•Net cash provided by operating activities was $14.6 million, compared to $33.5 million a year ago. Free Cash Flow was $3.0 million, compared to $25.3 million a year ago.
The foregoing highlights mention both GAAP and non-GAAP financial measures. For definitions of our non-GAAP financial measures and why we believe they are useful, please see “Non-GAAP Financial Measures” below.
Organizational Updates and Strategic Realignment
CFO Appointment
On November 13, 2025, the Board appointed Michael Foley to serve as Senior Vice President, Chief Financial Officer and Treasurer, and principal financial officer on an interim basis. Effective January 3, 2026, the Board designated Mr. Foley to also serve as our principal accounting officer. Effective March 16, 2026, our Board appointed Michael Foley to serve in these roles on a permanent basis.

Restructuring and Expense Reduction Initiatives
In October 2024, we announced a commitment to reducing overall expenses, focus our efforts, and prioritize future investments in key initiatives that we expect will drive long-term, sustainable growth. This initiative resulted in a reduction of our global workforce by approximately 9%, creating capacity for targeted investments, as well as incremental profitability. As a result, we recognized restructuring related charges of $0.7 million, made cash payments of $5.2 million, and also recognized a reversal of stock-based compensation of $1.6 million due to the forfeiture of RSUs and stock options during the three months ended March 31, 2025.
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
Impact of mix shift over time. The mix of our business between our Consumer and Enterprise segments shifts periodically, which can affect our financial performance. We typically incur content costs in the form of fees paid to our content creators, calculated as a percentage of net revenue generated from their content. In 2025, we began compensating our content creators based on learner engagement rather than enrollment rates. This change incentivizes the development of more engaging content, supports innovation in learning formats, and better aligns incentives across the diverse content types offered on our platform.
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
Results of Operations
The following table summarizes our results of operations, which are not necessarily indicative of results to be expected for future periods.

	Three Months Ended March 31,
	2026	2025
	(in millions)
Revenue	$195.7	$179.3
Cost of revenue(1)	87.1	81.4
Gross profit	108.6	97.9
Operating expenses:
Research and development(1)	31.3	29.5
Sales and marketing(1)	69.3	56.8
General and administrative(1)	33.3	26.9
Restructuring related charges(1)	—	(0.9)
Total operating expenses	133.9	112.3
Loss from operations	(25.3)	(14.4)
Interest income, net	7.1	7.8
Other (expense) income, net	(0.9)	0.3
Loss before income taxes	(19.1)	(6.3)
Income tax expense	1.4	1.5
Net loss	$(20.5)	$(7.8)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Cost of revenue	$0.6	$0.7
Research and development	7.6	8.6
Sales and marketing	4.9	4.9
General and administrative	7.2	11.6
Restructuring related charges	—	(1.6)
Total stock-based compensation expense	$20.3	$24.2

The following table summarizes our results of operations as a percentage of revenue:

	Three Months Ended March 31,
	2026	2025
Revenue	100.0%	100.0%
Cost of revenue	44.5	45.4
Gross profit	55.5	54.6
Operating expenses:
Research and development	16.0	16.5
Sales and marketing	35.4	31.7
General and administrative	17.0	15.0
Restructuring related charges	—	(0.5)
Total operating expenses	68.4	62.7
Loss from operations	(12.9)	(8.1)
Interest income, net	3.6	4.4
Other (expense) income, net	(0.5)	0.2
Loss before income taxes	(9.8)	(3.5)
Income tax expense	0.7	0.9
Net loss	(10.5)%	(4.4)%
Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in millions, except percentages)
Revenue:
Consumer	$129.5	$117.6	$11.9	10%
Enterprise	66.2	61.7	4.5	7%
Total revenue	$195.7	$179.3	$16.4	9%
Revenue for the three months ended March 31, 2026 was $195.7 million, an increase of $16.4 million, or 9%, compared to $179.3 million for the prior-year quarter. Revenue growth was primarily driven by a 17% increase in the average total number of Registered Learners, resulting in more paid learners, and a 5% increase in the average total number of Paid Enterprise Customers with growth supported by increased Coursera Plus subscription adoption, ongoing platform improvements, and localized pricing, payment, and promotional capabilities.
Consumer revenue for the three months ended March 31, 2026 increased by $11.9 million, or 10%, compared to the prior-year quarter. This increase was primarily driven by growth in subscription revenue from Coursera Plus, partially offset by a decline in direct purchases of Specializations.
Enterprise revenue for the three months ended March 31, 2026 increased by $4.5 million, or 7%, compared to the prior-year quarter, attributable to an increase in new customers. Acquisitions of new customers drove an increase of $9.1 million, partially offset by a $4.6 million decrease due to contraction of existing customer spend.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in millions, except percentages)
Cost of revenue	$87.1	$81.4	$5.7	7%
Gross profit	$108.6	$97.9	$10.7	11%
Gross margin	55.5%	54.6%
Cost of revenue for the three months ended March 31, 2026 was $87.1 million compared to $81.4 million for the prior-year quarter. The primary driver of the increase was revenue growth, which resulted in an increase of $3.3 million in content-related costs and a $1.1 million increase in platform costs.
Content costs for the Consumer segment were $47.7 million and $45.2 million for the three months ended March 31, 2026 and 2025, with content costs as a percentage of revenue of 36.8% and 38.4% for the same periods. Content costs for the Enterprise segment were $19.3 million and $18.5 million for the three months ended March 31, 2026 and 2025, with content costs as a percentage of revenue of 29.2% and 30.0% for the same periods. Content costs as a percentage of revenue for both segments decreased due to higher learner engagement in content created under production arrangements with lower revenue share, and from the introduction of the platform maintenance fee in January 2026.
Gross margin was 55.5% for the three months ended March 31, 2026, an increase from 54.6% for the prior year quarter. The increase in gross margin was driven by lower content cost rates in both our Consumer and Enterprise segments.
Operating Expenses

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in millions, except percentages)
Operating expenses:
Research and development	$31.3	$29.5	$1.8	6%
Sales and marketing	69.3	56.8	12.5	22%
General and administrative	33.3	26.9	6.4	24%
Restructuring related charges	—	(0.9)	0.9	nm
Total operating expenses	$133.9	$112.3	$21.6	19%
Total operating expenses for the three months ended March 31, 2026 were $133.9 million compared to $112.3 million for the prior year quarter.
Research and development expenses for the three months ended March 31, 2026 were $31.3 million compared to $29.5 million for the prior-year quarter. This increase was primarily due to higher software-related expenses of $2.0 million, partially offset by a decrease of $1.0 million in stock-based compensation expense.
Sales and marketing expenses for the three months ended March 31, 2026 were $69.3 million compared to $56.8 million for the prior-year quarter. The increase was primarily due to an increase in marketing and advertising expenses of $9.5 million and personnel-related expenses of $1.6 million.
General and administrative expenses for the three months ended March 31, 2026 were $33.3 million compared to $26.9 million for the prior-year quarter. This increase was primarily driven by an increase of $6.2 million and $3.8 million in expenses related to M&A transaction costs and integration related costs, respectively, associated with the merger with Udemy, partially offset by a decrease of $4.5 million in stock-based compensation expense primarily related to our CEO leadership transition in the prior-year quarter.

Restructuring related charges for the three months ended March 31, 2025 were $(0.9) million, primarily consisting of the reversal of stock-based compensation expense for the forfeitures of RSUs and stock options, mostly offset by personnel expenses, such as employee severance and benefits costs, related to our October 2024 expense reduction initiative. Refer to Note 13, Restructuring Related Charges, included in Part I, Item 1 of this Form 10-Q for further information.
Other Income (Expense)

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in millions, except percentages)
Interest income, net	$7.1	$7.8	$(0.7)	(9)%
Other (expense) income, net	(0.9)	0.3	(1.2)	nm
Total other income, net	$6.2	$8.1	$(1.9)	(23)%
Total other income, net for the three months ended March 31, 2026 was primarily comprised of interest income earned on cash and cash equivalents. Interest income, net decreased during the three months ended March 31, 2026 compared to the prior year quarter, primarily due to lower interest rates and a reduced average rate of return on investments in United States (“U.S.”) Treasury securities. Other (expense) income, net for the three months ended March 31, 2026 and 2025 were primarily comprised of unrealized foreign exchange gains and losses. Our foreign subsidiaries’ operating costs are typically denominated in local currencies and are subject to foreign currency fluctuations. We also maintain foreign-currency cash and cash equivalents in our foreign subsidiaries to support their ongoing operations.
Income Tax Expense

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in millions, except percentages)
Income tax expense	$1.4	$1.5	$(0.1)	(7)%
Income tax expense for the three months ended March 31, 2026 and 2025 was primarily related to state and foreign taxes.
Liquidity and Capital Resources
Overview
As of March 31, 2026, our principal source of liquidity was cash and cash equivalents totaling $789.8 million.
Since our inception, we have financed our operations primarily through proceeds from the issuance of redeemable convertible preferred stock, our initial public offering completed in April 2021 (the “IPO”), and cash generated from business operations. Our principal uses of cash in the three months ended March 31, 2026 and 2025 include the funding of our business operations, investments in our internal-use software, and purchases of content assets.
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

Contractual Obligations and Commitments
Except as discussed in Note 6, Leases, and Note 9, Commitments and Contingencies, included in Part I, Item 1 of this Form 10-Q, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the three months ended March 31, 2026 as compared to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in our Form 10-K.
Cash Flows
The following table summarizes our cash flows:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Net cash provided by operating activities	$14.6	$33.5
Net cash used in investing activities	(11.6)	(8.2)
Net cash used in financing activities	(5.7)	(5.0)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(2.7)	$20.3
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
For the three months ended March 31, 2026, net cash provided by operating activities was $14.6 million, primarily resulting from a net loss of $20.5 million adjusted for non-cash charges of $28.3 million and improved working capital driven by (i) deferred revenue growth, partially offset by (ii) the payout of annual and commission-based incentive compensation.
For the three months ended March 31, 2025, net cash provided by operating activities was $33.5 million, primarily resulting from improved operating leverage and working capital driven by (i) deferred revenue growth, partially offset by (ii) the payout of annual and commission-based incentive compensation as well as severance related to our expense reduction initiative.
Cash provided by operating activities decreased by $18.9 million during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to M&A transaction costs and integration related costs, associated with the merger with Udemy, including $11.1 million in cash payments of M&A transaction costs made during the three months ended March 31, 2026.
Investing Activities
For the three months ended March 31, 2026 and 2025, net cash used in investing activities was $11.6 million and $8.2 million, due to (i) purchases of content assets, (ii) capitalized internal-use software costs, and (iii) purchases of property, equipment, and software.
Financing Activities
For the three months ended March 31, 2026 and 2025, net cash used in financing activities was $5.7 million and $5.0 million, due to (i) payments for tax withholding on vesting of RSUs, partially offset by (ii) proceeds from the exercise of stock options.

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

	Three Months Ended March 31,
	2026	2025
	(in millions)
New Registered Learners	7.6	7.1

	March 31,
	2026	2025
	(in millions, except percentages)
Total Registered Learners	205	175
Total Registered Learners year-over-year (“YoY”) growth	17%
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
For the three months ended March 31, 2026, approximately 94% of Enterprise revenue was generated from our Paid Enterprise Customers. We believe that the number of Paid Enterprise Customers and our ability to increase this number is an important indicator of the growth of our Enterprise segment and future Enterprise segment revenue trends.

	March 31,
	2026	2025
Paid Enterprise Customers	1,729	1,651
YoY growth	5%

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
Our Net Retention Rate for Paid Enterprise Customers was 90% for the three months ended March 31, 2026 compared to 91% for the three months ended March 31, 2025. The decrease was primarily the result of customer attrition within Coursera for Business partially offset by expansion of Coursera for Government customers. Our Net Retention Rate for Paid Enterprise Customers is expected to fluctuate in future periods due to a number of factors, including the growth of our revenue base, the penetration within our Paid Enterprise Customer base, expansion of products and features, and our ability to retain and expand our Paid Enterprise Customers.

	Three Months Ended March 31,
	2026	2025
Net Retention Rate for Paid Enterprise Customers	90%	91%
YoY change	(1)%
Segment Revenue
We generate revenue from two reportable segments: Consumer and Enterprise.

	Three Months Ended March 31,
	2026	2025
	(in millions, except percentages)
Consumer revenue	$129.5	$117.6
YoY growth	10%
Enterprise revenue	$66.2	$61.7
YoY growth	7%
Total revenue	$195.7	$179.3
YoY growth	9%
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

	Three Months Ended March 31,
	2026	2025
	(in millions, except percentages)
Consumer gross profit	$81.8	$72.4
Consumer segment gross margin %	63.2%	61.6%
Enterprise gross profit	$46.9	$43.2
Enterprise segment gross margin %	70.8%	70.0%
Consumer segment gross margin increased to 63.2% for the three months ended March 31, 2026 up from 61.6% for the three months ended March 31, 2025. Enterprise segment gross margin increased to 70.8% for the three months ended March 31, 2026 compared to 70.0% for the prior-year period. The improvements in gross margin were primarily the result of lower content cost rates in both our Consumer and Enterprise segments for the three months ended March 31, 2026, due to higher learner engagement in content created under new production arrangements with lower revenue share, as well as from the introduction of the platform maintenance fee in January 2026.
Non-GAAP Financial Measures
Non-GAAP Gross Profit, Non-GAAP Net Income, and Non-GAAP Net Income Per Share
We define non-GAAP gross profit and non-GAAP net income as GAAP gross profit and GAAP net loss excluding: (i) stock-based compensation expense; (ii) amortization of stock-based compensation expense capitalized as internal-use software costs; (iii) payroll tax expense related to stock-based compensation; (iv) M&A related transaction costs; (v) integration costs, (vi) costs and settlement (gains) losses related to significant and non-recurring legal and regulatory matters, net of insurance recoveries; and (vii) restructuring related charges. Non-GAAP net income per share is calculated by dividing non-GAAP net income by the diluted weighted average shares of common stock outstanding. We believe the presentation of these adjusted operating results provides useful supplemental information to investors and facilitates the analysis and comparison of our operating results across reporting periods.
The following tables provide a reconciliation of GAAP gross profit and GAAP net loss, the most directly comparable GAAP financial measure, to non-GAAP gross profit and non-GAAP net income:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Gross profit	$108.6	$97.9
Stock-based compensation expense	0.6	0.7
Amortization of stock-based compensation capitalized as internal-use software costs	1.6	1.5
Non-GAAP gross profit	$110.8	$100.1

	Three Months Ended March 31,
	2026	2025
	(in millions)
Net loss	$(20.5)	$(7.8)
Stock-based compensation expense	20.3	25.8
Amortization of stock-based compensation capitalized as internal-use software costs	1.6	1.5
Payroll tax expense related to stock-based compensation	0.7	0.9
M&A related transaction costs	6.2	—
Integration costs	3.8	—
Significant and non-recurring legal and regulatory matters	0.3	0.2
Restructuring related charges	—	(0.9)
Non-GAAP net income	$12.4	$19.7
Weighted-average shares used in computing net loss per share—basic	168.7	160.7
Effect of dilutive securities	1.5	4.0
Weighted-average shares used in computing non-GAAP net income per share—diluted	170.2	164.7
Net loss per share—basic and diluted	$(0.12)	$(0.05)
Non-GAAP net income per share—diluted	$0.07	$0.12
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA Margin are key measures used by our management to help us analyze our financial results, establish budgets and operational goals for managing our business, evaluate our performance, and make strategic decisions.
We define Adjusted EBITDA as our GAAP net loss excluding: (i) depreciation and amortization; (ii) interest income, net; (iii) income tax expense; (iv) other (income) expense, net; (v) stock-based compensation expense; (vi) payroll tax expense related to stock-based compensation; (vii) M&A related transaction costs; (viii) integration costs, (ix) costs and settlement (gains) losses related to significant and non-recurring legal and regulatory matters, net of insurance recoveries; and (x) restructuring related charges. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue.

The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended March 31,
	2026	2025
	(in millions, except percentages)
Net loss	$(20.5)	$(7.8)
Depreciation and amortization	7.5	7.1
Interest income, net	(7.1)	(7.8)
Income tax expense	1.4	1.5
Other expense (income), net	0.9	(0.3)
Stock-based compensation expense	20.3	25.8
Payroll tax expense related to stock-based compensation	0.7	0.9
M&A related transaction costs	6.2	—
Integration costs	3.8	—
Significant and non-recurring legal and regulatory matters	0.3	0.2
Restructuring related charges	—	(0.9)
Adjusted EBITDA	$13.5	$18.7

Net loss margin	(10.5)%	(4.4)%
Adjusted EBITDA Margin	6.9%	10.4%
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
The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable GAAP financial measure, to Free Cash Flow:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Net cash provided by operating activities(1)	$14.6	$33.5
Less: capitalized internal-use software costs	(5.6)	(3.6)
Less: purchases of content assets	(5.8)	(4.1)
Less: purchases of property, equipment, and software	(0.2)	(0.5)
Free Cash Flow	$3.0	$25.3
(1) Net cash provided by operating activities includes restructuring related cash payments made during the three months ended March 31, 2026 and 2025 of $0 and $5.2 million and cash payments of M&A transaction costs of $11.1 million and $0.

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
Our investment policy and strategy are focused on preserving capital and supporting our liquidity requirements. We use a combination of internal and external management to execute our investment strategy and achieve our investment objectives. We invest in highly-rated securities, such as U.S. Treasury securities and U.S. government-backed money market funds, with maturities of one year or less. Our holdings as of March 31, 2026 and 2025 consist of securities with remaining maturities of three months or less.
A hypothetical 100 basis point increase or decrease in interest rates as of March 31, 2026 and 2025 would have resulted in (i) a $0.5 million and $0.7 million incremental decline or improvement in the fair value of our portfolio, which would only be realized if we sold the investments prior to their maturities, and (ii) a $7.9 million and $7.5 million increase or decrease in our annualized interest income based on the balances of our cash and cash equivalents for the periods presented.
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
Our operating expenses are typically incurred in the local currencies of the countries where we operate, including the British pound sterling, Canadian dollar, and Indian rupee. These currencies are subject to fluctuations due to changes in foreign currency exchange rates. We also maintain foreign-currency denominated cash and cash equivalents in our foreign entities to support their ongoing operations. These balances may cause us to recognize transaction gains and losses due to exchange rate fluctuations, which are reflected in our Condensed Consolidated Statements of Operations and Comprehensive Loss.
We have not entered into any foreign currency hedging arrangements or other derivative instruments to manage this risk, although we may choose to do so in the future. A hypothetical 10% increase or decrease in average foreign exchange rates relative to the U.S. dollar would have resulted in a $0.4 million and a $1.1 million impact on our loss before income taxes in our Condensed Consolidated Financial Statements (Unaudited) for the three months ended March 31, 2026 and 2025.

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
Item 1A. Risk Factors
Risk Factors Summary
Our business is subject to numerous risks, as more fully described in the section entitled “Risk Factors” below and elsewhere in this Form 10-Q. In particular, risks associated with our business include, among others, the following, any of which could have an adverse effect on our business, financial condition, results of operations, or prospects:
•our historical growth may not be indicative of our future growth and our growth may be adversely impacted by macroeconomic conditions, including inflation;
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
Risks Related to Our Business and Industry
Our historical growth may not be indicative of our future growth, and our revenue may not grow or could decline compared to prior years due to a variety of factors, including inflation and macroeconomic conditions.
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

Finally, our operating costs have increased and may continue to increase due to rising inflation, and as a result, we may be required to take measures to respond to the impact of inflation. Among other things, we could be required to change our pricing model to offset inflationary pressures on our operating costs, but doing so could adversely affect learner and customer acquisition and retention, negatively impact our long-term growth, and could impair our competitive position if our competitors choose to absorb the cost of inflation. Alternatively, if we choose to absorb the cost of inflation to prioritize growth, our business, financial condition, and results of operations may be negatively impacted.

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

Our industry and offerings continue to evolve, and given our limited operating history, predicting our future financial and operating results may be affected by a number of uncertainties.
The market for online learning solutions is relatively new and continues to evolve rapidly. These factors may make it difficult to accurately assess our future prospects and the risks, challenges, and uncertainties that we may encounter. These uncertainties include:
•maintaining and increasing a base of learner, customer, or content creators using our platform;
•successfully competing with existing and future participants in the market for online learning solutions;
•successfully expanding our business in existing markets and entering new markets and geographies;
•anticipating and responding to market and broader economic conditions;
•avoiding interruptions or disruptions in the service of our platform;
•accurately forecasting our revenue and operating expenses on a quarterly and annual basis;
•maintaining and enhancing the value of our reputation and brand;
•attracting, hiring, and retaining qualified personnel to manage our operations and further develop our platform;
•effectively managing growth in our operations, including personnel; and
•successfully implementing and executing our business strategies.

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
Our future success will depend, in part, on the growth of demand for online learning solutions. The market for online learning solutions is less mature than the market for in-person learning and training. It is difficult to predict learner, customer, or content creator demand to use or be on our platform, their adoption and renewal rates, the rate at which they expand their engagement with our platform, the size and growth rate of the market for our platform, the entry of competitive offerings into the market, or the success of existing competitive offerings. Additionally, while we believe that generative AI technology will lead to increased demand for online learning solutions given its potentially disruptive impact on society, governments, businesses, and academic institutions contending with the need for their workforces and learners to reskill and improve productivity and agility, these expected societal changes and the resulting increased demand for our online learning offerings may not materialize as expected or may take longer than anticipated. Also, there can be no assurance that generative AI technology will not displace or otherwise adversely impact the demand for online learning solutions, including our offerings as these technologies could enable organizations and individuals to use generative AI systems to perform tasks directly, potentially reducing the need for human learning or training altogether, or generate their own educational and training content.
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
We collaborate with our content creators to deliver a broad portfolio of educational content and credentials on our platform. For our Enterprise offerings and a significant portion of our Consumer offerings, we incur content costs in the form of fees paid to content creators. In addition, the portion of our Consumer revenue attributable to our degree programs is determined based on a percentage of the total tuition paid by students enrolled in degree programs. As a result, changes in university tuition rates, increases in content costs, or other changes in our content creator agreements could significantly impact our revenue, gross profit, and operating results. For example, starting in 2025, we updated our revenue share allocation arrangements to compensate our content creators based on the level of learner engagement their content generates, rather than learner enrollment rates. In addition, in 2026, we introduced a platform fee assessed on sales of Consumer and Enterprise offerings to help fund our ongoing investments in our platform. We have experienced opposition to our content fee terms, and we anticipate similar challenges in the future. Further, we have in the past and may in the future change the terms of these agreements, including the pricing terms or contract length, due to competitive, regulatory, or other reasons. Any significant change in our pricing, content costs, or other contract terms with our content creators could impact whether content creators continue to partner with us and materially and adversely affect our business, financial condition, and results of operations.
If we fail to establish, maintain, and expand our content creator relationships, our ability to grow our business and revenue will suffer.
The success of our business depends in large part on the development, maintenance, and volume of engaging educational content and credentialing programs in collaboration with our content creators. We have faced, and may continue to face challenges in establishing, maintaining, and expanding these relationships. For instance, our content creators may need to invest significant time and resources to modify or develop their content and credentialing programs to suit an online learning environment. Online degree programs delivered through academic institutions are not yet widely accepted. Administrators and faculty members may feel they have less control over the educational process and be concerned about the effectiveness of asynchronous learning, potential misuse of generative AI tools by learners to cheat, and the challenge of maintaining on-campus quality standards in an online format. There can be no assurance that online degree programs, such as those offered on our platform, will ever achieve significant market acceptance, and universities may therefore decline to engage with our platform. Further, if we were to lose a significant number of content creators, especially those who provide a significant portion of the content and programs on our platform, or if we can no longer offer certain high-demand content or programs, our reputation, growth, and revenue would be materially and adversely impacted. For the three months ended March 31, 2026, we generated approximately 21% of our total revenue from the content and credentialing programs of our top five content creators. Total revenue includes both revenue directly attributable to content creators and revenue that we do not consider directly attributable, such as revenue from site-wide subscriptions or our Coursera for Teams offering. The loss of or reduction in content and programs from these and other content creators could negatively affect our ability to sustain or generate revenue or reach future profitability, and would materially and adversely affect our business, financial condition, or results of operation if we are unable to timely secure comparable educational content and credentialing programs at a favorable cost from other content creators.
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

The following factors, many of which are largely outside of our control, may prevent us from attracting, converting, upselling, and retaining learners in a cost-effective manner or at all:
•Negative perceptions about online learning. There is uncertainty regarding remote, online and asynchronous learning and training, as well as skills-based learning, compared to the traditional models of education and training. Online education programs may not be successful or operate efficiently, which could create the perception that online education in general is ineffective. Learners may also be reluctant to enroll in online programs due to concerns about the quality of the learning experience, potential employer hesitation to hire learners who received their education or credentials online, or reluctance from organizations granting professional licenses or certifications to grant them based on credentials, including degrees, earned through online education or training. Further, concerns about the potential misuse of generative AI tools by learners to generate their coursework may be heightened with respect to online programs.
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
We incurred net losses of $20.5 million and $7.8 million in the three months ended March 31, 2026 and 2025, and we had an accumulated deficit of $931.7 million as of March 31, 2026. We may not achieve profitability in the future, and even if we do, we may not be able to maintain or increase our level of profitability.
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
We expect new and existing companies in the online learning industry to continually revise and improve their business models. If industry participants introduce new or improved delivery of online education and technology-enabled services that are more compelling or widely accepted than ours, our ability to grow our revenue and achieve profitability could suffer. New or existing companies in the online education industry provide or may in the future provide offerings similar to what we offer on our platform, and such companies may pursue relationships with our content creators that may reduce the educational content our content creators produce for our platform. In addition, academic institutions, as well as businesses, government, and other organizations, may choose to continue using or developing their own online learning or training solutions in-house. Specifically, we increasingly face competition from generative AI offerings that can provide on-demand, conversational responses to user queries, generate customized learning content, or aggregate and summarize educational materials. Consequently, they may opt for these alternatives rather than pay for our solutions.

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
For example, the uncertain nature, magnitude, and duration of hostilities stemming from Russia’s military invasion of Ukraine or conflicts in the Middle East, including the potential effects of sanctions and retaliatory cyberattacks on the world economy and markets, have contributed to increased market volatility and uncertainty, and may impact our customers’ intent or ability to pay for services, which could negatively impact our results of operations. The ongoing Middle East military conflicts have resulted in and may further escalate regional instability and could disrupt our operations and business with our customers, content creators, and learners in the Middle East and North Africa regions, which could negatively impact our results of operations. The continued turmoil in Ukraine and the Middle East could have a depressing effect on the global economy, which could dampen our business activity and reduce the demand for our online learning solutions.
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
In addition, we grant equity awards to employees, directors, and other service providers pursuant to our equity incentive plans (refer to Note 10, Employee Benefit Plans, included in Part I, Item 1 of this Form 10-Q for details on shares of common stock issuable upon exercise of stock options or vesting of restricted and performance stock units). Eligible employees may purchase shares of common stock semi-annually at a discount under our employee stock purchase plan. Sales of stock by these equity holders, or the perception that such sales could occur, could negatively impact our stock price. Additionally, future issuances of common stock, convertible securities, or other equity could dilute current investors and potentially cause our stock price to decline. New investors in such issuances could also receive rights senior to those of existing common stockholders.

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

Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2026, the following officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted Rule 10b5-1 trading arrangements, as defined in Item 408 of Regulation S-K, for the sale of our common stock. Shares in each Rule 10b5-1 trading arrangement that are subject to RSUs and stock options may only be traded following satisfaction of applicable vesting requirements. In addition, because of pricing (such as future share price targets) and timing conditions in each Rule 10b5-1 trading arrangement, it is not yet determinable how many shares actually will be sold under each plan prior to its expiration date.
On March 2, 2026, Gregory M. Hart, President, Chief Executive Officer, and Director, entered into a Rule 10b5-1 trading arrangement that provides for the sale of up to 293,326 shares of our common stock. This trading arrangement is scheduled to expire on October 1, 2027.
This Rule 10b5-1 trading arrangement was entered into in writing during an open trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and in accordance with our policies regarding transactions in our securities.
During the three months ended March 31, 2026, no other director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.
Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Coursera, Inc. (incorporated by reference from Exhibit 3.1 filed with the registrant’s Quarterly Report on Form 10-Q filed August 13, 2021).
3.2	Amended and Restated Bylaws of Coursera, Inc. (incorporated by reference from Exhibit 3.2 filed with the registrant’s Quarterly Report on Form 10-Q filed August 13, 2021).
10.1+*	Offer Letter between Coursera, Inc. and Michael Foley, dated March 13, 2026.
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