Form 10-Q
period 2026-06-30
Coursera, Inc.
filed 2026-08-05
CIK 1651562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 29, 2026, the registrant had 264.4 million shares of common stock, $0.00001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except par value amounts)
(Unaudited)

	June 30, 2026	December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$871.7	$792.6
Marketable securities	110.5	—
Accounts receivable, net	158.8	65.4
Deferred costs, net	25.9	19.6
Prepaid expenses and other current assets	54.5	20.5
Total current assets	1,221.4	898.1
Property, equipment, and software, net	55.0	43.4
Intangible assets, net	436.3	27.1
Goodwill	182.7	—
Other assets	52.4	31.4
Total assets	$1,947.8	$1,000.0
Liabilities and Stockholders’ Equity
Current liabilities:
Content liabilities	$122.5	$100.0
Other accounts payable and accrued expenses	53.8	29.8
Accrued compensation and benefits	56.6	36.7
Deferred revenue, current	498.4	180.9
Other current liabilities	36.8	10.5
Total current liabilities	768.1	357.9
Deferred revenue, non-current	3.0	1.4
Other liabilities	9.7	5.0
Total liabilities	780.8	364.3
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10.0 shares authorized and no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value—600.0 shares authorized as of June 30, 2026 and 300.0 shares authorized as of December 31, 2025; 274.5 shares issued and outstanding as of June 30, 2026, and 167.9 shares issued and outstanding as of December 31, 2025	—	—
Additional paid-in capital	2,179.0	1,546.9
Accumulated other comprehensive income	0.1	—
Accumulated deficit	(1,012.1)	(911.2)
Total stockholders’ equity	1,167.0	635.7
Total liabilities and stockholders’ equity	$1,947.8	$1,000.0
See Notes to Condensed Consolidated Financial Statements.

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$298.6	$187.1	$494.3	$366.4
Cost of revenue	125.2	84.4	212.3	165.8
Gross profit	173.4	102.7	282.0	200.6
Operating expenses:
Research and development	43.7	29.3	75.0	58.8
Sales and marketing	104.0	63.6	173.3	120.4
General and administrative	30.6	24.9	53.9	51.8
Merger, integration, and restructuring related costs	79.8	—	89.8	(0.9)
Total operating expenses	258.1	117.8	392.0	230.1
Loss from operations	(84.7)	(15.1)	(110.0)	(29.5)
Interest income, net	7.7	8.0	14.8	15.8
Other (expense) income, net	(1.3)	0.1	(2.2)	0.4
Loss before income taxes	(78.3)	(7.0)	(97.4)	(13.3)
Income tax expense	2.1	0.8	3.5	2.3
Net loss	$(80.4)	$(7.8)	$(100.9)	$(15.6)
Net loss per share—basic and diluted	$(0.34)	$(0.05)	$(0.50)	$(0.10)
Weighted average shares used in computing net loss per share—basic and diluted	233.4	162.5	201.2	161.6
See Notes to Condensed Consolidated Financial Statements.

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(80.4)	$(7.8)	$(100.9)	$(15.6)
Other comprehensive income
Change in unrealized gain (loss) on marketable securities, net of tax	(0.1)	—	(0.1)	—
Foreign currency translation gain (loss), net of tax	0.2	—	0.2	—
Total other comprehensive income	$0.1	$—	$0.1	$—
Comprehensive loss	$(80.3)	$(7.8)	$(100.8)	$(15.6)
See Notes to Condensed Consolidated Financial Statements.

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance—March 31, 2026	169.3	$—	$1,563.5	—	$—	$—	$(931.7)	$631.8
Exercise of stock options	0.1	—	0.3	—	—	—	—	0.3
Vesting of restricted stock units, net of tax withholdings	3.5	—	(12.7)	—	—	—	—	(12.7)
Repurchases of common stock	(16.5)	—	(90.3)	—	—	—	—	(90.3)
Issuance of common stock related to employee stock purchase plan	0.5	—	2.7	—	—	—	—	2.7
Issuance of common stock in connection with the Merger with Udemy	117.6	—	673.6	—	—	—	—	673.6
Stock-based compensation	—	—	41.9	—	—	—	—	41.9
Other comprehensive income	—	—	—	—	—	0.1	—	0.1
Net loss	—	—	—	—	—	—	(80.4)	(80.4)
Balance—June 30, 2026	274.5	$—	$2,179.0	—	$—	$0.1	$(1,012.1)	$1,167.0
Balance—December 31, 2025	167.9	$—	$1,546.9	—	$—	$—	$(911.2)	$635.7
Exercise of stock options	0.2	—	0.5	—	—	—	—	0.5
Vesting of restricted stock units, net of tax withholdings	4.8	—	(18.6)	—	—	—	—	(18.6)
Repurchases of common stock	(16.5)	—	(90.3)	—	—	—	—	(90.3)
Issuance of common stock related to employee stock purchase plan	0.5	—	2.7	—	—	—	—	2.7
Issuance of common stock in connection with the Merger with Udemy	117.6	—	673.6	—	—	—	—	673.6
Stock-based compensation	—	—	64.2	—	—	—	—	64.2
Other comprehensive income	—	—	—	—	—	0.1	—	0.1
Net loss	—	—	—	—	—	—	(100.9)	(100.9)
Balance—June 30, 2026	274.5	$—	$2,179.0	—	$—	$0.1	$(1,012.1)	$1,167.0
Balance—March 31, 2025	161.3	$—	$1,516.3	4.0	$(37.8)	$—	$(868.0)	$610.5
Exercise of stock options	0.6	—	(2.5)	(0.6)	5.1	—	—	2.6
Vesting of restricted stock units, net of tax withholdings	1.2	—	(18.5)	(1.2)	11.6	—	—	(6.9)
Issuance of common stock related to employee stock purchase plan	0.4	—	(1.3)	(0.4)	4.1	—	—	2.8
Stock-based compensation	—	—	25.8	—	—	—	—	25.8
Net loss	—	—	—	—	—	—	(7.8)	(7.8)
Balance—June 30, 2025	163.5	$—	$1,519.8	1.8	$(17.0)	$—	$(875.8)	$627.0
Balance—December 31, 2024	160.1	$—	$1,506.7	5.2	$(49.1)	$—	$(860.2)	$597.4
Exercise of stock options	0.9	—	(3.8)	(0.9)	7.6	—	—	3.8
Vesting of restricted stock units, net of tax withholdings	2.1	—	(33.5)	(2.1)	20.4	—	—	(13.1)
Issuance of common stock related to employee stock purchase plan	0.4	—	(1.3)	(0.4)	4.1	—	—	2.8
Stock-based compensation	—	—	51.7	—	—	—	—	51.7
Net loss	—	—	—	—	—	—	(15.6)	(15.6)
Balance—June 30, 2025	163.5	$—	$1,519.8	1.8	$(17.0)	$—	$(875.8)	$627.0
See Notes to Condensed Consolidated Financial Statements.

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(100.9)	$(15.6)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	30.0	14.5
Stock-based compensation expense	59.9	48.0
Other	1.2	2.2
Changes in operating assets and liabilities:
Accounts receivable, net	3.9	(7.4)
Prepaid expenses and other assets	(8.6)	6.2
Accounts payable and accrued expenses	1.7	3.5
Accrued compensation and other liabilities	3.0	(8.9)
Deferred revenue	4.6	26.5
Net cash (used in) provided by operating activities	(5.2)	69.0
Cash flows from investing activities:
Cash acquired from the Udemy merger	213.6	—
Purchases of marketable securities	(28.2)	—
Proceeds from maturities of marketable securities	27.5	—
Purchases of content assets	(10.9)	(5.9)
Capitalized internal-use software costs	(13.0)	(8.3)
Purchases of property, equipment, and software	(0.5)	(0.9)
Net cash provided by (used in) investing activities	188.5	(15.1)
Cash flows from financing activities:
Proceeds from exercise of stock options	0.5	3.8
Proceeds from employee stock purchase plan	2.7	2.8
Payments for repurchases of common stock	(87.3)	—
Payments for tax withholding on vesting of restricted stock units	(18.3)	(13.1)
Net cash used in financing activities	(102.4)	(6.5)

Effect of foreign exchange rates on cash flows	(0.3)	—

Net increase in cash, cash equivalents, and restricted cash	80.6	47.4
Cash, cash equivalents, and restricted cash—beginning of period	793.4	728.4
Cash, cash equivalents, and restricted cash—end of period	$874.0	$775.8

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$2.4	$1.9
Supplemental disclosure of noncash investing and financing activities related to the Udemy merger:
Fair value of net assets assumed	$673.6	$—
Common stock issued as Merger consideration	$(662.2)	$—
Fair value of replacement equity awards included in Merger consideration	$(11.4)	$—
Supplemental disclosure of other noncash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$4.3	$3.7
Unsettled repurchases of common stock	$3.0	$—
Content assets, unpaid or acquired through non-cash consideration	$0.8	$3.0
See Notes to Condensed Consolidated Financial Statements.

COURSERA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts and percentages)
(Unaudited)
1.    BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) of Coursera, Inc., a Delaware public benefit corporation, and its subsidiaries (“Coursera,” the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These Condensed Consolidated Financial Statements (Unaudited) have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of our financial information. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other interim period or for any other future year.
These Condensed Consolidated Financial Statements (Unaudited) should be read in conjunction with the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 23, 2026 (“Form 10-K”).
Description of Business
Coursera is an online learning platform that aims to provide access to world-class, affordable, and relevant education and skills training by connecting learners, institutions, and content creators across our global ecosystem. We deliver trusted content, branded credentials, and product capabilities through integrated platforms, leveraging our global reach, data, and technology to make learning more customizable and extensible for both individual learners and institutions. We partner with trusted content creators, from expert practitioners to university and industry partners, to offer high-quality adult education and workforce training solutions to a wide range of individuals, businesses, organizations, and governments. We serve individual learners directly and also sell to institutions, including employers, colleges and universities, and governments, enabling their employees, students, and citizens to develop and demonstrate critical skills aligned with evolving workforce needs. Our corporate headquarters is located in Mountain View, California.
Reporting Segments
We conduct our operations through two reporting segments: Enterprise and Consumer. Refer to Note 14 for additional information.
Transaction with Udemy
On May 11, 2026 (“Closing Date”), we completed our previously announced all-stock combination with Udemy, Inc. (“Udemy”), an online learning platform, (the “Merger”) pursuant to an agreement and plan of merger dated as of December 17, 2025 (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, Udemy became a wholly-owned subsidiary of Coursera, Inc. Refer to Note 4 for additional information.
Reclassification
During the three and six months ended June 30, 2026, we changed the caption for “Restructuring related charges” to “Merger, integration, and restructuring related costs” within operating expenses in our Condensed Consolidated Statements of Operations. In conjunction with this update, $6.2 million of merger and acquisition related transaction costs and $3.8 million of integration related costs recorded in “General and administrative expenses” during the three months ended March 31, 2026 are now reflected in “Merger, integration, and restructuring related costs.” Additionally, an insignificant amount of other restructuring costs recorded in “Restructuring related charges” during the six months ended June 30, 2025 are now reflected in “Merger, integration, and restructuring related costs.” This reclassification had no impact on total operating expenses, loss from operations, net loss, or net loss per share previously reported in any of the periods presented.

2.    SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The Condensed Consolidated Financial Statements (Unaudited) include the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Summary of Significant Accounting Policies
There have been no significant changes to our significant accounting policies as of and for the three and six months ended June 30, 2026, as compared to the significant accounting policies described in our Form 10-K, other than those described below.
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
For the purpose of assessing the concentration of credit risk with respect to accounts receivable and significant customers, we treat a group of customers under common control or customers that are affiliates of each other as a single customer. For the three and six months ended June 30, 2026 and 2025, we did not have any customers that accounted for more than 10% of our revenue. As of June 30, 2026, we did not have any customers that accounted for more than 10% of our net accounts receivable balance.
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
Use of Estimates
The preparation of the Condensed Consolidated Financial Statements (Unaudited) in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and related disclosures as of the date of the Condensed Consolidated Financial Statements (Unaudited), as well as the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience, current conditions, and various other factors that we believe to be reasonable under the circumstances. Significant items subject to such estimates, judgments, and assumptions include, but are not limited to, those related to the determination of principal versus agent and variable consideration in our revenue contracts; stock-based compensation expense; period of benefit for capitalized commissions; internal-use software costs; useful lives of long-lived assets; the carrying value of operating lease right-of-use assets; the fair value and associated useful lives of intangible assets and goodwill acquired through business combinations; loss contingencies and potential recoveries; the valuation of marketable securities and strategic investments in privately held companies, including impairments; the estimated service period for consumer revenue arrangements with lifetime access; and income tax expense, including the valuation of deferred tax assets and liabilities, among others. Actual results could differ from those estimates, and any such differences could be material to our Condensed Consolidated Financial Statements (Unaudited).

Marketable Securities
Marketable securities consist of U.S. Treasury securities, with an original maturity between three months and one year at the date of purchase, and are classified as available-for-sale (“AFS”) debt securities. We view these securities as available to support current operations and have classified all AFS debt securities as current assets. AFS debt securities are initially recorded at cost and periodically adjusted to fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income in the Condensed Consolidated Balance Sheets. We evaluate our AFS debt securities with an unamortized cost basis in excess of estimated fair value to determine what amount of that difference, if any, is caused by expected credit losses. Realized gains and losses as well as credit-related impairment losses are included in other expense, net in the Condensed Consolidated Statements of Operations. Any remaining impairment is included in accumulated other comprehensive income (loss).
Contract Acquisition and Fulfillment Costs
Deferred Commissions
Contract acquisition costs consist of sales commissions and related payroll taxes earned by our Enterprise sales force that are directly related to securing a contract with Enterprise customers. Contract acquisition costs for contracts with new customers and incremental sales to existing customers are deferred and amortized on a straight-line basis over an estimated period of benefit of four years, as the commissions paid upon a contract renewal are not commensurate with the commissions paid on the initial contract. Contract acquisition costs for contract renewals that are commensurate with anticipated renewal commissions are deferred and amortized on a straight-line basis over the renewal term, which is generally between 18 and 24 months. On an annual basis, we assess the expected period of benefit, considering the average contract term length, the life of the underlying technology, and other factors.
In addition, a portion of the revenue share retained by certain reseller partners from sales to certain Enterprise customers is considered an incremental and recoverable cost of obtaining a contract with a customer. This cost is deferred and amortized on a straight-line basis over the corresponding contractual subscription term, as commissions paid to resellers on initial and renewal contracts are generally commensurate.
Amounts expected to be recognized within one year of the Condensed Consolidated Balance Sheet dates are recorded as deferred costs, while the remaining portion is recorded as other assets in the Condensed Consolidated Balance Sheets. Deferred costs are periodically analyzed for impairment. Amortization expense is included in sales and marketing in the Condensed Consolidated Statements of Operations.
Business Combinations

We account for our business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, we make estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing acquired intangible assets include, but are not limited to, future expected cash flows and operating results, the selected valuation approaches and methods, useful lives, royalty and discount rates, the rate of technological obsolescence, customer retention rates, and the time to rebuild acquired content creator relationships. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the Condensed Consolidated Statements of Operations.

Transaction costs are expensed as incurred and recorded in Merger, integration, and restructuring related costs in the Condensed Consolidated Statements of Operations.

Revenue Recognition
Enterprise
Enterprise subscription revenue is recognized ratably over the subscription term once access has been granted to the customer. Enterprise contracts are typically between one and three years in length and consist of selling a fixed quantity of catalog licenses that grant each learner access to our learning platforms and unlimited course enrollments over the license term. Other Enterprise revenue is primarily comprised of professional services arrangements, which are generally offered as fixed price contracts and recognized on a proportional performance basis.
Consumer
Consumer subscription revenue is recognized ratably over the subscription term once access has been granted to the learner, as learners have unlimited access to the course content during the contract term. Transactional and other revenue is primarily comprised of sales of single courses, which are recognized ratably over the applicable contractual access period, which is generally six months for fixed term arrangements, and over an estimated service period of four months for arrangements with lifetime access, as well as other products sold on the consumer marketplace on a non-recurring basis, which were not material for the periods presented. Revenue generated from contracts with universities where we facilitate the delivery of their bachelor’s and master’s degree programs or postgraduate diplomas is dependent upon the number of learners enrolled and the tuition charged by the university. This is a form of variable consideration, and we estimate the amount of revenue using an expected value method. There is no direct contractual revenue arrangement between Coursera and degree students; therefore, we recognize only the service fee we receive from the universities as revenue.
Principal Versus Agent
We are generally the principal with respect to our Consumer and Enterprise revenue arrangements as we control the performance obligation and are the primary obligor with respect to delivering access to course content. Additionally, we have inventory risk through recoupable advances sometimes paid to content creators. Therefore, we record the gross purchase price paid by the customer related to these arrangements within revenue on the condensed consolidated statements of operations, and we record payments to content creators as content costs within cost of revenue. Furthermore, we are the principal in certain contracts sold through our reseller partners. For arrangements where we have visibility into the price paid by the end customer, we recognize the gross transaction price as revenue, and allocate amounts retained by the reseller between deferred sales commissions within sales and marketing and, to the extent applicable, customer support costs within cost of revenue.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification 606, Revenue from Contracts with Customers. The practical expedient allows entities to assume that current conditions as of the balance sheet date remain unchanged over the remaining life of the asset. This ASU will be effective for annual reporting periods beginning with our fiscal year ending December 31, 2026, and for interim reporting periods beginning with our fiscal quarter ending March 31, 2027, with early adoption permitted. The amendments are to be applied prospectively. We are currently evaluating the impact ASU 2025-05 will have on our Condensed Consolidated Financial Statements (Unaudited) and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which aims to modernize the accounting for internal-use software costs by eliminating references to software development stages and introducing a new threshold for capitalization. Under the updated guidance, capitalization begins when (1) management authorizes and commits to funding the project and (2) it is probable that the project will be completed and the software will be used for its intended purpose. The ASU also provides enhanced guidance on evaluating the “probable-to-complete” threshold and consolidates website development cost guidance into Subtopic 350-40. This ASU will be effective for annual reporting periods beginning with our fiscal year ending December 31, 2028 and for interim reporting periods beginning with our fiscal quarter ending March 31, 2029, with early adoption permitted. The amendments may be applied prospectively, retrospectively, or using a modified retrospective approach. We are currently evaluating the impact ASU 2025-06 will have on our Condensed Consolidated Financial Statements (Unaudited) and related disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) Improvements to Interim Disclosure Requirements, to provide clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. We are currently evaluating the impact ASU 2025-11 will have on our Condensed Consolidated Financial Statements (Unaudited) and related disclosures.
3.    REVENUE RECOGNITION
Disaggregation of Revenue
The following table presents revenue disaggregated by product offering for each segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Enterprise:
Subscription	$139.4	$64.1	$205.4	$125.6
Other	0.6	0.2	0.8	0.4
Enterprise revenue	$140.0	$64.3	$206.2	$126.0
Consumer:
Subscription	121.7	102.3	232.1	200.0
Transactional and other	23.5	4.8	27.6	9.2
Degrees	13.4	15.7	28.4	31.2
Consumer revenue	$158.6	$122.8	$288.1	$240.4
Total revenue	$298.6	$187.1	$494.3	$366.4
Deferred Revenue
Revenue recognized during the three months ended June 30, 2026 and 2025, which was included in the corresponding deferred revenue balance at the beginning of each year, was $49.2 million and $41.4 million.
Revenue recognized during the six months ended June 30, 2026 and 2025, which was included in the corresponding deferred revenue balance at the beginning of each year, was $140.0 million and $123.5 million.
Remaining Performance Obligations
Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue in the Condensed Consolidated Balance Sheets and unbilled amounts that will be recognized as revenue in future periods. As of June 30, 2026, we had remaining performance obligations of $919.8 million and expect to recognize approximately 72% as revenue over the next 12 months and the remainder thereafter.

Deferred Commissions
The following table presents the amounts of deferred commissions, as well as amortization expense recorded within sales and marketing in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Capitalization	$13.7	$2.2	$16.8	$3.9
Amortization	$4.2	$3.9	$8.0	$7.8
Deferred commissions and related payroll tax expenditures, which are included in deferred costs and other assets, were as follows:

	June 30, 2026	December 31, 2025
Deferred costs, net	$19.4	$12.8
Other assets	$14.1	$11.9
4. BUSINESS COMBINATION
On May 11, 2026, we completed the Merger with Udemy. Under the terms of the Merger Agreement, each issued and outstanding share of Udemy common stock was converted into the right to receive 0.800 shares of our common stock, and Udemy became a wholly owned subsidiary of Coursera. Former Udemy stockholders received cash in lieu of any fractional share of Coursera common stock to which they otherwise would have been entitled. We believe that the Merger enables us to build a more comprehensive skills platform, through acquired developed technology and content creator relationships, as well as unite a global ecosystem through acquired customer relationships.
We accounted for the Merger as a business combination, and the financial results of Udemy are included in our Condensed Consolidated Financial Statements (Unaudited) prospectively from the Closing Date of May 11, 2026.

The acquisition date fair value of the Merger consideration was $673.6 million, which was comprised of the following:

Shares of Coursera common stock issued as share consideration(1)	116.6
Price per share of Coursera common stock	$5.66
Fair value of Coursera common stock issued to holders of Udemy common stock	$660.1
Fair value of Coursera common stock issued to holders of Udemy stock options	0.7
Fair value of Coursera common stock issued to holders of Udemy board of director restricted stock units	1.4
Fair value of replacement equity awards attributable to pre-combination services	11.4
Total Merger consideration	$673.6
(1) Excludes 0.7 million shares of Coursera common stock issued as restricted stock awards subject to future service conditions, for which unrecognized stock-based compensation expense was immaterial, and 0.3 million shares of Coursera common stock issued in exchange for then outstanding Udemy stock options and restricted stock units held by then members of Udemy’s board of directors.

The allocation of the Merger consideration to tangible and intangible assets acquired and liabilities assumed on the Closing Date is based on estimated fair values and is as follows:

Assets Acquired
Cash and cash equivalents	$212.5
Marketable securities	109.8
Accounts receivable	97.4
Deferred costs	0.6
Prepaid expenses and other current assets	31.0
Property, equipment, and software	6.1
Intangible assets	417.1
Other assets	20.9
Total assets acquired	895.4
Liabilities Assumed
Content liabilities	20.2
Other accounts payable and accrued expenses	24.7
Accrued compensation and benefits	23.4
Other current liabilities	17.2
Deferred revenue	314.4
Other liabilities	4.6
Total liabilities assumed	404.5
Net assets acquired	490.9
Goodwill	$182.7
Total Merger consideration	$673.6
The excess of Merger consideration over the estimated fair value of the underlying net assets acquired was recorded as goodwill. The goodwill arising from the Merger is primarily attributable to the expected operational synergies between Coursera and Udemy and intangible assets that do not qualify for separate recognition.
The transaction is considered a non-taxable business combination, and goodwill is not deductible for tax purposes.
The allocation of the Merger consideration is preliminary and subject to revision as additional information about fair value of assets and liabilities becomes available. Additional information that existed as of the Closing Date but is currently unknown to us may become known during the remainder of the measurement period, a period not to exceed 12 months from the Closing Date. For discussion pertaining to goodwill assignment by segment resulting from the Merger, refer to Note 6.
The valuation of the intangible assets acquired along with their estimated useful lives, is as follows:

	Estimated Fair Value	Estimated Useful Lives (in years)
Trade name	$15.0	4
Developed technology	102.2	3
Customer relationships(1)	164.5	3 - 6
Content creator relationships	135.4	4
Estimated fair values of acquired intangible assets	$417.1	4
(1) Customer relationships is comprised of two components: (1) an Enterprise customer relationship asset with a valuation of $155.3 million and an estimated useful life of 6 years, and (2) a Consumer customer relationship asset with a valuation of $9.2 million and an estimated useful life of 3 years.

The fair values of all acquired intangible assets were estimated using the income approach. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. Customer relationships were valued under the multi-period excess earnings method, which assumes that the value of intangible assets is equal to the present value of the incremental after-tax cash flows attributable specifically to customer relationships. Developed technology and trade names were valued under the relief from royalty method, which assumes value to the extent that the acquired company is relieved of the obligation to pay royalties for the benefits received from them. Content creator relationships were valued using the with-and-without method which values the asset by comparing the cash flows of the business with and without the existing content creator relationships.
During the three and six months ended June 30, 2026, we incurred transaction costs of $25.5 million and $31.7 million, respectively, retention bonuses of $18.2 million for both periods presented, and change in control expenses of $24.0 million for both periods presented, in connection with the Merger. These transaction costs are recorded within Merger, integration, and restructuring related costs in the Condensed Consolidated Statements of Operations.
The amount of revenue and net loss of Udemy included in our Condensed Consolidated Statements of Operations and Comprehensive Loss from the Closing Date to June 30, 2026 were $103.8 million and $31.2 million, respectively.
Supplemental Pro Forma Financial Information (Unaudited)
The following unaudited pro forma financial information presents our combined results of operations for the periods presented, as if the Merger had occurred on January 1, 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$381.4	$387.0	$768.6	$766.6
Net loss	$(26.7)	$(20.8)	$(71.1)	$(173.5)
The unaudited supplemental pro forma financial information is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the Merger were completed at the beginning of fiscal year 2025 and are not indicative of the future operating results of the combined company.
The unaudited supplemental pro forma financial information includes the combined historical operating results of the Company and Udemy, with adjustments to give effect to the Merger. Pro forma adjustments have been made to reflect incremental intangible asset amortization to be incurred based on the fair values and useful lives of each identifiable intangible asset, incremental transaction costs related to the Merger, and the elimination of historical asset amortization for internally developed software by Udemy.
The unaudited supplemental pro forma financial information does not give effect to the potential impact of current financial conditions, or any anticipated revenue enhancements, cost savings, or operational synergies that may result from the Merger.

5.    INVESTMENTS
Investments Measured at Fair Value on a Recurring Basis
The following table summarizes our investments measured at fair value on a recurring basis by balance sheet classification and investment type:

	June 30, 2026
	Fair Value - Level 1	Fair Value - Level 2	Fair Value - Level 3
Cash equivalents
Money market funds	$305.1	$—	$—
U.S. Treasury securities	452.6	—	—
Time deposits	15.9	—	—
Marketable securities
U.S. Treasury securities	110.5	—	—
Other assets
Convertible note investment	—	—	8.5
Total	$884.1	$—	$8.5

	December 31, 2025
	Fair Value - Level 1	Fair Value - Level 2	Fair Value - Level 3
Cash equivalents
Money market funds	$206.7	$—	$—
U.S. Treasury securities	556.6	—	—
Total	$763.3	$—	$—
The amortized cost, unrealized gains and losses, and estimated fair value of cash equivalents and marketable securities consisted of the following:

	June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$305.1	$—	$—	$305.1
Time deposits	15.9	—	—	15.9
U.S. Treasury securities	452.6	—	—	452.6
Marketable securities
U.S. Treasury securities	110.6	—	(0.1)	110.5
Total	$884.2	$—	$(0.1)	$884.1

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$206.7	$—	$—	$206.7
U.S. Treasury securities	556.6	—	—	556.6
Total	$763.3	$—	$—	$763.3

Cash equivalents and marketable securities in an unrealized loss position consisted of the following:

	June 30, 2026		December 31, 2025
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Cash equivalents
U.S. Treasury securities	$238.7	$—	$—	$—
Marketable securities
U.S. Treasury securities	96.7	0.1	—	—
Total securities in an unrealized loss position	$335.4	$0.1	$—	$—
Realized gains and losses related to our cash equivalents, marketable securities, and other assets were not material for the three and six months ended June 30, 2026 and 2025.
No securities had been in a continuous unrealized loss position for twelve months or longer as of June 30, 2026. We do not intend to sell available-for-sale marketable debt securities in unrealized loss positions, and it is more likely than not that we will hold these securities until maturity or recovery of the cost basis. As of June 30, 2026, we did not have an allowance for credit losses related to our available-for-sale marketable debt securities due to a zero loss expectation for the portfolio which consists solely of U.S. government securities.
As of June 30, 2026, all of our available-for-sale marketable debt securities had contractual maturities of one year or less.
Strategic Investments
In connection with the Merger with Udemy, we acquired a strategic investment consisting of a convertible note (“Note Investment”) with a private company (the “Note Issuer”). We recorded the Note Investment based on its Closing Date fair value of $8.5 million. The Note Investment accrues interest at 7.0% per annum, payable at maturity of the note or upon conversion, and matures on December 31, 2028, unless earlier converted into shares of the Note Issuer’s preferred stock in accordance with the terms of the Note Investment. We elected to continue measuring the Note Investment using the fair value option and record changes in fair value, including accrued interest, in other income (expense), net on the Condensed Consolidated Statements of Operations. The Note Investment is included in other assets on the Condensed Consolidated Balance Sheets. There were no changes in the fair value of the Note Investment from the Closing Date through June 30, 2026.
We also have another strategic investment with a carrying value of $1.5 million as of June 30, 2026, included in other assets on the Condensed Consolidated Balance Sheets. We categorize this investment as Level 3 within the fair value hierarchy. Such investments in equity securities without readily determinable fair values are initially recorded at cost and are subsequently adjusted to fair value only in the event of either price changes from observable transactions in the same or a similar security from the same issuer or impairment. This practice is referred to as the measurement alternative. No such events or changes occurred during the three and six months ended June 30, 2026 and 2025.
6.    CONSOLIDATED BALANCE SHEET COMPONENTS
Restricted Cash
The reconciliation of cash, cash equivalents, and restricted cash was as follows:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$871.7	$792.6
Restricted cash, current	0.9	—
Restricted cash, non-current	1.4	0.8
Total cash, cash equivalents, and restricted cash	$874.0	$793.4

Accounts Receivable, Net
Accounts receivable, net consisted of the following:

	June 30, 2026	December 31, 2025
Billed accounts receivable, net of allowance for credit losses	$146.8	$58.0
Unbilled accounts receivable	12.0	7.4
Accounts receivable, net	$158.8	$65.4
Property, Equipment, and Software, Net
Property, equipment, and software, net consisted of the following:

	June 30, 2026	December 31, 2025
Internal-use software and website development	$130.4	$113.6
Computer equipment and purchased software	13.4	2.8
Leasehold improvements	23.9	1.1
Furniture and fixtures	6.9	0.8
Total property, equipment, and software	174.6	118.3
Less: accumulated depreciation and amortization	(119.6)	(74.9)
Property, equipment, and software, net	$55.0	$43.4
The following table presents depreciation and amortization expense related to property, equipment, and software as well as the portion of amortization expense related to internal-use software and website development that is recorded within cost of revenue in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation and amortization expense	$6.4	$4.9	$12.0	$9.9
Amortization expense for internal-use software and website development	$5.7	$4.7	$11.0	$9.4
Intangible Assets, Net
Intangible assets, net consisted of the following:

	June 30, 2026			December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Content assets	$53.1	$(19.8)	$33.3	$43.1	$(16.0)	$27.1
Customer relationships	164.5	(4.1)	160.4	—	—	—
Content creator relationships	135.4	(4.7)	130.7	—	—	—
Developed technology	102.2	(4.8)	97.4	—	—	—
Trade name	15.0	(0.5)	14.5	—	—	—
Intangible assets	$470.2	$(33.9)	$436.3	$43.1	$(16.0)	$27.1
Within the Condensed Consolidated Statements of Operations, amortization expense related to our content assets, developed technology, and content creator relationships is recorded within cost of revenue, and amortization expense related to our customer relationships and trade name is recorded within sales and marketing.

Capitalization of content assets and amortization expense for intangible assets were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Capitalization of content assets	$4.4	$4.0	$10.1	$6.8
Amortization expense for intangible assets	$16.1	$2.5	$18.0	$4.6
As of June 30, 2026, future expected amortization expense for intangible assets was as follows:

Remainder of 2026	$55.1
2027	109.6
2028	109.3
2029	83.6
2030	42.9
Thereafter	35.8
Total	$436.3
Goodwill
Goodwill in the amount of $182.7 million was established as part of the Merger on the Closing Date. This amount represents the excess of Merger consideration over the estimated fair value of the underlying net assets acquired. The amount recorded is based on preliminary estimates of the fair values of assets acquired and liabilities assumed and is subject to adjustment during the measurement period.
The following table summarizes goodwill by reportable segments:

	Enterprise	Consumer	Total
Balance as of December 31, 2025	$—	$—	$—
Additions	113.9	68.8	182.7
Balance as of June 30, 2026	$113.9	$68.8	$182.7
7.    LEASES

We have entered into various non-cancelable office space operating leases with lease periods expiring through June 2030. In connection with the Udemy Merger, we assumed operating leases with various expiration dates through fiscal year 2029. The related operating lease right‑of‑use assets and operating lease liabilities recognized upon the Closing Date were not material and are included within other assets, other current liabilities, and other liabilities in the Condensed Consolidated Balance Sheets. These leases do not contain residual value guarantees, covenants, or other restrictions.
8.    INCOME TAXES
Income tax expense or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are considered in the relevant period. Each quarter, we update the estimate of the annual effective tax rate, and if the estimated tax rate changes, we record a cumulative adjustment.
Our effective tax rate for the three months ended June 30, 2026 and 2025 was (2.7%) and (11.6%), respectively. For the six months ended June 30, 2026 and 2025, our effective tax rate was (3.6%) and (17.0%), respectively. The difference between the effective tax rate and the U.S. federal statutory rate is primarily due to a valuation allowance for our federal and state net deferred tax assets, income taxes on foreign operations, United States (“U.S.”) state income taxes, and non-deductible stock-based compensation expense.
As of June 30, 2026, we continued to have a full valuation allowance against our U.S. federal and state deferred tax assets. Management regularly evaluates the realizability of our deferred tax assets. Adjustments are recorded to income during the period in which management makes the determination a deferred tax asset is more likely than not to be realized.

9.    NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(80.4)	$(7.8)	$(100.9)	$(15.6)
Denominator:
Weighted-average shares used in computing net loss per share—basic and diluted	233.4	162.5	201.2	161.6
Net loss per share—basic and diluted	$(0.34)	$(0.05)	$(0.50)	$(0.10)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2026	2025
Restricted stock units (“RSUs”)	29.6	19.3
Common stock options	10.8	13.3
Performance stock units (“PSUs”)	1.0	0.5
ESPP stock purchase rights (“ESPP Rights”)	0.2	0.1
Total	41.6	33.2
10.    COMMITMENTS AND CONTINGENCIES
Purchase Obligations
Our purchase obligations primarily relate to third-party cloud infrastructure agreements, subscription arrangements, service agreements used to facilitate our operations, and paid advertising and sponsorship vendors. As of June 30, 2026, we had approximately $27.5 million in future minimum payments due under our non-cancelable purchase obligations with a remaining term in excess of one year. These are expected to be paid through 2030.
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
11.    STOCKHOLDERS’ EQUITY
Share Repurchase Program
On May 15, 2026, our board of directors (the “Board”) approved a share repurchase program authorizing Coursera to purchase up to $500 million of our common stock, excluding commissions and fees (the “Repurchase Program”). Under the Repurchase Program, Coursera may repurchase shares of common stock from time to time through open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The Repurchase Program has no expiration date and continues unless otherwise suspended or discontinued. The number of shares to be repurchased and the timing of the repurchases will depend on several factors, including, without limitation, business, economic, and market conditions, corporate, legal, and regulatory requirements, prevailing stock prices, trading volume, and other considerations. The Repurchase Program may be suspended or discontinued at any time and does not obligate us to acquire any amount of common stock. Shares repurchased are accounted for on the trade date and are immediately retired and no longer considered issued or outstanding. The total cost to repurchase shares includes any direct costs incurred, including broker commissions and excise taxes, and is recorded as a reduction to additional paid in capital in the Condensed Consolidated Balance Sheets.
During the three and six months ended June 30, 2026, we repurchased an aggregate of approximately 16.5 million shares of our common stock for $90.3 million pursuant to a Rule 10b5-1 plan, including $0.2 million of commissions. As of June 30, 2026, $3.0 million in unsettled repurchases of our common stock were recorded within other current liabilities in our Condensed Consolidated Balance Sheets. As of June 30, 2026, we had $409.9 million, excluding commissions, remaining under the Repurchase Program. To date, we have utilized our existing cash and cash equivalents to fund repurchases under the Repurchase Program.
12.    EMPLOYEE BENEFIT PLANS
Merger-Related Equity Award Treatment
Under the terms of the Merger Agreement, at the Closing Date of May 11, 2026, each issued and outstanding share of Udemy common stock was converted into the right to receive 0.800 shares of our common stock, with cash paid in lieu of fractional shares. We issued 116.6 million shares of common stock with a fair value of $660.1 million as equity consideration to existing stockholders and equity consideration with a fair value of $13.5 million for the settlement of outstanding RSUs then held by members of Udemy's board of directors, stock options to purchase Udemy stock, and replacement equity awards attributable to pre-combination services. The remaining fair value of replacement equity awards attributable to post-combination service periods is $82.7 million and will be recognized as stock-based compensation expense over a weighted-average period of 1.9 years from the Closing Date.
Stock Incentive Plans
In connection with the Merger, we assumed the Udemy, Inc. 2021 Equity Incentive Plan (the “Udemy Plan”) including applicable vesting schedules. Common stock issuable under equity awards granted pursuant to the Udemy Plan excludes individuals who were employed by Coursera and its subsidiaries prior to the Closing Date.

As of June 30, 2026, 19.5 million shares, 6.5 million shares, and 7.2 million shares of our common stock were reserved for future issuance under our 2021 Stock Incentive Plan (the “2021 Plan”), the Udemy Plan, and 2021 Employee Stock Purchase Plan (the “ESPP”). Shares issuable under the 2021 Plan, the Udemy Plan, and the ESPP may be drawn from authorized but unissued shares or from treasury stock. In 2024, we began settling stock option exercises, vesting of RSUs, and ESPP purchases by reissuing shares of our common stock from treasury stock. In September 2025, we reissued all of our remaining treasury stock.
Stock Options
We grant stock options at prices equal to the grant date fair value. Typically, these stock options expire ten years from the grant date and vest ratably over a four-year service period.
Stock option activity for the six months ended June 30, 2026 was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balance—December 31, 2025	11.1	$8.63	6.54	$6.1
Exercised	(0.2)	2.48
Canceled	(0.1)	6.60
Balance—June 30, 2026	10.8	$8.76	6.13	$1.9
Options vested	6.4	$9.32	4.47	$1.9
RSUs and PSUs
Restricted stock units issued under the 2021 Plan have a service-based vesting condition, which is satisfied generally either (i) over four years with a 25% cliff vesting period after one year and 6.25% vesting each quarter thereafter for new hires, or (ii) over four years with 6.25% vesting each quarter for new grants to existing employees. The related stock-based compensation expense is recognized on a straight-line basis over the requisite service period.
Restricted stock units issued as replacement awards under the Udemy Plan have a service based vesting condition. Other than grants made to new hires, which are subject to a one year cliff, these awards generally vest on a quarterly basis. The related stock-based compensation expense is recognized on a straight-line basis over the requisite service period.
In 2025 and 2026, the Company granted PSUs to certain executives under the 2021 Plan. PSU grants have both performance and service-based vesting conditions. The ultimate number of units that will vest is determined based on the achievement of annual revenue against a pre-established target (with defined threshold and maximum amounts ranging from 50% to 150%, for 2025 grants, and 50% to 200%, for 2026 grants, of target). If annual revenue is below the threshold amount, none of the PSUs will vest. For 2025 grants, if annual revenue is equal to or exceeds the threshold amount, 25% of the PSUs ultimately granted will vest after one year, and 6.25% of the remaining PSUs will vest quarterly over the subsequent three years. For 2026 grants, if annual revenue is equal to or exceeds the threshold amount, the PSUs ultimately granted will vest 100% after one year. Additionally, in March 2026, our Senior Vice President, Chief Financial Officer and Treasurer was granted PSUs in connection with his permanent appointment to that role. These PSUs have the same annual revenue target and threshold and maximum amounts as the 2026 grants, but 25% of the PSUs ultimately granted will vest after one year, and 6.25% of the remaining PSUs will vest quarterly over the subsequent three years. The fair value of each unit is determined on the grant date, and the related stock-based compensation expense is recognized using the accelerated attribution method. We evaluate the vesting conditions on a quarterly basis and recognize stock-based compensation expense if the achievement of the performance condition is probable.

RSU and PSU activity for the six months ended June 30, 2026 was as follows:

	RSUs			PSUs
	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested balance—December 31, 2025	17.2	$9.56	$126.3	0.6	$9.17	$4.4
Assumed in connection with merger	15.8	5.66		—	—
Granted(1)	6.6	5.83		0.5	6.02
Vested(2)	(8.0)	8.07		(0.1)	8.63
Forfeited	(2.0)	8.37		—	—
Unvested balance—June 30, 2026	29.6	$7.20	$167.1	1.0	$7.76	$5.4

(1) For PSUs, the amount presented as the number of units granted is based on the performance condition being achieved at the target level. Once the performance period is complete, the number of units that will vest may range from 0% to 200% of the target amount based on actual performance.

(2) Includes the service-based vesting in the six months ended June 30, 2026 of the 0.5 million units or 110.66% of PSUs granted in 2025, certified as vested by our Human Resources and Compensation Committee in February 2026 based on attainment against the pre-established annual revenue target.
Stock-Based Compensation Expense
Stock-based compensation expense is classified in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$1.0	$0.6	$1.6	$1.3
Research and development	9.2	8.9	16.8	17.5
Sales and marketing	6.7	5.5	11.6	10.4
General and administrative	6.9	8.8	14.1	20.4
Merger, integration, and restructuring related costs	15.8	—	15.8	(1.6)
Total	$39.6	$23.8	$59.9	$48.0
We capitalized $2.3 million and $2.0 million of stock-based compensation related to our internal-use software during the three months ended June 30, 2026 and 2025 and $4.3 million and $3.7 million during the six months ended June 30, 2026 and 2025.
The table below presents unrecognized employee compensation cost related to unvested shares and the weighted-average period over which it is expected to be recognized:

	June 30, 2026
	Unrecognized Employee Compensation Cost Related to Unvested Shares	Weighted-Average Period Over Which the Compensation Is Expected to Be Recognized (in Years)
RSUs	$189.8	2.6
Common stock options	15.7	2.5
ESPP Rights	5.1	1.2
PSUs	2.7	1.7

Common Stock Reserved for Issuance
The following table presents total shares of our common stock reserved for future issuance:

	June 30, 2026	December 31, 2025
RSUs outstanding	29.6	17.2
Stock options outstanding	10.8	11.1
PSUs outstanding	1.0	0.6
Shares available for future grants	33.2	20.8
Total shares of common stock reserved	74.6	49.7
13.    RELATED PARTY TRANSACTIONS
We have an ongoing content sourcing agreement with DeepLearning.AI Corp (“DeepLearning.AI”), which is owned by our chairman and co-founder, Dr. Andrew Ng. This agreement was entered into in the ordinary course of business and subject to standard commercial terms. Fees associated with this agreement are included within cost of revenue in the Condensed Consolidated Statements of Operations. We recognized content fees under this agreement of $1.7 million and $2.3 million during the three months ended June 30, 2026 and 2025 and $3.6 million and $4.6 million during the six months ended June 30, 2026 and 2025. Related content liabilities were $1.7 million and $4.1 million as of June 30, 2026 and December 31, 2025.
In addition, reference is made to the disclosure regarding our strategic equity investment in LearnVector, Inc. in July 2026 described in Note 16.
14.    SEGMENT AND GEOGRAPHIC INFORMATION
Segment Information
Our chief operating decision maker (“CODM”) is our Chief Executive Officer. Based on how our CODM assesses performance and allocates resources, we have identified two reporting segments: Enterprise and Consumer. This is also consistent with how we disaggregate revenue. Following the Merger with Udemy, we continue to report two reporting segments, Enterprise and Consumer, as the CODM reviews the combined segment results on an integrated basis.
Our CODM primarily measures each segment’s performance based on revenue and gross profit. Segment gross profit, as presented below, is defined as segment revenue less segment content costs within cost of revenue. These costs are considered significant segment expenses that are regularly reviewed by our CODM. Other costs of revenue, including platform operation and maintenance costs, customer support services, amortization of internal-use software and intangible assets, and stock-based compensation expense, are managed on an enterprise-wide basis and not reported by segment. In addition, we do not report operating expenses, other income (expense), net, or income tax expense (benefit) by segment because our CODM reviews this financial information on a consolidated basis.
Our CODM does not use segment-level asset information to assess performance or allocate resources. Therefore, we do not track our long-lived assets by segment. The geographic identification of these assets is provided below.

Financial information for each reportable segment was as follows:

	Three Months Ended June 30,
	2026			2025
	Enterprise	Consumer	Consolidated	Enterprise	Consumer	Consolidated
Revenue	$140.0	$158.6	$298.6	$64.3	$122.8	$187.1
Segment content costs	29.0	55.4	84.4	19.5	47.5	67.0
Segment gross profit	$111.0	$103.2	$214.2	$44.8	$75.3	$120.1
Segment gross profit margin	79.3%	65.1%	71.7%	69.7%	61.3%	64.2%
Other costs of revenue:
Platform operation, customer support, and maintenance costs			22.6			9.6
Amortization of internal-use software			5.7			4.7
Amortization of intangible assets			11.5			2.5
Stock-based compensation expense			1.0			0.6
Cost of revenue			$125.2			$84.4
Gross profit			$173.4			$102.7
Gross profit margin			58.1%			54.9%

	Six Months Ended June 30,
	2026			2025
	Enterprise	Consumer	Consolidated	Enterprise	Consumer	Consolidated
Revenue	$206.2	$288.1	$494.3	$126.0	$240.4	$366.4
Segment content costs	48.3	103.1	151.4	38.0	92.7	130.7
Segment gross profit	$157.9	$185.0	$342.9	$88.0	$147.7	$235.7
Segment gross profit margin	76.6%	64.2%	69.4%	69.8%	61.4%	64.3%
Other costs of revenue:
Platform operation, customer support, and maintenance costs			34.9			19.8
Amortization of internal-use software			11.0			9.4
Amortization of intangible assets			13.4			4.6
Stock-based compensation expense			1.6			1.3
Cost of revenue			$212.3			$165.8
Gross profit			$282.0			$200.6
Gross profit margin			57.1%			54.7%

Geographic Information
Revenue
The following table summarizes the revenue by region based on the billing address of our customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$132.9	$96.3	$228.8	$189.3
Europe, Middle East, and Africa	75.3	45.1	123.2	88.5
Asia Pacific	59.4	26.5	91.0	51.3
Latin America	21.1	12.6	34.6	24.2
Other	9.9	6.6	16.7	13.1
Total	$298.6	$187.1	$494.3	$366.4
No single country other than the United States represented 10% or more of our total revenue during the three and six months ended June 30, 2026 and 2025.
Long-lived Assets
The following table presents our long-lived assets, consisting of property, equipment, and software, net of depreciation and amortization, and operating lease right-of-use assets, by geographic region:

	June 30, 2026	December 31, 2025
United States	$60.0	$45.2
Rest of World	6.9	2.7
Total	$66.9	$47.9
15.    MERGER, INTEGRATION, AND RESTRUCTURING RELATED COSTS
Merger, integration, and restructuring related costs consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Merger, integration, and restructuring related costs
Merger and integration related costs(1)	$35.0	$—	$45.0	$—
Merger-related personnel and severance costs(2)	44.8	—	44.8	—
Other restructuring costs(3)	—	—	—	(0.9)
Total merger, integration, and restructuring related costs	$79.8	$—	$89.8	$(0.9)
(1) Merger and integration related costs consist of legal and regulatory fees, transaction costs, and other professional services incurred in connection with the Merger and subsequent integration-related activities.
(2) Merger-related personnel and severance costs consist of personnel-related costs incurred directly as a result of the Merger, including subsequent workforce integration and synergy initiatives. Included in this amount are costs incurred pursuant to change in control and severance agreements with certain departing personnel which were accounted for as post-combination compensation. Those costs consist of $8.1 million of one-time severance payments and other benefits, which were substantially settled as of June 30, 2026, as well as $15.8 million of stock-based compensation expense recognized due to accelerated vesting of replacement equity awards that were attributable to post-combination service.

In connection with the Merger, the Company also entered into agreements to pay a total of $26.3 million in cash-based retention payments to certain employees designed to support integration efforts related to the Merger. Retention compensation that is contingent on future service is recognized into expense on a straight-line basis over the requisite service period, with various retention periods vesting during the third and fourth quarters of 2026.
The Company recognized $19.7 million of expense and made cash payments of $10.4 million associated with retention agreements during the three months ended June 30, 2026. Accrued, unpaid retention liabilities as of June 30, 2026, were $9.3 million, and are included within the accrued compensation and benefits caption of the accompanying condensed consolidated balance sheets.
(3) Other restructuring costs consist of costs incurred for restructuring activities that were unrelated to the Merger. During the six months ended June 30, 2025, we recognized restructuring related charges of $0.7 million, made cash payments of $5.2 million, and recognized a reversal of stock-based compensation of $1.6 million due to the forfeiture of RSUs and stock options, related to our commitment to reduce overall expenses, focus our efforts, and prioritize future investments in key initiatives that we expect will drive long-term, sustainable growth, announced in October 2024.
16. SUBSEQUENT EVENTS
In July 2026, we repurchased an aggregate of approximately 10.6 million shares of our common stock for $60.1 million, including $0.2 million of commissions, pursuant to the Repurchase Program described in Note 11.
On July 6, 2026, in connection with the Merger and our integration and synergy plans, we announced a commitment to a workforce reduction plan intended to align our cost structure, operating model, and personnel needs with our business objectives and operational priorities. As a result of this initiative, we expect to recognize expenses of approximately $9 million to $11 million, primarily consisting of termination benefits to the impacted employees, including severance payments and healthcare benefits. We expect substantially all of these charges to be cash expenditures incurred during the third and fourth quarters of 2026. Stock-based compensation expenses associated with the workforce reduction plan are not expected to be material.
On July 28, 2026, we announced a strategic equity investment in LearnVector Inc. (“LearnVector”) pursuant to which we entered into a Series A Preferred Stock Purchase Agreement and related ancillary agreements (collectively, the “Transaction Agreements”) with LearnVector. Pursuant to the Transaction Agreements, we purchased shares of LearnVector’s Series A Preferred Stock for an aggregate purchase price of $100 million (the “Investment”), representing 33.33% of the ownership interest in LearnVector on a fully diluted basis as of the date of the Investment.
LearnVector is an AI-native learning company founded by Andrew Ng, who also serves as Chairman of Coursera’s Board of Directors. In light of the relationship between Mr. Ng and Coursera, in considering the Investment, the Board established a Special Committee comprised solely of directors that the Board determined to be independent and disinterested in the Investment (the “Special Committee”). The Board delegated to the Special Committee the power and authority to evaluate, negotiate, approve, or disapprove, the Investment and the Transaction Agreements. The Special Committee unanimously approved the Investment and authorized and directed Coursera to execute the Transaction Agreements.

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
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this report other than statements of historical fact, including statements identified by words such as “accelerate,” “anticipate,” “believe,” “can,” “continue,” “could,” “demand,” “design,” “estimate,” “expand,” “expect,” “forecast,” “intend,” “may,” “might,” “mission,” “need,” “objective,” “ongoing,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these terms, or similar expressions, are forward-looking statements. Forward-looking statements include, but are not limited to, statements about:
•trends and expectations for growth in the global learning ecosystem;
•our ability to integrate with and realize, if at all, the expected benefits of our Merger with Udemy;
•the acceptance, adoption, and growth of online learning and credentialing;
•market acceptance and demand for our platforms and offerings;
•the potential benefits of our solutions to learners and content creators;
•anticipated launch dates of new content creator programs;
•our business model;
•our expectations of our future financial performance, including revenue, expenses, and profitability;
•our ability to develop industry micro-credentials and accredited degree programs;
•our ability to successfully develop, launch, maintain, expand, integrate, and scale new programs, offerings, and features, including artificial intelligence (“AI”) technologies;
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
•our ability to drive adoption of our platforms among Enterprise customers;
•our ability to acquire prospective learners and to affect or increase learner enrollment, revenue, and retention;
•our growth strategies, plans, objectives, and goals;
•our ability to successfully expand our international operations;
•our ability to adapt to changing geopolitical dynamics and economic environments;
•our ability to react to changes in government procurement, funding, spending or staffing policies, budget priorities or agency organization and resulting effects on customers, content development, platform use and revenue;

•our ability to compete and expectations about the future competitive landscape;
•our ability to attract and retain key employees;
•the scalability of our platforms and operations;
•our ability to develop and protect our brands;
•the size of our addressable markets, market share, and market trends;
•the affordability and convenience of our platforms;
•our ability to maintain an effective pricing structure;
•our ability to obtain, maintain, protect, and enforce our intellectual property (“IP”) and proprietary rights and successfully defend against claims of infringement, misappropriation, or other violations of third-party IP;
•our ability to address cybersecurity attacks, security breaches and other security incidents, unauthorized access to or disclosure of personal, confidential or sensitive information; and resulting platform disruption, regulatory, litigation, remediation-cost and reputational effects;
•our anticipated future capital requirements, including the availability of capital to grow our business;
•our ability to fulfill repurchases under our share repurchase program and the effects of repurchases on our stock price, cash reserves, and long-term stockholder value;
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
Overview
Coursera operates global online learning platforms that connect an ecosystem of learners, content creators, organizations, and institutions. The platforms offer high-quality educational content, credentials, and learning tools to support skills development, career advancement, and workforce transformation.
We partner with over 100,000 instructors, encompassing expert practitioners and more than 400 university and industry partners, to develop and distribute educational content that is modular, flexible, and affordable.

Coursera offers a range of learning products to meet diverse educational and professional development needs, from hands-on labs to build practical skills to industry micro-credentials and accredited degree programs that can advance a career. We continue to invest in platform capabilities to enhance and personalize learning experiences and deliver skills development solutions on a global scale. We are also investing in a unified, next-generation platform designed to connect trusted content, skills intelligence, and AI-powered learning experiences across our global ecosystem. Recent innovations include generative AI-powered capabilities for tutoring, translation, interactive role play, and course authoring, as well as role-based learning solutions such as Skills Tracks. These capabilities enable content creators and institutions to deliver targeted learning aligned with evolving workforce needs. Organizations across the public and private sectors use Coursera to upskill and reskill employees, students, and citizens in fields such as generative AI, data science, technology, and business.
Coursera serves individual learners and institutional customers through two operating segments: Enterprise and Consumer. The Enterprise segment engages employers, academic institutions, and government organizations through a direct sales team and reseller partnerships, as well as data-driven insights derived from activity on the Consumer platform. The Consumer segment focuses on attracting learners through branded content, institutional partnerships, and digital marketing, supported by personalized discovery and localized recommendations. Together, our Enterprise and Consumer segments create a connected ecosystem that enables us to serve individuals and organizations throughout their skills development journeys while continuously improving our products through shared data, skills intelligence, and learning insights.
Recent Developments
Transaction with Udemy
On May 11, 2026 (“Closing Date”), we completed an Agreement and Plan of Merger (the “Merger Agreement”) to combine with Udemy, Inc. (“Udemy”), an online learning platform (the “Merger”). Under the terms of the Merger Agreement, each issued and outstanding share of Udemy common stock was converted into the right to receive 0.800 shares of our common stock. We accounted for the Merger as a business combination, and the financial results of Udemy are included in our Condensed Consolidated Financial Statements (Unaudited) prospectively from the Closing Date. Prior period financial statements have not been recast and do not include the financials results of Udemy. Refer to Note 4, Business Combination, included in Part I, Item 1 of this Form 10-Q for further information.
During the second quarter of 2026, we incurred significant cash and non-cash charges related to the Merger and the integration of Udemy, primarily consisting of transaction and integration costs, as well as personnel and severance costs incurred as a direct result of the Merger. These costs are associated with our efforts to complete the Merger, integrate the businesses, and realize the operational synergies expected from the Merger. Refer to Note 15, Merger, integration, and restructuring related costs, included in Part I, Item 1 of this Form 10-Q for further information.
CFO Appointment
The Board appointed Michael Foley as Senior Vice President, Chief Financial Officer and Treasurer, and principal financial officer on an interim basis, effective November 17, 2025, and as principal accounting officer, effective January 3, 2026. Mr. Foley was appointed to these roles on a permanent basis effective March 16, 2026.
Restructuring and Expense Reduction Initiatives
On July 6, 2026, in connection with the Merger and our integration and synergy plans, we announced a commitment to a workforce reduction plan intended to align our cost structure, operating model, and personnel needs with our business objectives and operational priorities. As a result of this initiative, we expect to recognize expenses of approximately $9 million to $11 million, primarily consisting of termination benefits to the impacted employees, including severance payments and healthcare benefits. We expect substantially all of these charges to be cash expenditures incurred during the third and fourth quarters of 2026. Stock-based compensation expenses associated with the workforce reduction plan are not expected to be material.

Strategic Investment
On July 28, 2026, we announced a strategic equity investment in LearnVector Inc. (“LearnVector”) pursuant to which we entered into a Series A Preferred Stock Purchase Agreement and related ancillary agreements (collectively, the “Transaction Agreements”) with LearnVector. Pursuant to the Transaction Agreements, we purchased shares of LearnVector’s Series A Preferred Stock for an aggregate purchase price of $100 million (the “Investment”), representing 33.33% of the ownership interest in LearnVector on a fully diluted basis as of the date of the Investment.
LearnVector is an AI-native learning company founded by Andrew Ng, who also serves as Chairman of Coursera’s Board of Directors (the “Board”). In light of the relationship between Mr. Ng and Coursera, in considering the Investment, the Board established a Special Committee comprised solely of directors that the Board determined to be independent and disinterested in the Investment (the “Special Committee”). The Board delegated to the Special Committee the power and authority to evaluate, negotiate, approve, or disapprove, the Investment and the Transaction Agreements. The Special Committee unanimously approved the Investment and authorized and directed Coursera to execute the Transaction Agreements.
Key Financial Results for Second Quarter 2026
•Total revenue was $298.6 million, including $103.8 million relating to the Merger with Udemy, up 60% from $187.1 million a year ago.
•Gross profit was $173.4 million, compared to $102.7 million a year ago. Non-GAAP gross profit was $185.8 million, compared to $104.7 million a year ago.
•Net loss was $(80.4) million, compared to $(7.8) million a year ago. Non-GAAP net income was $40.4 million, compared to $19.3 million a year ago.
•Net loss per share was $(0.34), compared to $(0.05) a year ago. Non-GAAP net income per share was $0.17, compared to $0.12 a year ago.
•Adjusted EBITDA was $42.7 million, compared to $18.0 million a year ago.
•Net cash (used in) provided by operating activities was $(19.8) million, compared to $35.5 million a year ago. Free Cash Flow was $(32.6) million, compared to $28.6 million a year ago.
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
Ability to innovate our products. Central to our strategy is the continued innovation of our products. We aim to expand access to in-demand skills and high-quality education that supports career advancement by focusing on enhancing our platform’s capabilities. This includes accelerating product development cycles, leveraging data-driven insights, and applying AI capabilities and tools to improve the experience for learners, customers, and content creators across our platforms.
Ability to source in-demand content. We believe learners and customers are attracted to Coursera due to the quality, trust, and job-relevance of our wide selection of educational content provided by our content creators. We intend to accelerate our content development efforts, continuing to source and produce in-demand content and credentials to attract, convert, and retain learners and grow our revenue over time. We are also introducing new product experiences designed to make skills development more personalized, interactive, and measurable. As emerging technology evolves and shapes the demand for certain career functions and roles, these efforts are designed to address evolving skill requirements and support workforce development at scale in collaboration with our content creators.

Ability to attract and retain trusted content creators. We believe our reach, scale, and reputation position us as a valuable partner for leading organizations and institutions seeking to develop and distribute content and credentials to a global audience. To remain a preferred platform for trusted content creators, we continue to invest in growing and engaging our learner base, enhancing the learning and authoring experience through AI-powered product innovations (e.g., Coach, AI powered role play and translations, and Course Builder), and providing a suite of academic integrity features to verify skills mastery (e.g., identity verification and anti-plagiarism detection). Additionally, we are focused on providing personalized discovery, career guidance, and recommendations, increasing conversion into paid offerings through efficient marketing, and enhancing data-driven insights and tools for learners, content creators, organizations, and institutions.
Ability to enhance our go-to-market capabilities. To grow our business, we must efficiently attract learners and customers, offer a compelling value proposition, and increase engagement and retention on our platforms over time. Learners are central to our ecosystem, as their participation helps attract content creators who value our global reach. To increase engagement and retention, we are investing in platform capabilities that serve a broad audience. We aim to create a more unified and integrated experience through personalized recommendations, localized discovery, and clear value propositions that support learners’ educational and career goals and help customers develop their workforces at scale.
Impact of mix shift over time. The mix of our business between our Enterprise and Consumer segments shifts periodically, which can affect our financial performance. We typically incur content costs in the form of fees paid to our content creators, calculated as a percentage of net revenue generated from their content. For subscription based offerings, we compensate our content creators based on learner engagement rather than enrollment rates, which incentivizes the development of more engaging content, supports innovation in learning formats, and better aligns incentives across the diverse content types offered on our platforms.
Ability to convert free learners to paid learners. New learners often begin with free courses on our platforms, which serve as a funnel to grow our learner base and generate referrals to paid offerings. We engage these learners through targeted marketing, personalized recommendations, product integrations, and performance campaigns to highlight premium features and encourage conversion.
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
Ability to retain and expand our Enterprise customer relationships. Retaining and expanding usage within our existing Enterprise customer base, as well as attracting new customers, are critical drivers of our performance. The Enterprise market is highly competitive and subject to rapid changes in workforce skilling requirements driven by evolving business needs, technological advancements, and shifting labor market dynamics. Emerging and evolving technologies, such as AI, may create opportunities for workforce training and upskilling, though the extent of their impact on demand for our platforms, learning solutions, and product experiences remains uncertain. Our competitive position will be influenced by the strength of our product offerings, our pace of innovation, and our ability to more effectively address the talent transformation needs of our customers to deliver measurable workforce outcomes.
Ability to effectively leverage our strategic partnerships. We rely on strategic partners, including resellers and other channel partners, as part of our growth strategy. Identifying partners and negotiating terms with them requires significant time and resources, and we are dependent on our ability to negotiate terms that are favorable to us and provide sufficient incentives for our partners to promote our products. In addition, we have granted certain resellers exclusivity to sell certain revenue offerings in select geographic areas, and are therefore dependent on their sales efforts. Our results will depend on the effectiveness of our strategic partners, and any negative changes in our relationship with our reseller partners, including the loss of a reseller or a significant reduction in business with a reseller, could adversely impact our sales in particular geographies, which could, in turn, negatively impact our results of operations.

Results of Operations
The following table summarizes our results of operations, which are not necessarily indicative of results to be expected for future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Revenue	$298.6	$187.1	$494.3	$366.4
Cost of revenue(1)	125.2	84.4	212.3	165.8
Gross profit	173.4	102.7	282.0	200.6
Operating expenses:
Research and development(1)	43.7	29.3	75.0	58.8
Sales and marketing(1)	104.0	63.6	173.3	120.4
General and administrative(1)	30.6	24.9	53.9	51.8
Merger, integration, and restructuring related costs(1)	79.8	—	89.8	(0.9)
Total operating expenses	258.1	117.8	392.0	230.1
Loss from operations	(84.7)	(15.1)	(110.0)	(29.5)
Interest income, net	7.7	8.0	14.8	15.8
Other (expense) income, net	(1.3)	0.1	(2.2)	0.4
Loss before income taxes	(78.3)	(7.0)	(97.4)	(13.3)
Income tax expense	2.1	0.8	3.5	2.3
Net loss	$(80.4)	$(7.8)	$(100.9)	$(15.6)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Cost of revenue	$1.0	$0.6	$1.6	$1.3
Research and development	9.2	8.9	16.8	17.5
Sales and marketing	6.7	5.5	11.6	10.4
General and administrative	6.9	8.8	14.1	20.4
Merger, integration, and restructuring related costs	15.8	—	15.8	(1.6)
Total stock-based compensation expense	$39.6	$23.8	$59.9	$48.0

The following table summarizes our results of operations as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	41.9	45.1	42.9	45.3
Gross profit	58.1	54.9	57.1	54.7
Operating expenses:
Research and development	14.6	15.7	15.2	16.0
Sales and marketing	34.8	34.0	35.1	32.9
General and administrative	10.3	13.3	10.9	14.1
Merger, integration, and restructuring related costs	26.7	—	18.2	(0.2)
Total operating expenses	86.4	63.0	79.4	62.8
Loss from operations	(28.3)	(8.1)	(22.3)	(8.1)
Interest income, net	2.6	4.3	3.0	4.3
Other (expense) income, net	(0.4)	0.1	(0.4)	0.1
Loss before income taxes	(26.1)	(3.7)	(19.7)	(3.7)
Income tax expense	0.8	0.5	0.7	0.6
Net loss	(26.9)%	(4.2)%	(20.4)%	(4.3)%
Comparison of the Three and Six Months Ended June 30, 2026 and 2025
Impact of the Merger
The comparability of our operating results is impacted by the Merger with Udemy, which closed on May 11, 2026, given the timing of the acquisition and the relative size of the acquired business. We expect the trends and results of operations of the combined company to be materially different than our financial results prior to the Closing Date. When comparing the results of operations for the three and six months ended June 30, 2026 to the same periods in the prior year, we may provide qualitative or quantitative disclosure about revenue, cost of revenue, and operating expenses contributed by Udemy after the Closing Date, where such disclosure would be meaningful and the impact is separately identifiable.
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in millions, except percentages)
Revenue:
Enterprise	$140.0	$64.3	$75.7	118%	$206.2	$126.0	$80.2	64%
Consumer	158.6	122.8	35.8	29%	288.1	240.4	47.7	20%
Total revenue	$298.6	$187.1	$111.5	60%	$494.3	$366.4	$127.9	35%
Revenue for the three months ended June 30, 2026 was $298.6 million, an increase of $111.5 million, or 60%, compared to $187.1 million for the prior-year quarter. Of this increase, $103.8 million was attributable to the inclusion of Udemy revenue following the completion of the Merger. Excluding the impact of the Merger, revenue increased $7.7 million, or 4%, supported by increased Coursera Plus subscription adoption, ongoing platform improvements, and localized pricing, payment, and promotional capabilities.
Enterprise revenue for the three months ended June 30, 2026 increased by $75.7 million, or 118%, compared to the prior-year quarter. This increase was primarily driven by growth in subscription revenue of $75.3 million, largely due to the inclusion of Udemy revenue.

Consumer revenue for the three months ended June 30, 2026 increased by $35.8 million, or 29%, compared to the prior-year quarter. This growth was primarily driven by a $19.4 million increase in subscription revenue, which was attributable to the inclusion of $9.8 million of Udemy revenue and higher Coursera Plus adoption of $9.6 million. Additionally, transactional and other revenue increased by $18.7 million, largely due to the inclusion of Udemy revenue. These increases were partially offset by a $2.3 million decline in degrees revenue.
Revenue for the six months ended June 30, 2026 was $494.3 million, an increase of $127.9 million, or 35%, compared to $366.4 million for the six months ended June 30, 2025. Of this increase, $103.8 million was attributable to the inclusion of Udemy revenue following the completion of the Merger. Excluding the impact of the Merger, revenue increased $24.1 million, or 7%, supported by increased Coursera Plus subscription adoption, ongoing platform improvements, and localized pricing, payment, and promotional capabilities.
Enterprise revenue for the six months ended June 30, 2026 increased by $80.2 million, or 64%, compared to the six months ended June 30, 2025. This increase was primarily driven by growth in subscription revenue of $79.8 million, largely due to the inclusion of Udemy revenue.
Consumer revenue for the six months ended June 30, 2026 increased by $47.7 million, or 20%, compared to the six months ended June 30, 2025. This growth was primarily driven by a $32.1 million increase in subscription revenue, which was attributable to higher Coursera Plus subscription adoption of $22.3 million and the inclusion of $9.8 million of Udemy revenue. Additionally, transactional and other revenue increased by $18.4 million, largely due to the inclusion of Udemy revenue. These increases were partially offset by a $2.8 million decline in degrees revenue.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in millions, except percentages)
Cost of revenue	$125.2	$84.4	$40.8	48%	$212.3	$165.8	$46.5	28%
Gross profit	$173.4	$102.7	$70.7	69%	$282.0	$200.6	$81.4	41%
Gross margin	58.1%	54.9%			57.1%	54.7%
Cost of revenue for the three months ended June 30, 2026 was $125.2 million compared to $84.4 million for the prior-year quarter. The primary drivers of the increase in cost of revenue were a $17.4 million increase in content-related costs, a $13.0 million increase in platform operation, customer support, and maintenance costs, and a $9.0 million increase in amortization expense of intangible assets, all of which were primarily attributable to the Merger.
Content costs for the Enterprise segment were $29.0 million and $19.5 million for the three months ended June 30, 2026 and 2025, with content costs as a percentage of revenue of 20.7% and 30.3% for the same periods. Content costs for the Consumer segment were $55.4 million and $47.5 million for the three months ended June 30, 2026 and 2025, with content costs as a percentage of revenue of 34.9% and 38.7% for the same periods. Content costs as a percentage of revenue for both segments decreased due to higher learner engagement in content created under production arrangements with lower revenue share and the introduction of the platform maintenance fee in January 2026, plus the impact of the Merger contributing more favorable content economics and a continued shift toward subscription revenue.
Gross margin was 58.1% for the three months ended June 30, 2026, an increase from 54.9% for the prior year quarter. The increase in gross margin was driven by lower content cost rates in both our Enterprise and Consumer segments, partially offset by increases in platform operation, customer support, and maintenance costs and amortization expense of intangible assets.
Cost of revenue for the six months ended June 30, 2026 was $212.3 million compared to $165.8 million for the six months ended June 30, 2025. The primary drivers of the increase in cost of revenue were a $20.7 million increase in content-related costs, a $15.1 million increase in platform operation, customer support, and maintenance costs, and a $8.8 million increase in amortization expense of intangible assets, all of which were primarily attributable to the Merger.

Content costs for the Enterprise segment were $48.3 million and $38.0 million for the six months ended June 30, 2026 and 2025, with content costs as a percentage of revenue of 23.4% and 30.2% for the same periods. Content costs for the Consumer segment were $103.1 million and $92.7 million for the six months ended June 30, 2026 and 2025, with content costs as a percentage of revenue of 35.8% and 38.6% for the same periods. Content costs as a percentage of revenue for both segments decreased due to higher learner engagement in content created under production arrangements with lower revenue share and the introduction of the platform maintenance fee in January 2026, plus the impact of the Merger contributing more favorable content economics and a continued shift toward subscription revenue.
Gross margin was 57.1% for the six months ended June 30, 2026, an increase from 54.7% for the six months ended June 30, 2025. The increase in gross margin was driven by lower content cost rates in both our Enterprise and Consumer segments, partially offset by increases in platform operation, customer support, and maintenance costs and amortization expense of intangible assets.
Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in millions, except percentages)
Operating expenses:
Research and development	$43.7	$29.3	$14.4	49%	$75.0	$58.8	$16.2	28%
Sales and marketing	104.0	63.6	40.4	64%	173.3	120.4	52.9	44%
General and administrative	30.6	24.9	5.7	23%	53.9	51.8	2.1	4%
Merger, integration, and restructuring related costs	79.8	—	79.8	nm	89.8	(0.9)	90.7	nm
Total operating expenses	$258.1	$117.8	$140.3	119%	$392.0	$230.1	$161.9	70%
nm - not meaningful
Total operating expenses for the three and six months ended June 30, 2026 were $258.1 million and $392.0 million compared to $117.8 million and $230.1 million for the three and six months ended June 30, 2025.
Research and development expenses for the three months ended June 30, 2026 were $43.7 million compared to $29.3 million for the prior-year quarter. The increase was primarily due to a $9.4 million increase in personnel-related expenses, which was primarily attributable to the Merger, and a $4.6 million increase in software subscription and allocated expenses.
Research and development expenses for the six months ended June 30, 2026 were $75.0 million compared to $58.8 million for the six months ended June 30, 2025. The increase was primarily due to a $9.9 million increase in personnel-related expenses, which was primarily attributable to the Merger, and a $6.3 million increase in software subscription and allocated expenses.
Sales and marketing expenses for the three months ended June 30, 2026 were $104.0 million compared to $63.6 million for the prior-year quarter. The increase was primarily due to a $15.3 million increase in personnel-related expenses, a $15.2 million increase in marketing and advertising expenses, a $4.6 million increase in amortization of acquired intangible assets, and a $4.2 million increase in software subscription and allocated expenses, all of which were primarily attributable to the Merger.
Sales and marketing expenses for the six months ended June 30, 2026 were $173.3 million compared to $120.4 million for the six months ended June 30, 2025. The increase was primarily due to a $24.7 million increase in marketing and advertising expenses, a $17.0 million increase in personnel-related expenses, a $4.6 million increase in amortization of acquired intangible assets, and a $4.9 million increase in software subscription and allocated expenses, all of which were primarily attributable to the Merger.

General and administrative expenses for the three months ended June 30, 2026 were $30.6 million compared to $24.9 million for the prior-year quarter. The increase was primarily driven by a $5.9 million increase in personnel-related expenses, which was primarily attributable to the Merger.
General and administrative expenses for the six months ended June 30, 2026 were $53.9 million compared to $51.8 million for the six months ended June 30, 2025. The increase was driven by the Merger, primarily consisting of a $6.1 million increase in personnel-related expenses, although largely offset by a decrease of $6.1 million in stock-based compensation expense partially related to our former CEO’s leadership transition in the six months ended June 30, 2025.
Merger, integration, and restructuring related costs were $79.8 million and $89.8 million for the three and six months ended June 30, 2026, primarily consisting of legal and regulatory fees, transaction costs, other professional services, and personnel and severance costs that were incurred directly as a result of the Merger. For the three and six months ended June 30, 2025, merger, integration, and restructuring related costs were $0.0 million and $(0.9) million, relating to our restructuring initiative originally announced in October 2024. Refer to Note 15, Merger, integration, and restructuring related costs, included in Part I, Item 1 of this Form 10-Q for further information.
Other Income (Expense)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in millions, except percentages)
Interest income, net	$7.7	$8.0	$(0.3)	(4)%	$14.8	$15.8	$(1.0)	(6)%
Other (expense) income, net	(1.3)	0.1	(1.4)	nm	(2.2)	0.4	(2.6)	nm
Total other income, net	$6.4	$8.1	$(1.7)	(21)%	$12.6	$16.2	$(3.6)	(22)%
Total other income, net for the three and six months ended June 30, 2026 was primarily comprised of interest income earned on cash, cash equivalents, and marketable securities. Total other income, net decreased during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, primarily due to lower interest income generated by existing investments, as interest rates declined across the comparative periods and previously-invested cash was used to fund share repurchase activities and costs related to the Merger. This was partially offset by an increase in interest income generated by investments in cash equivalents and marketable securities acquired in connection with the Merger with Udemy.
Income Tax Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in millions, except percentages)
Income tax expense	$2.1	$0.8	$1.3	163%	$3.5	$2.3	$1.2	52%
Income tax expense for the three and six months ended June 30, 2026 and 2025 was primarily related to state and foreign taxes.
Liquidity and Capital Resources
Overview
As of June 30, 2026, our principal source of liquidity was cash, cash equivalents, and marketable securities totaling $982.2 million.
Since our inception, we have financed our operations primarily through proceeds from the issuance of redeemable convertible preferred stock, our initial public offering completed in April 2021, and cash generated from business operations. Our principal uses of cash in the three and six months ended June 30, 2026 and 2025 include the funding of our business operations, merger and integration related costs, investments in our internal-use software, purchases of content assets, and repurchases of our common stock, as discussed below.

We believe that our existing cash, cash equivalents, and marketable securities, along with our expected cash flows from operations, will be sufficient to meet our cash needs for at least the next 12 months. Over the longer term, our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, the continuing market acceptance of our offerings, and any investments or acquisitions we may choose to pursue in the future. If we need to borrow funds or issue additional equity, we cannot assure you that any such additional financing will be available on terms acceptable to us, if at all. Moreover, any future borrowings may result in additional restrictions on our business and any issuance of additional equity would result in dilution to investors. If we are unable to raise additional capital when desired and on terms acceptable to us, our business, results of operations, and financial condition could be materially and adversely affected.
Contractual Obligations and Commitments
Except as discussed in Note 7, Leases, and Note 10, Commitments and Contingencies, included in Part I, Item 1 of this Form 10-Q, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the three and six months ended June 30, 2026 as compared to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in our Form 10-K.
Share Repurchase Program
On May 15, 2026, our Board approved a share repurchase program authorizing Coursera to purchase up to $500 million of our common stock, excluding commissions and fees (the “Repurchase Program”). Under the Repurchase Program, Coursera may repurchase shares of common stock from time to time through open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The Repurchase Program has no expiration date and continues unless otherwise suspended or discontinued. The number of shares repurchased and the timing of the repurchases depend on several factors, including, without limitation, business, economic, and market conditions, corporate, legal, and regulatory requirements, prevailing stock prices, trading volume, and other considerations. The Repurchase Program may be suspended or discontinued at any time and does not obligate us to acquire any amount of common stock.
During the three and six months ended June 30, 2026, we repurchased an aggregate of approximately 16.5 million shares of our common stock for $90.3 million pursuant to a Rule 10b5-1 plan, including $0.2 million of commissions. As of June 30, 2026, we had $409.9 million remaining under the Repurchase Program.
In July 2026, we repurchased an aggregate of approximately 10.6 million shares of our common stock for $60.1 million, including $0.2 million of commissions. To date, we have utilized our existing cash and cash equivalents to fund repurchases under the Repurchase Program.
Cash Flows
The following table summarizes our cash flows:

	Six Months Ended June 30,
	2026	2025
	(in millions)
Net cash (used in) provided by operating activities	$(5.2)	$69.0
Net cash provided by (used in) investing activities	188.5	(15.1)
Net cash used in financing activities	(102.4)	(6.5)
Effect of foreign exchange rates on cash flows	(0.3)	—
Net increase in cash, cash equivalents, and restricted cash	$80.6	$47.4
Operating Activities
Cash (used in) provided by operating activities mainly consists of our net loss adjusted for certain non-cash items, including stock-based compensation expense, depreciation and amortization, and impairment losses, as well as the effect of changes in operating assets and liabilities during each period. Our main source of operating cash is payments received from our customers. Our primary use of cash from operating activities is for personnel-related expenses, content creator fees, marketing and advertising expenses, indirect taxes, third-party cloud infrastructure expenses, and merger and integration related costs.

For the six months ended June 30, 2026, net cash used in operating activities was $5.2 million, primarily resulting from a net loss of $100.9 million adjusted for non-cash charges of $91.1 million and (i) an increase in prepaid expenses and other assets, partially offset by (ii) a decrease in accounts receivable due to timing of invoicing and collections, (iii) an increase in accrued compensation and other liabilities, and (iv) deferred revenue growth.
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
Cash (used in) provided by operating activities decreased by $74.2 million during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to cash payments of merger and integration related costs of $50.3 million and cash payments of merger-related personnel and severance costs of $18.1 million made during the six months ended June 30, 2026 associated with the Merger.
Investing Activities
For the six months ended June 30, 2026, net cash provided by investing activities was $188.5 million, due to (i) cash acquired as part of the Merger and (ii) proceeds from maturities of marketable securities, partially offset by (iii) purchases of marketable securities, (iv) purchases of content assets, (v) capitalized internal-use software costs, and (vi) purchases of property, equipment, and software.
For the six months ended June 30, 2025, net cash used in investing activities was $15.1 million, due to (i) capitalized internal-use software costs, (ii) purchases of content assets, and (iii) purchases of property, equipment, and software.
Financing Activities
For the six months ended June 30, 2026, net cash used in financing activities was $102.4 million, due to (i) payments for repurchases of common stock under the Repurchase Program, (ii) payments for tax withholding on vesting of RSUs, partially offset by (iii) proceeds from the exercise of stock options, and (iv) proceeds from our employee stock purchase plan.
For the six months ended June 30, 2025, net cash used in financing activities was $6.5 million, due to (i) payments for tax withholding on vesting of RSUs, partially offset by (ii) proceeds from the exercise of stock options, and (iii) proceeds from our employee stock purchase plan.
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
Key Business Metrics
In connection with our Merger with Udemy, we have elected to discontinue reporting certain historical business metrics and introduced a new metric that we believe serves as a clearer indicator of the growth of our business and a better reflection of future revenue trends. We are introducing Paid Subscribers as a key business metric to provide investors with additional insight into Consumer subscription trends, and we will no longer disclose New and Total Registered Learners beginning in the second quarter of 2026.

Additionally, key business metrics presented below represent the combined metrics of Coursera and Udemy, reflecting a unified reporting methodology and common definitions. Historical combined metrics have been conformed to this unified reporting methodology for comparability purposes, and therefore, may not equal the sum of each company’s previously reported metrics or be comparable to the financial information presented in this Form 10-Q, which incorporates Udemy’s operating results beginning on May 11, 2026, the Closing Date of the Merger. For additional information regarding the metrics discussed, please see the definitions below.
Enterprise Customers
We count the total number of Enterprise Customers that are active on the Coursera or Udemy platforms at the end of each period. For purposes of determining our customer count, we treat each customer account that has a corresponding contract as a unique customer, and a single organization with multiple divisions, segments, or subsidiaries may be counted as multiple customers. We define an “Enterprise Customer” as a customer who purchases Coursera or Udemy solutions through our direct sales force or through reseller and channel partnerships. For purposes of determining our Enterprise Customer count, we exclude customers who do not purchase either through our direct sales force or through reseller and channel partnerships, including organizations engaging through our self-service platform.
For the six months ended June 30, 2026, approximately 95% of Enterprise revenue was generated from our Enterprise Customers. We believe that the number of Enterprise Customers and our ability to increase this number is an important indicator of the growth of our Enterprise segment and future Enterprise segment revenue trends.

	June 30,
	2026	2025
Enterprise Customers(1)	12,107	12,325
YoY change	(2)%
(1) On a standalone basis Coursera reported 1,686 Paid Enterprise Customers and Udemy reported 17,107 Udemy Business Customers as of June 30, 2025. These legacy as-reported figures were calculated using each respective company’s pre-merger definitions and reporting methodology as reported in their respective Quarterly Reports on Form 10-Q for the quarter ended June 30, 2025, and are provided solely for historical reference.
Net Retention Rate for Enterprise Customers
We disclose Net Retention Rate for Enterprise Customers as a supplemental measure of our Enterprise revenue growth. We believe Net Retention Rate for Enterprise Customers is an important metric that provides insight into the long-term value of our subscription agreements and our ability to retain and grow revenue from our Enterprise Customers.
We calculate annual recurring revenue (“ARR”) by annualizing each customer’s monthly recurring revenue (“MRR”) for the most recent month at period end. We calculate “Net Retention Rate” for a period by starting with the ARR from all Enterprise Customers as of the 12 months prior to such period end, or “Prior Period ARR”. We then calculate the ARR from these same Enterprise Customers as of the current period end, or “Current Period ARR”. Current Period ARR includes expansion within Enterprise Customers and is net of contraction or attrition over the trailing 12 months but excludes revenue from new Enterprise Customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at our Net Retention Rate for Enterprise Customers.
Our Net Retention Rate for Enterprise Customers was 91% for the three months ended June 30, 2026 compared to 95% for the three months ended June 30, 2025. The decrease was primarily the result of customer attrition for business customers, partially offset by the expansion of government customers. Our Net Retention Rate for Enterprise Customers is expected to fluctuate in future periods due to a number of factors, including the growth of our revenue base, the penetration within our Enterprise Customer base, expansion of products and features, and our ability to retain and expand our Enterprise Customers.

	Three Months Ended June 30,
	2026	2025
Net Retention Rate for Enterprise Customers(2)	91%	95%
YoY change	(4)%
(2) On a standalone basis for three months ended June 30, 2025, Coursera reported Net Retention Rate of 93% and Udemy reported Net Dollar Retention Rate of 95%. These legacy as-reported figures were calculated using each respective company’s pre-merger definitions and reporting methodology as reported in their respective Quarterly Reports on Form 10-Q for the quarter ended June 20, 2025, and are provided solely for historical reference.
Paid Subscribers
Paid Subscriber count is defined as the total number of unique subscribers with at least one paid Consumer subscription product that contributes to revenue as of the reporting period. For purposes of determining unique subscriber count, subscribers with multiple paid subscriptions are counted as a single Paid Subscriber.

	June 30,
	2026	2025
	(in thousands, except percentages)
Paid Subscribers	1,655	1,152
YoY growth	44%
Segment Revenue
We generate revenue from two reportable segments: Enterprise and Consumer.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions, except percentages)
Enterprise revenue	$140.0	$64.3	$206.2	$126.0
YoY growth	118%		64%
Consumer revenue	$158.6	$122.8	$288.1	$240.4
YoY growth	29%		20%
Total revenue	$298.6	$187.1	$494.3	$366.4
YoY growth	60%		35%
Segment Gross Profit
We monitor segment gross profit as a key metric to help us evaluate the financial performance of our individual segments. Segment gross profit represents segment revenue less segment content costs paid to content creators. Segment gross margin represents segment gross profit expressed as a percentage of segment revenue. Given that content costs are the largest individual cost of our revenue, and that these costs contractually vary as a percentage of revenue between our Enterprise and Consumer offerings, mix shifts between our two segments can be a significant factor of our overall gross margin, financial performance, and profitability.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions, except percentages)
Enterprise gross profit	$111.0	$44.8	$157.9	$88.0
Enterprise segment gross margin %	79.3%	69.7%	76.6%	69.8%
Consumer gross profit	$103.2	$75.3	$185.0	$147.7
Consumer segment gross margin %	65.1%	61.3%	64.2%	61.4%

Enterprise segment gross margin increased to 79.3% and 76.6% for the three and six months ended June 30, 2026 compared to 69.7% and 69.8% when comparing the same periods. Consumer segment gross margin increased to 65.1% and 64.2% for the three and six months ended June 30, 2026 up from 61.3% and 61.4% for the three and six months ended June 30, 2025. The improvements in gross margin were primarily the result of lower content cost rates in both our Enterprise and Consumer segments for the three and six months ended June 30, 2026, due to higher learner engagement in content created under production arrangements with lower revenue share and the introduction of the platform maintenance fee in January 2026, plus the impact of the Udemy Merger contributing more favorable content economics and continued shift toward subscription revenue.
Non-GAAP Financial Measures
Non-GAAP Gross Profit, Non-GAAP Net Income, and Non-GAAP Net Income Per Share
We define non-GAAP gross profit and non-GAAP net income as GAAP gross profit and GAAP net loss excluding: (i) merger, integration, and restructuring related costs; (ii) stock-based compensation expense; (iii) amortization of acquired intangible assets; (iv) amortization of stock-based compensation expense capitalized as internal-use software costs; (v) payroll tax expense related to stock-based compensation; and (vi) costs and settlement (gains) losses related to significant and non-recurring legal and regulatory matters, net of insurance recoveries. Non-GAAP net income per share is calculated by dividing non-GAAP net income by the diluted weighted average shares of common stock outstanding. We believe the presentation of these adjusted operating results provides useful supplemental information to investors and facilitates the analysis and comparison of our operating results across reporting periods.
The following tables provide a reconciliation of GAAP gross profit and GAAP net loss, the most directly comparable GAAP financial measure, to non-GAAP gross profit and non-GAAP net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Gross profit	$173.4	$102.7	$282.0	$200.6
Amortization of acquired intangible assets	9.5	—	9.5	—
Stock-based compensation expense	1.0	0.6	1.6	1.3
Amortization of stock-based compensation capitalized as internal-use software costs	1.8	1.4	3.4	2.9
Payroll tax expense related to stock-based compensation	0.1	—	0.1	—
Non-GAAP gross profit	$185.8	$104.7	$296.6	$204.8

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Net loss	$(80.4)	$(7.8)	$(100.9)	$(15.6)
Merger, integration, and restructuring related costs	79.8	—	89.8	(0.9)
Stock-based compensation expense	23.8	23.8	44.1	49.6
Amortization of acquired intangible assets	14.1	—	14.1	—
Amortization of stock-based compensation capitalized as internal-use software costs	1.8	1.4	3.4	2.9
Payroll tax expense related to stock-based compensation	0.7	0.7	1.4	1.6
Significant and non-recurring legal and regulatory matters	0.6	1.2	0.9	1.4
Non-GAAP net income	$40.4	$19.3	$52.8	$39.0
Weighted-average shares used in computing net loss per share—basic	233.4	162.5	201.2	161.6
Effect of dilutive securities	5.3	4.8	3.8	4.4
Weighted-average shares used in computing non-GAAP net income per share—diluted	238.7	167.3	205.0	166.0
Net loss per share—basic and diluted	$(0.34)	$(0.05)	$(0.50)	$(0.10)
Non-GAAP net income per share—diluted	$0.17	$0.12	$0.26	$0.23
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA Margin are key measures used by our management to help us analyze our financial results, establish budgets and operational goals for managing our business, evaluate our performance, and make strategic decisions.
We define Adjusted EBITDA as our GAAP net loss excluding: (i) merger, integration, and restructuring related costs; (ii) stock-based compensation expense; (iii) depreciation and amortization; (iv) income tax expense; (v) other expense (income), net; (vi) payroll tax expense related to stock-based compensation; (vii) costs and settlement (gains) losses related to significant and non-recurring legal and regulatory matters, net of insurance recoveries; and (viii) interest income, net. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue.

The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions, except percentages)
Net loss	$(80.4)	$(7.8)	$(100.9)	$(15.6)
Merger, integration, and restructuring related costs	79.8	—	89.8	(0.9)
Stock-based compensation expense	23.8	23.8	44.1	49.6
Depreciation and amortization	22.5	7.4	30.0	14.5
Income tax expense	2.1	0.8	3.5	2.3
Other expense (income), net	1.3	(0.1)	2.2	(0.4)
Payroll tax expense related to stock-based compensation	0.7	0.7	1.4	1.6
Significant and non-recurring legal and regulatory matters	0.6	1.2	0.9	1.4
Interest income, net	(7.7)	(8.0)	(14.8)	(15.8)
Adjusted EBITDA	$42.7	$18.0	$56.2	$37.6

Net loss margin	(26.9)%	(4.2)%	(20.4)%	(4.3)%
Adjusted EBITDA Margin	14.3%	9.6%	11.4%	10.3%
Free Cash Flow
We define Free Cash Flow as net cash (used in) provided by operating activities, less capitalized internal-use software costs, purchases of content assets, and purchases of property, equipment, and software, as we consider these capital expenditures necessary to support our ongoing operations.
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
The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable GAAP financial measure, to Free Cash Flow:

	Six Months Ended June 30,
	2026	2025
	(in millions)
Net cash (used in) provided by operating activities(1)	$(5.2)	$69.0
Less: capitalized internal-use software costs	(13.0)	(8.3)
Less: purchases of content assets	(10.9)	(5.9)
Less: purchases of property, equipment, and software	(0.5)	(0.9)
Free Cash Flow	$(29.6)	$53.9
(1) Net cash (used in) provided by operating activities includes cash payments of merger and integration related costs of $50.3 million and cash payments of merger-related personnel and severance costs of $18.1 million made during the six months ended June 30, 2026. The six months ended June 30, 2025 include $5.2 million in cash payments of other restructuring costs.

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
Other than those described below, there have been no material changes to our critical accounting estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Form 10-K.
Business Combinations
The allocation of the purchase price in a business combination requires us to make significant estimates in determining the fair value of acquired assets and assumed liabilities, especially with respect to intangible assets. The excess of the purchase price in a business combination over the fair value of these tangible and intangible assets acquired and liabilities assumed is recorded as goodwill. Critical estimates in valuing acquired intangible assets include, but are not limited to, future expected cash flows and operating results, the selected valuation approaches and methods, useful lives, royalty and discount rates, the rate of technological obsolescence, customer retention rates, and the time to rebuild acquired content creator relationships. We typically engage third party valuation appraisal firms to assist us in determining the fair values of acquired intangible assets, including the relief from royalty method, the with-and-without method, and the multi-period excess earnings method used to calculate fair values under the income approach. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. We evaluate these estimates and assumptions as new information is obtained and may record adjustments to the fair value of the tangible and intangible assets acquired and liabilities assumed up to one year from the Closing Date.
Revenue Recognition - Principal Versus Agent
We are generally the principal with respect to our Consumer and Enterprise revenue arrangements as we control the performance obligation and are the primary obligor with respect to delivering access to course content. Additionally, we have inventory risk through recoupable advances sometimes paid to content creators. Therefore, we record the gross purchase price paid by the customer related to these arrangements within revenue on the condensed consolidated statements of operations, and we record payments to content creators as content costs within cost of revenue. Furthermore, we are the principal in certain contracts sold through our reseller partners. For arrangements where we have visibility into the price paid by the end customer, we recognize the gross transaction price as revenue, and allocate amounts retained by the reseller between deferred sales commissions within sales and marketing and, to the extent applicable, customer support costs within cost of revenue.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the U.S. and internationally, and we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is described below.
Interest Rate Risk
Our exposure to interest rate changes relates primarily to our investment portfolio. Although we are exposed to global interest rate fluctuations, U.S. interest rate fluctuations tend to have the greatest effect on our interest income, impacting the interest earned on our cash, cash equivalents, and marketable securities as well as the fair value of the underlying securities.
Our investment policy and strategy are focused on preserving capital and supporting our liquidity requirements. We use a combination of internal and external management to execute our investment strategy and achieve our investment objectives. We invest in highly-rated securities, such as U.S. Treasury securities and U.S. government-backed money market funds, with maturities of one year or less.

A hypothetical 100 basis point increase or decrease in interest rates as of June 30, 2026 would not have a material impact on the fair value of our portfolio, and such impact would only be realized if we sold the investments prior to their maturities. Based on our invested cash equivalents and marketable securities balance as of June 30, 2026, a hypothetical 100 basis point change in interest rates would result in a $8.8 million increase or decrease in interest income on an annualized basis.
Foreign Currency Risk
Our reporting currency is the U.S. dollar. We determine the functional currency for each of our foreign subsidiaries by reviewing their operations and currencies used in their primary economic environments. While the majority of our sales are denominated in U.S. dollars or collected in advance of service delivery, we also generate revenue in local currencies, particularly in our Consumer segment and in certain countries within our Enterprise segment. As a result, our revenue is subject to some foreign currency risk.
Our operating expenses are typically incurred in the local currencies of the countries where we operate, including but not limited to the euro, British pound sterling, Canadian dollar, Indian rupee, and Japanese yen. These currencies are subject to fluctuations due to changes in foreign currency exchange rates. We also maintain foreign-currency denominated cash and cash equivalents in our foreign entities to support their ongoing operations. These balances may cause us to recognize transaction gains and losses due to exchange rate fluctuations, which are reflected in our Condensed Consolidated Statements of Operations.
We have not entered into any foreign currency hedging arrangements or other derivative instruments to manage this risk, although we may choose to do so in the future. A hypothetical 10% increase or decrease in average foreign exchange rates relative to the U.S. dollar would not have resulted in a material impact on our loss before income taxes in our Condensed Consolidated Financial Statements (Unaudited) for the three months ended June 30, 2026 and 2025.
Convertible Note Investment
We hold a convertible note investment with a private company, with an estimated fair market value of $8.5 million as of June 30, 2026. We have elected to account for the investment under the fair value option. The determination of the fair market value of the investment is based on a variety of market-related risks, including but not limited to interest rates and volatility in equity markets, that could impact the carrying value of our investments.
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

Changes in Internal Control over Financial Reporting
As part of our ongoing evaluation of internal controls over financial reporting, we are reviewing the internal controls in connection with our Merger with Udemy and are making appropriate changes as we deem necessary. Other than this review of our controls in connection with the Merger, there were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See discussion of legal proceedings in Note 10, Commitments and Contingencies, in Item 1 of Part I of this Quarterly Report on Form 10-Q (“Form 10-Q”), which is incorporated by reference into this Item 1 of Part II.
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
•our ability to successfully integrate with Udemy and realize the anticipated benefits of the merger with Udemy, in a timely fashion;
•the nascency and market adoption of online learning solutions and generative AI, which may not grow or evolve as we expect, or lead to increased demand for our offerings;
•changes in economic or other terms of our relationships with our content creators and other strategic partners;
•our ability to maintain and expand our partnerships with our content creators and other strategic partners;
•our ability to effectively leverage resellers and other strategic partners to sell and market our products;
•our ability to attract and retain learners, including converting freemium learners to paid learners;
•our ability to adapt and respond effectively to rapidly changing technology, evolving industry standards, and changing customer needs or requirements, including our ability to build, deploy, and scale AI across our platforms;
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
•our ability to compete effectively;
•our ability to successfully execute acquisitions or other strategic transactions, including investments in private companies;
•risks related to strategic investments in private companies, such as our Investment in LearnVector, including the potential for impairment charges and risks around our ability to realize the anticipated technological or commercial benefits of these investments;
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
•any disruption or failure of our platforms or operations, including as a result of geopolitical crises, natural disasters, public health crises, or other catastrophic events;
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
Our historical growth may not be indicative of our future growth, and our revenue may not grow or could decline compared to prior years. Accordingly, you should not rely on our revenue for any previous annual or quarterly period as any indication of our revenue or revenue growth in future periods. Our revenue growth rates may decline compared to prior years due to a variety of factors, including slowing demand for our platforms or offerings, slowing growth of our sales, increasing competition, increasing regulation, a decrease in the growth of our overall market or market saturation, and our failure to capitalize on growth opportunities.
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
Our quarterly and annual revenue and operating results have historically fluctuated from period to period, and our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance. Factors that may cause fluctuations in our quarterly operating results include, but are not limited to, the following:
•our ability to maintain existing customers and attract new customers, including businesses, government organizations, academic institutions, and other organizations that subscribe to our Enterprise platforms, as well as learners who access the content and credentialing programs available on our platforms;
•our ability to continue to offer compelling content and degrees or other credentialing programs created by our content creators;
•changes in, or trends affecting, subscriptions to our platforms from businesses, government organizations, academic institutions, and other organizations;
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
•changes in the rate, volume, quality, and demand for new content and credentialing programs created and offered by our content creators on our platforms;
•changes in the terms of our existing content creator agreements and the timing and terms of any new content creator agreements;
•the timing and amount of our sales and marketing expenses;
•the timing and breadth of platforms subscription discounts and promotions;
•costs necessary to improve and maintain our platforms and compete on the basis of emerging technologies and functionality;
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
The market for online learning solutions is relatively new and continues to evolve rapidly. These factors may make it difficult to accurately assess our future prospects and the risks, challenges, and uncertainties that we may encounter. These uncertainties include:
•maintaining and increasing a base of learners, customers, or content creators using our platforms;
•successfully competing with existing and future participants in the market for online learning solutions;
•successfully expanding our business in existing markets and entering new markets and geographies;
•anticipating and responding to market and broader economic conditions;
•avoiding interruptions or disruptions in the service of our platforms;
•accurately forecasting our revenue and operating expenses on a quarterly and annual basis;
•maintaining and enhancing the value of our reputation and brands;
•attracting, hiring, and retaining qualified personnel to manage our operations and further develop our platforms;
•effectively managing growth in our operations, including personnel; and
•successfully implementing and executing our business strategies.

As a result of the evolving scope of our industry, business and offerings, as well as our limited operating history, our forecasts of future operating results may be less accurate. As we anticipate market opportunities, risks, or other changes, we may adjust our business model or offerings. However, we cannot guarantee that such changes will be accepted by our learners, content creators, or Enterprise customers, or that they will not result in lower revenues, particularly in the period immediately following the changes. In such cases, we may not realize the anticipated financial benefits of such changes in the amounts we anticipate, on the expected timeline, or at all. If we do not successfully manage our evolving business model and offerings, our operating and financial results may differ materially from our expectations, and our business and stock price may suffer. Our forecasts are subject to a number of uncertainties, including those discussed in this “Risk Factors” section and elsewhere in this Form 10-Q.
If we do not successfully integrate Udemy into our organization, we may not realize the anticipated benefits of the Merger in a timely fashion, if at all, which could adversely affect our results of operations and financial condition.
On May 11, 2026, we completed the Merger with Udemy. Our ability to realize the anticipated benefits of the Merger is subject to a number of uncertainties and risks. The integration of two businesses with distinct operating models, technology platforms, and content partners is complex, costly, and time-consuming. We can provide no assurance that we will be able to successfully integrate our operations or otherwise realize the expected strategic, financial, and operational benefits of the Merger. Failure to do so could have a material adverse effect on our business and the market price of our common stock.

Key challenges to a successful integration include, but are not limited to, the following:

•The anticipated cost savings and synergies from the Merger are based on assumptions that may prove inaccurate. We may fail to identify all available cost-saving opportunities, or the synergies we have identified may take longer to capture, cost more to implement, or deliver less savings than projected. In some cases, achieving cost synergies may require upfront investment, restructuring charges, or headcount reductions that offset part of the expected benefit, such as the initiative announced in July 2026 (refer to Note 16, Subsequent events, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q). If the assumptions underlying our synergy estimates are wrong, or if we are unable to execute on identified opportunities, the Merger may not deliver the financial benefits that we expect, or in the anticipated timeframe. Furthermore, we will record a significant amount of goodwill and other intangible assets as a result of the Merger. If we fail to realize its anticipated benefits, we may be required to test these assets for impairment, which could result in a material non-cash charge to our earnings.

•We currently operate two separate Coursera and Udemy platforms with distinct technology stacks and content delivery systems. A central element of our strategy is to build an AI-native skills platform to deliver more personalized, effective, and measurable learning experiences for our learners and customers. Migrating users, content, and data to a unified platform could cause service disruptions, degrade the learner experience, or require higher capital expenditure than anticipated. If we cannot develop a unified platform, or choose not to do so, we would continue to operate and maintain two separate platforms, which would reduce or eliminate the expected synergies from the Merger and could limit our ability to deliver a consistent experience across our combined learner base.
•The Udemy content creation engine relies on approximately 95,000 expert instructors who develop their own content and set their own marketplace pricing. Any changes to revenue-sharing terms or platform policies as a result of integration could cause these content creators to reduce their activity or move to competing platforms, which would reduce the breadth of our offerings.
•Coursera’s content creators may reduce their engagement or terminate their relationships with us as a result of the Merger due to their perceived diminution of the Coursera brand or their own brand and increased competition for learner enrollment. In response to these factors, or due to a perceived shift in our strategic priorities, our content creators could choose to remove content from our platforms, not offer new content on our platforms, decline to renew their agreements, or seek alternative distribution channels for their content. The loss or degradation of these key partnerships would diminish the quality and exclusivity of our premium catalog, damage our brand differentiation, and have a material adverse effect on our business, financial condition, and results of operations.
•We serve Enterprise customers through subscription offerings on both our Coursera and Udemy platforms. Consolidating these programs requires a unified approach to pricing, contract terms, and account management. Changes to pricing, packaging, or service terms introduced to harmonize policies across the combined company could cause existing customers to reduce their spending or decline to renew, particularly if the changes are perceived as resulting in less favorable terms than those in place before the Merger. Customers who subscribe to both platforms may also reduce total spending across the combined company’s offerings by consolidating their subscriptions.
•Our two platforms reach learners and Enterprise customers through different channels and with different value propositions. The model for our Coursera platform generally emphasizes credentialed programs through institutional partners, while the model for our Udemy platform relies on broad course selection and creator-driven content. Aligning these go-to-market strategies without undermining the value proposition that each platform's customers and partners expect will require careful coordination. Missteps in positioning, branding, or channel strategy could confuse the market, alienate institutional partners, or reduce learner engagement.
•Combining workforces with different corporate cultures, compensation structures, and geographic footprints may take longer or cost more than we anticipate. The process may also result in the loss of key personnel.
•Integration requires management attention and resources, which may limit our ability to pursue other business opportunities that may be beneficial to us.

The occurrence of any of these risks could have a material and adverse effect on our business, financial condition, and results of operations, and could prevent us from realizing the full, or any, benefits of the Merger.

Market adoption of online learning solutions and generative AI are relatively new and may not grow, evolve as we expect, or lead to increased demand for our offerings, which may harm our business and results of operations.
Our future success will depend, in part, on the growth of demand for online learning solutions. The market for online learning solutions is less mature than the market for in-person learning and training. It is difficult to predict learner, customer, or content creator demand to use or be on our platforms, their adoption and renewal rates, the rate at which they expand their engagement with our platforms, the size and growth rate of the market for our platforms, the entry of competitive offerings into the market, or the success of existing competitive offerings. Additionally, while we believe that generative AI technology will lead to increased demand for online learning solutions given its potentially disruptive impact on society, governments, businesses, and academic institutions contending with the need for their workforces and learners to reskill and improve productivity and agility, these expected societal changes and the resulting increased demand for our online learning offerings may not materialize as expected or may take longer than anticipated. Generative AI technology may also make it significantly easier for new market entrants to develop and deliver competing educational and training content, increasing competitive pressure on our platforms. In addition, generative AI systems may reduce or eliminate the need for dedicated online learning solutions altogether by enabling organizations and individuals to use generative AI systems to perform skilled tasks directly, acquire skills through AI-assisted interaction, or generate their own educational and training content without relying on a dedicated learning platform.

Furthermore, even if educators and enterprises want to adopt an online learning solution, a full transition to this type of learning solution could require a substantial amount of time and resources or could be delayed due to budget constraints, weakening economic conditions, or other factors. Even if market demand for online learning solutions generally increases, we cannot ensure that adoption of our platforms will also increase. If the market for online learning solutions does not grow as we expect, or our platforms do not achieve widespread adoption, it could result in reduced customer spending, learner and partner attrition, and decreased revenue, any of which would adversely affect our business and results of operations.

Changes to the economic or other terms of our relationships with content creators could materially and adversely affect our business, financial condition, and results of operations.
We collaborate with our content creators to deliver a broad portfolio of educational content and credentials on our platforms. For our Enterprise offerings and a significant portion of our Consumer offerings, we incur content costs in the form of fees paid to content creators. In addition, the portion of our Consumer revenue attributable to our degree programs is determined based on a percentage of the total tuition paid by students enrolled in degree programs. As a result, changes in university tuition rates, increases in content costs, or other changes in our content creator agreements could significantly impact our revenue, gross profit, and operating results. For example, starting in 2025, we updated our revenue share allocation arrangements to compensate our content creators based on the level of learner engagement their content generates, rather than learner enrollment rates. In addition, in 2026, we introduced a platform fee assessed on sales of Enterprise and Consumer offerings to help fund our ongoing investments in our platforms. We have experienced opposition to our content fee terms, and we anticipate similar challenges in the future. Further, we have in the past and may in the future change the terms of these agreements, including the pricing terms or contract length, due to competitive, regulatory, or other reasons. Any significant change in our pricing, content costs, or other contract terms with our content creators could impact whether content creators continue to partner with us and materially and adversely affect our business, financial condition, and results of operations.
Our offerings through the Udemy platform also rely on a large population of content creators who publish content as independent contractors and without any binding obligation to create, deliver or maintain content. These content creators can reduce their output, stop publishing new content, or leave our platforms at any time. Our ability to retain and attract these content creators depends on factors including the revenue share and other economic terms we offer, the volume and quality of learner demand we deliver to their courses, the tools and support we provide, and the competitive alternatives available to them. Changes we make to our platform policies, revenue share allocation, fee structures, or content standards may cause these content creators to reduce their engagement or leave the platform. The loss of a significant number of these content creators, or of content creators who produce our most popular or highest-rated content, could reduce the breadth, quality, and freshness of our content catalog, make our platforms less attractive to learners and enterprise customers, and materially and adversely affect our business, financial condition, and results of operations.
If we fail to establish, maintain, and expand our relationships with content creators and other strategic partners, our ability to grow our business and revenue will suffer.
The success of our business depends in large part on the development, maintenance, and volume of engaging educational content and credentialing programs in collaboration with our content creators. We have faced, and may continue to face challenges in establishing, maintaining, and expanding these relationships. For instance, our content creators may need to invest significant time and resources to modify or develop their content and credentialing programs to suit an online learning environment. Online degree programs delivered through academic institutions are not yet widely accepted. Administrators and faculty members may feel they have less control over the educational process and be concerned about the effectiveness of asynchronous learning, potential misuse of generative AI tools by learners to cheat, and the challenge of maintaining on-campus quality standards in an online format. There can be no assurance that online degree programs, such as those offered on our platform, will ever achieve significant market acceptance, and universities may therefore decline to engage with our platform. Further, if we were to lose a significant number of content creators, especially those who provide a significant portion of the content and programs on our platforms, or if we can no longer offer certain high-demand content or programs, our reputation, growth, and revenue would be materially and adversely impacted. The loss of or reduction in content and programs from content creators could negatively affect our ability to sustain or generate revenue or reach future profitability, and would materially and adversely affect our business, financial condition, or results of operation if we are unable to timely secure comparable educational content and credentialing programs at a favorable cost from other content creators.

We also enter into strategic and commercial relationships with third parties that support the development, localization, marketing, distribution, integration, or delivery of our content, programs, products, and services, as well as our expansion into new markets and distribution channels. For example, we may partner with third-party platforms and technology providers, such as OpenAI/ChatGPT to make our learning content available directly through their products and services, including by embedding or integrating our content into third-party AI-powered experiences. These relationships may require significant investments of time and resources, may create dependencies on our partners’ technology, platforms, policies, and business priorities, and may not generate the anticipated strategic, commercial, or operational benefits. Our partners may fail to perform as expected, modify or discontinue relevant products or integrations, change the terms or visibility afforded to our content, pursue competing relationships, experience financial, technical, regulatory, or operational difficulties, or terminate or decline to renew their arrangements with us. If we are unable to successfully establish, manage, maintain, or replace these relationships, we may experience disruptions in the availability or distribution of our content, increased costs, lost revenue or business opportunities, customer dissatisfaction, or reputational harm.
We leverage resellers and other strategic partners to sell and market our products, and their failure to perform effectively could harm our revenue and reputation.
We rely on resellers and other strategic partners to sell and market our products in certain geographies and expect these relationships to become an increasingly important part of our business. In some markets, we have granted exclusive distribution rights for Udemy Business to a single reseller. For example, Benesse is our exclusive Udemy Business reseller in Japan. As a result, our revenue in those markets depends on the performance and commitment of our reseller partners.

Identifying, negotiating with, and retaining effective partners requires substantial time and resources. Our growth could be impaired if we are unable to:

•negotiate partnership terms that provide sufficient incentives for partners to actively promote our products;
•enter into and maintain relationships with a sufficient number of qualified partners in each region where we sell products;
•prevent partners from prioritizing competitors' products over ours; or
•replace partners that we lose or that reduce their level of business with us.

Furthermore, our resellers operate independently, and we do not exercise control over their day-to-day operations or commercial practices. Any misconduct, ethical breach, or regulatory non-compliance by a partner—including violations of applicable laws, anti-corruption rules, or standard commercial practices—could disrupt the distribution of our platforms in affected markets, reduce platform usage, and damage our brand reputation. We may also face direct legal or regulatory liability as a result of a reseller's actions.

The loss of a reseller, a material reduction in a reseller’s sales efforts, or a compliance failure by any partner could reduce our revenue in the affected geography or distribution channel and negatively affect our business, financial condition, and results of operations.

Our ability to grow and improve our financial performance depends heavily on our ability to attract and retain learners, including converting our freemium learners to paid learners.
Our revenue growth objectives depend on our ability to attract and retain paid learners. We aim to serve these learners’ needs by providing compelling credentialing programs and high-demand content that is developed in collaboration with our content creators. We also dedicate a portion of our spend on marketing efforts to attract potential learners to our platforms. Many learners initially sign up for the freemium version of our platforms or free trials. If learners do not expand beyond our free offerings or certain use cases, our financial results may be adversely affected.
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
•Reduced support from content creators. If content creators cease to maintain or offer new and compelling credentialing programs or content, including due to reduced funding, or limit our ability to promote their content or programs, learners may reduce or terminate their use of our platforms.
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
•Lack of interest in the offerings, features, services, certifications, degrees, or other credentials offered on our platforms. We may encounter difficulties attracting learners to use our offerings, features, and services, or enroll in credentialing programs that are not in demand due to shifting employer or societal preferences and priorities, or that are in emerging or unproven fields. The increasing capabilities of generative AI tools may also reduce learner interest in certain offerings if learners or employers perceive that skills taught through our platforms can be performed by, or more efficiently acquired through, AI systems.
•Learner dissatisfaction. Learner dissatisfaction can have a negative impact on learner retention. This dissatisfaction can stem from various factors, including the quality of the offerings, features, services, course content, and presentation. Changes to the availability or sequencing of course content or the course presenters can also contribute to dissatisfaction. Additionally, changing views of the value of our content creators’ credentialing programs and content offered, as well as perceptions of employment prospects following completion of a program on our platforms, can influence learner satisfaction levels. Learner dissatisfaction that is shared through word of mouth or online platforms may also negatively affect the perceptions of potential new learners and negatively impact our learner acquisition efforts.
•Ineffective marketing efforts. Our marketing efforts use various channels (e.g., search engine optimization, television, affiliates, paid search, and custom website development and deployment), publication of content related to higher education and adult learning, career paths, our platforms, and our offerings, and we rely on advertising through a limited number of third-party internet advertising platforms to direct traffic to, and recruit new learners for, our offerings. Changes in the way these platforms operate, whether due to changes in law, the practices of mobile operating system providers, or otherwise, or their advertising prices, data use practices, or other terms, have impacted the cost and efficiency of our learner acquisition efforts in the past and could in the future make marketing our offerings more expensive, less effective, or more difficult. In addition, the elimination of a particular medium or platform on which we advertise or changes in advertising practices or advertising spending fluctuations by our largest content creators have had, and may in the future have, an adverse impact on directing traffic to our offerings and recruiting new learners on a cost-effective basis. Any of the foregoing risks could have a material adverse effect on our business, results of operations, and financial condition.

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
•General economic conditions. Enrollment in the courses and credentialing programs offered on our platforms may be affected by changes in the U.S. economy and by global economic conditions. For example, an improvement in economic conditions may reduce demand for adult learning as potential learners may find adequate employment without additional education. Conversely, a decline in employment opportunities or economic conditions may reduce employers’ willingness to sponsor adult learning or workforce skilling opportunities for employees given a lack of employer need for enhanced skill sets or an inability to fund such programs. This could discourage learners from pursuing further education due to an inability to afford our programs or a perception that the financial investment may not result in increased earning potential or improved employment opportunities. In addition, if current macroeconomic conditions persist or deteriorate, our ability to attract and retain paid learners in our Consumer segment, as well as current and prospective customers in our Enterprise segment, or to maintain and grow relationships with our content creators, could be adversely affected by reductions or resources, shifting priorities, or delays in decision-making.
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
If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, and changing customer needs or requirements, including our ability to build, deploy, and scale AI across our platforms, our market competitiveness and financial results could be adversely affected.
Our future success depends on our ability to adapt and enhance our platforms. To attract new learners, customers, and content creators and increase revenue from our existing base, we must continuously enhance and improve our offerings to meet evolving market demands at competitive price points. Such efforts require adding new functionality and responding to technological advancements, which may significantly increase our research and development as well as sales and marketing expenditures. If we are unable to develop educational content that addresses learners’ and customers’ needs, or enhance and improve our platforms in a timely manner, or if we fail to provide adequate safeguards and quality assurance related to the use of new technological advancements, market adoption of our platforms may decline. Furthermore, some of our competitors possess substantially greater financial, technical and research and development resources,or may be acquired by larger enterprises capable of directing greater resources to research and development. If we cannot maintain adequate research and development resources or compete effectively against competitor innovation, our business could be harmed.
Additionally, our ability to grow depends on our ability to anticipate and effectively respond to threats and opportunities presented by disruptive technologies and developments. If new advancements, including AI-driven advancements, emerge that can discover or deliver educational programs more effectively, efficiently, conveniently, securely, or at lower costs, enhancing plagiarism prevention, learner identity validation, or content relevance, and if we, or our content creators, fail to adopt such technologies promptly, our competitiveness could suffer. Delayed technology adoption or competitor advances in cost-effective learning tools could adversely impact our operating results, growth, and financial condition.

A core component of our strategy is to develop, integrate, and scale AI-enabled features and capabilities across our platforms and offerings and to build an AI-native skills platform to deliver more personalized, effective, and measurable learning experiences for our learners and customers. In addition, we have, and may in the future, seek to accelerate our AI strategy through strategic investments, partnerships, and other collaborations. Our future competitiveness depends in significant part on our ability to successfully design, build, deploy, and scale these AI capabilities in a timely, reliable, and cost-effective manner. Developing and operationalizing AI is complex and resource-intensive, exposing us to technical, operational, and financial challenges, including costs related to high computing infrastructure and specialized talent, competition for specialized talent, dependence on third-party model providers and other AI technologies, including those developed by companies in which we make strategic investments, and the difficulty of integrating new capabilities with our existing platforms and legacy systems, and the need to continuously retrain, evaluate, and improve our models. In addition, our ability to realize the anticipated benefits of our strategic investments and partnerships depends on factors that may be outside of our control, including the successful execution of such relationships, the development and commercializations of technologies and products, the financial condition and operational performance of our strategic partners, and the effective integration of technologies and products into our platform. We may be unable to develop or deploy AI features on our planned timelines, at the scale our learners and customers expect, or at all.
Even if we successfully developed, licensed, integrated, or deployed AI-enabled features, including those from third parties, they may not perform as intended. They may produce inaccurate, biased, harmful, or otherwise objectionable outputs, may infringe third party intellectual property, may fail to achieve market or user acceptance, or may not deliver the efficiency, engagement, or learning outcomes we expect. Any failure, delay or perceived deficiency in our AI capabilities could cause user dissatisfaction, lost commercial opportunities, reputational harm, and increased costs, any of which could materially and adversely affect our business, results of operations, financial condition, and prospects. In addition, the deployment of AI subjects us to evolving global legal, regulatory, ethical, intellectual property, privacy, and security risks, which may constrain our product roadmap, increase our costs, and expose us to liability.

If we fail to manage the growth of our business both in terms of scale and complexity, our financial results, including profit margins and financial condition, could be adversely affected.
We have experienced growth and demand for our product offerings in both our Enterprise and Consumer segments. The expansion of our business, ecosystem, and offerings places a significant strain on our administrative and operational infrastructure, facilities, and other resources. Managing the future growth of our business will require us to effectively scale our operations, allocate resources, and control costs. This includes continuing to improve our sales and marketing efficiency, content development time and costs, and technology, finance, and administration teams support globally, as well as our infrastructure and platform capabilities to serve our growing learner base. We will also be required to refine our operational, financial, and management controls and reporting systems and procedures. We will need to continue to expand our relationships with businesses, government organizations, academic institutions, and other organizations, enhance our platforms and technology-enabled services, increase the volume of new educational content and credentialing programs developed by our content creators, attract a higher volume of learners and customers in a cost-effective manner, deploy preferred local payment methods and pricing models, satisfy our existing content creators’ requirements, respond to competitive challenges, and otherwise execute our business plan. Although our business has experienced significant growth in past years, we cannot provide any assurance that our business or revenue will continue to grow at the same rate or at all in the future.
The scalability and flexibility of our platforms depend on the functionality of our technology and network infrastructure, as well as our ability to handle increased traffic and demand for bandwidth. The growth in the number of learners and customers using our platforms, coupled with the increase in educational content available through our platforms, has led to an increase in the amount of data and the number of requests that we process.
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

These activities will require significant capital expenditures and allocation of valuable management and employee resources. We may be unable to effectively manage any future growth in an efficient, cost-effective, or timely manner, or at all, which could negatively affect our financial results and profit margins. Any failure to successfully implement systems enhancements and improvements could negatively impact our ability to manage our expected growth, ensure uninterrupted operation of key business systems, and comply with the rules and regulations that are applicable to public reporting companies. Moreover, if we do not effectively manage the growth of our business and operations globally, the quality of our platforms could suffer, which would negatively affect our reputation, results of operations, and overall business.
We may change the subscription or contract terms, including our pricing models, for our offerings, which in turn could impact our operating results.
We have in the past, and expect that we may in the future, change our pricing models, subscription or contract length, which could impact our operating and financial results. From time to time, we adjust our pricing models, test pricing localization to account for market segmentation and conduct other pricing experiments. As the market for our learning platforms grows (if ever), as new competitors introduce competitive applications or services, or as we enter into new international markets, we may be unable to attract new learners or customers at the same price or based on the same pricing models we have historically used, or for contract lengths consistent with our historical averages. In addition, as we develop and roll out new offerings, or expand existing offerings, we will need to develop pricing and access models for these offerings that appeal to learners and customers over time, and we may not be successful in doing so. Changes to the terms of our subscriptions or contracts, including pricing, or with respect to our free or discounted offerings or trials, may also impact the mix of adoption and retention among our offerings and negatively impact our overall revenue. Competition may require us to make substantial price concessions or accept unfavorable contract terms, such as shorter contract durations. Our revenue and financial position may be adversely affected by any of the foregoing, and we may have increased difficulty achieving profitability.
Our current operations are international in scope, and we plan to expand our international operations, which exposes us to related inherent risks.
Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, contractual, reputational, and political risks that are different from those in the United States. We have employees in various countries, with the largest employee populations in the U.S., India, Ireland, Canada, Turkey and the United Kingdom, and we have retained professional employer organizations and staffing agencies to engage personnel in certain international locations. Our international operations subject us to the compensation and benefits regulations of those jurisdictions, as well as other employer duties and obligations, that differ from the U.S. Further, enrollments of learners from other countries require us to comply with international data privacy regulations of those countries. Failure to comply with international regulations or to adequately adapt to international markets could harm our ability to successfully operate our business and pursue our business goals.
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
Our ability to attract and retain learners and customers, as well as increase their engagement with our platforms, depends on our ability to connect them with appropriate offerings and services. Part of our strategy is to offer them new offerings and services in an increasingly relevant and personalized way. We may develop such offerings and services independently, by acquisition, or in conjunction with third parties, but there is no guarantee these approaches will be successful. The markets for new offerings and services may be unproven, and these offerings may include technologies and business models with which we have little or no prior experience or may significantly change our existing offerings and services. If we are not able to create an experience that allows learners and customers to easily and effectively identify the offerings and services that meet their needs, we may not grow our learner and customer base or generate sufficient revenue, operating margin, or other value to justify our investments, and our business could be adversely affected.

We have incurred significant net losses since inception, and we may not achieve or maintain profitability in the future.
We incurred net losses of $80.4 million and $7.8 million in the three months ended June 30, 2026 and 2025, and we had an accumulated deficit of $1,012.1 million as of June 30, 2026. We may not achieve profitability in the future, and even if we do, we may not be able to maintain or increase our level of profitability.
We will need to generate and sustain increased revenue levels in future periods while controlling costs to achieve profitability, and even if we achieve profitability, we may not be able to maintain or increase our level of profitability. We anticipate that our operating expenses will increase substantially for the foreseeable future as we continue to, among other things:
•expand our course offerings and the robustness of our platforms;
•expand our learner base and our sales and marketing efforts;
•improve and scale our technology;
•enter and expand into additional international markets;
•address increased competition; and
•incur significant accounting, legal, and other expenses as a public company.
Certain expenditures, including those to expand our course offerings and the robustness of our platforms, grow our learner and customer base, expand our sales and marketing efforts, and improve and scale our technology and operations, may make it more difficult for us to achieve and maintain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to grow our revenue enough to offset our expenses. Restructuring and expense reduction initiatives, including the initiative announced in July 2026 (refer to Note 16, Subsequent events, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q), could negatively impact our business, our growth, and our operational performance if they do not achieve or sustain the targeted benefits, the benefits are not adequate to meet our long-term profitability and operational expectations, costs are materially higher than expected, management’s attention is diverted, employee attrition is beyond our intended reduction in force or in key roles, we experience lower employee morale, or our reputation as an employer is damaged harming our ability to retain and attract talent. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to achieve and maintain profitability, the value of our Company and our stock price could decline significantly, and you could lose some or all of your investment.
We may not generate sufficient revenue from a new offering to offset our costs.
Our platforms enable our content creators to offer learners the opportunity to enroll in live, or synchronous, courses and programs and pre-produced, or asynchronous, educational content that can be accessed at any time. To launch new educational content or a new credentialing program, whether synchronous or asynchronous, we may need to integrate our platforms with the various learner information and other operating systems our content creators use to manage functions within their institutions. In addition, our content development team must work closely with our content creators to produce engaging online course content, and we must commence learner acquisition activities. During the term of our content creator agreements, we are responsible for the costs associated with maintaining our platforms and providing non-academic and other support for learners enrolled in the program. We invest significant resources in these new programs from the beginning of our relationship with a content creator, including marketing and other learner acquisition costs to attract and fill enrollment cohorts for a program, and in some cases, content development grants to assist our content creators as they invest resources preparing content for an online medium. There is no guarantee that we will ever recoup these costs. In addition, delays in implementing a new program, including Specializations, certifications, or degree programs, could negatively impact our revenue and operating results.

Because we receive fees from learners enrolling in, and, in some cases, completing courses and credentialing programs on our platforms, we only begin to recover these costs once learners enroll and begin paying fees. In addition, in some cases, learners may audit a course or courses toward a certification free of charge and elect not to pay for the certification itself. The time that it takes for us to recover our investment in a new course or program depends on a variety of factors, primarily our learner acquisition costs, learner retention rate, and the growth rate of learner enrollment in and, in some cases, completion of, the course or program. Because of the lengthy period required to recoup our investment in a program, unexpected developments beyond our control could occur that result in the content creator ceasing or significantly curtailing a course offering or credentialing program before we generate any revenue therefrom. In addition, content creators generally do not grant us exclusive rights to their content, and any such arrangements are of limited duration. As such, content creators may choose to offer the same content on one of our competitors’ platforms or their own platform, which could limit the number of learners enrolled in their courses or programs on our platforms. In addition, if a content creator were to terminate an existing program, learners enrolled in that program may stop using our platforms, which in turn would negatively impact our learner enrollment generally. As a result of any of the foregoing, we may ultimately be unable to recover the full investment that we make in a new offering or achieve any level of profitability from such offering.
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
Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platforms.
Our ability to broaden our customer base, particularly our Enterprise customer base, and achieve broader market acceptance of our platforms, will depend to a significant extent on the ability of our sales and marketing organizations to work together to increase our sales pipeline and cultivate customer relationships to drive revenue growth. Our marketing efforts include the use of search engine optimization, paid search, and custom website development and deployment.
We plan to continue investing in and expanding our Enterprise sales and marketing organization, both domestically and internationally. Identifying, recruiting, and training sales personnel requires significant time, expense, and attention. If we are unable to hire, develop, and retain talented sales or marketing personnel, if our new sales or marketing personnel are unable to achieve desired productivity levels in a reasonable period of time (including as a result of working remotely), if our sales and marketing programs are not effective, or if expected sales and marketing programs by our content creators do not materialize or are not effective, our ability to broaden our customer base and achieve broader market acceptance of our platforms could be harmed. In addition, the investments we make in our sales and marketing organization will occur in advance of experiencing benefits from such investments, making it difficult to determine in a timely manner if we are efficiently allocating our resources in these areas.

If we fail to quickly and efficiently scale our operations and platform capabilities to support the needs of new and existing content creators, our reputation and our revenue will suffer.
Our continued growth and potential profitability depend on our ability to successfully scale our operations and platform capabilities to support newly launched educational content and credentialing programs with our content creators. If we cannot quickly and efficiently scale our sales, marketing, and technology teams, which includes the hiring and training of new employees, we may not be successful in attracting potential learners and customers to our platforms, which would negatively impact our ability to generate revenue, and our content creators could lose confidence in us. If we cannot quickly and efficiently scale our technology and operations to handle increases in the volume and rate of learner enrollments and of new content or credentialing programs, our content creators’, learners’, and customers’ experiences with our platforms may suffer, which in turn could damage our reputation. Our ability to effectively manage any significant increase in the rate or volume of learner enrollments and retention or in the volume of new content or programs will depend on a number of factors, including our ability to:
•assist our content creators in developing, launching, and maintaining an increased volume of engaging educational content that is accessible to a wide variety of learners;
•successfully introduce new features and enhancements on our platforms;
•maintain a high level of functionality, cross-functionality, and technological robustness of our platforms; and
•deliver high-quality professional services and support (including training, implementation, and consulting services) to our content creators, customers, and learners on our platforms.
Establishing new credentialing programs and content or expanding existing ones will require us to make investments in management and critical roles, increase capital expenditures, incur additional marketing expenses, and potentially reallocate other resources. If we are unable to scale our platforms, maintain and increase its interoperability, develop an increasingly robust mix of engaging content, or otherwise manage new offerings effectively, our ability to grow our business and achieve profitability would be impaired, and the quality of our solutions, access to learner information and progress, and the satisfaction of our content creators, learners, and customers could suffer, or our content creators could transition content hosted on our platforms to other providers, while we continue to provide certain services.
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
We have incorporated, and expect to continue to incorporate, AI in the content and credentials offerings from our content creators, as well as in our AI-powered platforms innovations and features. The incorporation of AI in our business and operations may become more significant over time. The use of generative AI technology, which is considered to be a relatively new and emerging technology in the early stages of commercial use, exposes us to additional risks, which could result in damage to our reputation, competitive position, and business, and expose us to legal and regulatory risks and additional costs. For example, AI algorithms are based on machine learning and predictive analytics, which can create inaccurate or misleading content, unintended biases, and other discriminatory or unexpected results. Accordingly, while AI-powered applications may help provide more tailored or personalized learner experiences, if the content, analyses, or recommendations that AI applications assist in producing on our platforms are, or are perceived to be, deficient, inaccurate, or biased, our reputation, competitive position, and business may be materially and adversely affected.

Further, the use of AI technology is subject to ongoing debate in the education industry, including with respect to issues such as plagiarism, cheating, academic integrity, and the scope of appropriate or permissible use of generative AI in the context of both learning and teaching. For example, there is a risk that AI-generated content or information may be inaccurate or misleading, or not appropriately attribute authors or creators for their work (including if used in the context of content creation), or that students may use generative AI to draft written assignments or for other projects, any of which, absent sufficient and cost-effective methods to detect and prevent such risks, may devalue or undervalue the certificates and other credentials offered through our platforms due to the actual or perceived threat of increased plagiarism or cheating, concerns of academic integrity, or appropriate and permissible use of AI. Any of the foregoing or similar issues, whether actual or perceived, could negatively impact the learner experience and diminish the perceived quality and value of the content and certifications provided through our platforms to learners, employers, or organizations granting professional licenses or certifications. This in turn could damage our brand, reputation, competitive position, and business. In addition, the use of AI technology has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal information of end users of AI applications. To the extent we experience cybersecurity incidents in connection with our use of AI technology, it could similarly adversely affect our reputation and expose us to legal liability or regulatory risk. Further, our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively.
As the utilization of AI becomes more prevalent, we anticipate that it will continue to present new or unanticipated ethical, technical, legal, competitive, and regulatory issues, among others. We expect that our incorporation of AI in our business will require additional resources, including the incurrence of additional costs, to develop and maintain our platforms offerings, services, and features to minimize potentially harmful or unintended consequences, to comply with applicable laws and regulations, to maintain or extend our competitive position, and to address any reputational, technical, or operational issues which may arise as a result of the foregoing. As a result, the challenges presented with our use of AI could materially and adversely affect our business, financial condition, and results of operations.
If we fail to increase sales of our Enterprise offerings, or if we need to change the contract terms associated therewith, including with respect to pricing or contract length, it could negatively affect our business, financial condition, and results of operations.
In addition to our offerings for individuals, we sell our Enterprise offerings to businesses, government organizations, academic institutions, and other organizations. These customers utilize our platforms to provide relevant training, skills, and credentialing programs to current and potential employees and citizens. To maintain and expand our relationships with these entities, we must demonstrate the value, benefits, and return on investment of providing education, training, skills, and credentialing through our online platforms and achieve acceptance from both employees and these entities of the merits and legitimacy of our offerings.
Our growth strategy is dependent upon increasing sales of our Enterprise offerings to these entities, which we offer on a subscription basis. Changes to our pricing models could adversely affect our ability to attract and retain Enterprise customers, resulting in adverse impact to our revenue and financial condition. In addition, as the market for our learning platforms grows (if ever), as new competitors introduce competitive applications or services, or as we enter into new international markets, we may be unable to attract new customers at the same price or based on the same pricing models we have historically used, or for contract lengths consistent with our historical averages. For example, we often enter into subscription arrangements in which we offer more favorable pricing terms in exchange for larger total contract values or longer contract terms. Changes to our pricing models or contract lengths could negatively impact our revenue and financial position, and we may have increased difficulty achieving growth or profitability.
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

As we seek to increase sales of our Enterprise offerings, we face upfront sales costs, higher customer acquisition costs, more complex customer requirements, and discount requirements. In addition, certain Enterprise customers may require education and interactions with our sales team, which increases our upfront cost in the sales effort with no guarantee that our platforms will be used widely enough across their organization to justify our upfront cost. Similarly, we may also incur significant upfront costs for contracts that are not renewed, or for which the customer seeks to terminate early, even in the absence of a breach on our part or contractual terms permitting an early termination. From time to time, customers notify us that they wish to terminate early, either seeking a refund of their prior payments or conveying an intention to stop or reduce any further payments due, or both. Even if we believe we are entitled to these payments, it may not be feasible to retain prior payments or collect future payments due to us, and our financial condition and results of operations could be adversely impacted. If we are unable to maintain or increase the number of subscriptions while mitigating the risks associated with serving our Enterprise customers, our business, financial condition, and results of operations will suffer.
In addition, sales to government customers may be subject to substantial legal requirements and lengthy and complex procurement processes, including technology and security assessments, budget approvals and competitive bidding requirements. Decreases or changes in national or local government funding for government organizations and academic institutions, including as a result of recent or future decreases in U.S. federal funding or federal agency organizational changes, as well as macroeconomic uncertainty or deterioration of economic conditions, could delay, decrease or otherwise negatively impact spending by such institutions or other Enterprise customers on our platforms, adversely impacting our business, financial condition and results of operations. Governmental entities may also require changes to our contract terms that differ from our standard arrangements and are less favorable than terms agreed with private sector customers, including terms that may allow a government to terminate without cause and provide for higher liability limits for certain losses. In addition, supporting government customers in their compliance with applicable laws or policies may require us to make adjustments to our product offerings or platform configurations to align with their requirements. The process of developing and maintaining these specialized configurations or offerings can result in increased engineering costs, a diversion of product development resources, and variations in functionality compared to our standard commercial offering.
If we fail to maintain sufficient high-quality content from our content creators, we will be unable to attract and retain learners and customers.
Our success depends on our ability to provide learners and customers with the information, outcomes, academic credit, and certifications they seek, which in turn depends on the quantity, quality, and format of the educational content provided by our content creators. We may be unable to provide learners and customers with the information and outcomes they seek if our content creators do not contribute content that is helpful and reliable, if they remove content, or if supplemental or derivative materials are not reliable. If content on our platforms attracts unfavorable media coverage or other commentary, our reputation and prospects could be harmed. We believe that certain learners value courses for which they can earn academic credit toward a degree or other credential. We may be unable to provide learners with such courses if our content creators do not obtain or maintain the certification or quality necessary for such eligibility, and our business would be adversely affected. Further, if such certifications are obtained and maintained, but do not, or cease to, signal to learners and employers the high quality or reliability we, or our content creators, intend to signal through such certifications, our business would be adversely affected. Any of the foregoing could materially and adversely affect our results of operations, competitive position, and growth prospects.
We believe that many of our new learners find us by word of mouth and other non-paid referrals from existing learners. If existing learners, customers, and content creators are dissatisfied with their experience on our platforms, they may stop accessing our content and may stop referring others to us. The impact of learner dissatisfaction could be compounded if existing learners share negative experiences with potential new learners, through online platforms or otherwise. Likewise, if existing learners do not find our educational content appealing, because of declining interest in or relevancy of the content, they may stop referring others to us. In turn, if content creators perceive that our platforms lack an adequate learner audience, they may be less willing to place content on our platforms, and the learner experience could be negatively impacted. If we are unable to attract and retain learners, customers, and content creators who contribute to an active community, our growth prospects would be harmed, and our business could be adversely affected.
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

Participants in the global learning ecosystem include, but are not limited to: 2U, Inc., including through its subsidiary edX Inc.; Accenture plc, including through its subsidiaries Udacity and Accenture LearnVantage; Alison (Capernaum Limited); Anthropic, including Claude; Cornerstone OnDemand, Inc.; DataCamp, Inc.; Degreed, Inc.; Docebo, Inc.; Eruditus Learning Solutions Pte. Ltd.; Global University Systems (dba FutureLearn); Go1 Pty Limited; Google LLC, including through YouTube, Gemini, Google Workspace for Education and NotebookLM; Great Learning PTE Ltd.; Khan Academy, Inc.; Microsoft Corporation, through LinkedIn Learning, Microsoft learn, and Microsoft Copilot; Noodle Partners, Inc.; OpenAI OpCo, LLC; OpenSesame Inc.; O’Reilly Media, Inc.; Pearson plc.; Pluralsight, Inc.; Risepoint (formerly known as Academic Partnerships); Simplilearn; Skillshare, Inc.; Skillsoft Corp.; Study.com, LLC; upGrad Education Private Limited; The Wikimedia Foundation, Inc.; Workday, Inc., including Workday Learning and Sana; in-person learning; and internal online degree platforms developed in-house by universities. In addition, providers that leverage AI capabilities, including large language models, are increasingly offering education-focused capabilities, such as self-paced learning, custom course creation and on-demand tutoring.
We expect new and existing companies in the online learning industry to continually revise and improve their business models. If industry participants introduce new or improved delivery of online education and technology-enabled services that are more compelling or widely accepted than ours, our ability to grow our revenue and achieve profitability could suffer. New or existing companies in the online education industry provide or may in the future provide offerings similar to what we offer on our platforms, and such companies may pursue relationships with our content creators that may reduce the educational content our content creators produce for our platforms. In addition, academic institutions, as well as businesses, government, and other organizations, may choose to continue using or developing their own online learning or training solutions in-house. Specifically, we increasingly face competition from generative AI offerings that can provide on-demand, conversational responses to user queries, generate customized learning content, or aggregate and summarize educational materials. Consequently, they may opt for these alternatives rather than pay for our solutions.
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
We may not be able to compete successfully against current and future competitors. In addition, competition may intensify as our competitors raise additional capital and as established companies in other market segments or geographic markets expand into our market segments or geographic markets, and as emerging and evolving technologies, including AI and large language models, lower barriers to entry and enable new products, business models, and market entrants. If we cannot compete successfully against our competitors, our ability to grow our business and achieve profitability could be impaired.

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
We have made investments in, and may continue to, invest in private companies, and if the value of any such equity investments were to decline, it could adversely affect our results of operations and financial condition.
From time to time, we make strategic investments in private companies where we do not have the ability to exercise significant influence. For example, in July 2026, we made a strategic equity Investment in LearnVector, a privately-held AI-native learning company for an aggregate purchase price of $100 million, representing 33.33% of the ownership interest in LearnVector on a fully diluted basis as of the date of the Investment. If the value of any such equity investments were to decline, it could adversely affect our results of operations and financial condition. These investments carry inherent risk, including:
•Financial Risk and Impairment. Investments in private, often early-stage, companies are illiquid and their valuations are uncertain. If we determine an investment's value has declined below its carrying cost, we must recognize an impairment charge. Given the potential size of our investments, such as in LearnVector, any impairment charge could be material to our results of operations.
•Failure to Realize Strategic Benefits. Some of these investments are made with the expectation of certain strategic benefits, such as access to new technology or commercial partnerships. However, we may not realize the expected benefits from these investments. The investee company may prove to be unsuccessful or its strategic direction may diverge from ours, preventing us from achieving our objectives, even if the investment is not financially impaired.

•High-Risk Company Profiles. Many of our portfolio companies are early-stage and may have limited cash, unproven products, and unaudited financial statements, increasing the overall risk of investment failure.

•Dependence on Liquidity Events. Our ability to exit these investments typically depends on a future liquidity event, such as a public offering or acquisition, which is not guaranteed to occur.

Our directors may encounter conflicts of interest involving us and other organizations with which they may be affiliated, including matters that involve corporate opportunities.
Certain of our directors are, and any future directors may be, affiliated with other entities, including venture capital or private equity funds or businesses that may be complementary, competitive, or potentially competitive to our Company. They may also in the future become affiliated with entities that are engaged in business or other activities similar to our business. Additionally, all of our officers and directors, in the course of their other business activities, may become aware of investments, business opportunities, or information that may be appropriate for presentation to us as well as to other entities to which they owe a fiduciary duty. As a result, directors and officers may encounter perceived or actual conflicts of interest involving us and other entities with which they are or become affiliated, including matters that involve corporate opportunities. A portfolio company of a director-affiliated venture fund may become a competitor of ours or a potential strategic partner. In addition, as our growth strategy includes considering potential acquisitions, it is possible an entity affiliated with one of our directors could be an acquisition target or a competitive acquirer.

Further, to the extent we engage in transactions with any director-affiliated entity, it could create actual, or the perception of, additional conflicts of interest, including with respect to our ability to negotiate terms equivalent to those that could be obtained in an arms’-length negotiation with an unaffiliated third party. For instance, Dr. Ng, one of our co-founders and Chairman of our Board, owns DeepLearning.AI Corp., a developer of educational content relating to AI that offers courses through our platform. Although our content sourcing agreement with DeepLearning.AI Corp. was entered into in the ordinary course of business and subject to standard commercial terms, there may nonetheless be a perception of a conflict of interest. In addition, in July 2026, we made a strategic equity Investment in LearnVector, a privately-held AI-native learning company founded and led by Dr. Ng. In light of Dr. Ng’s affiliations with Coursera and LearnVector, in considering the Investment, the Board established a Special Committee comprised solely of directors that the Board determined to be independent and disinterested in the Investment. The Special Committee unanimously approved the Investment in LearnVector. Despite such measures, transactions with director-affiliated entities can attract heightened investor scrutiny, which could adversely affect our business and reputation. Moreover, due to their affiliations, our directors and officers may have conflicts of interest in determining to which entity particular opportunities or information should be presented. If, as a result of such potential conflicts, we are deprived of investment, business, or information, the execution of our business plan and our ability to effectively compete may be adversely affected. Our directors are also not obligated to commit their time and attention exclusively to our business, and accordingly, they may encounter conflicts of interest in allocating their time and resources between us and other entities with which they are affiliated.
We depend on our senior management and other key employees to grow and operate our business, and if we are unable to hire, retain and motivate our personnel, we may not be able to grow effectively.
Our future success is substantially dependent on our continued ability to identify, hire, develop, motivate, and retain highly skilled personnel, including senior management, engineers, sales, product managers, operations, and general and administrative functions. The expertise of our senior management team in negotiating with businesses, government organizations, academic institutions, and other organizations is critical in navigating the complex approval processes of these entities. We do not maintain key-person insurance on any of our employees, and our U.S. employees are generally employed on an at-will basis. There have been, and from time to time, there may continue to be, changes in our senior management team and key employees, which could disrupt our business. Some senior management members have been with us for a short period of time, and we continue to develop key functions within various aspects of our business. For example, Gregory Hart was appointed as our President, Chief Executive Officer, and Board member in February 2025 and Mike Foley was appointed as our Senior Vice President, Chief Financial Officer and Treasurer, on an interim basis, in November 2025, and thereafter on a permanent basis in March 2026. Moreover, in May 2026, following our acquisition of Udemy, we integrated certain members of Udemy’s senior leadership team into our management structure. The loss of one or more of our senior management members or other key employees, or the failure of our senior management team to work together effectively, develop strategies, and execute our plans, could harm our business.
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
In addition, the rapid advancement and adoption of AI and other emerging technologies are changing the skills required across our workforce, and our future performance depends in part on our ability to develop, reskill, and upskill our employees to work effectively with these technologies. If we fail to invest adequately in employee training and skill development, or if our talent-development initiatives do not keep pace with technological change, our employees' skills may become outdated, our ability to develop, deploy, and scale artificial intelligence-enabled products and capabilities may be impaired, and we may experience increased attrition as employees seek roles elsewhere that they perceive to offer greater skill development, career advancement, or exposure to emerging technologies. Any resulting loss of talent, skills gaps, or diminished organizational capability could reduce our competitiveness, increase our recruiting and training costs, and adversely affect our business, financial condition, and results of operations.
In addition, we operate with a geographically distributed and substantially remote and hybrid workforce across multiple countries and time zones. While this model expands our access to talent, it also presents challenges relating to coordination, communication, collaboration, supervision, productivity, information security, maintaining our company culture, and preserving operational excellence across dispersed teams. If we are unable to manage the complexity of a distributed workforce effectively, coordinate work across locations and time zones, or maintain employee engagement and accountability in a remote and hybrid environment, our operational effectiveness, execution of strategic priorities, and ability to scale our business could be adversely affected.

In addition, any changes to our organizational or compensation structure or our workplace culture may be negatively perceived by current or prospective employees and may result in attrition or cause difficulty in the recruiting process. We may periodically implement business strategies that impact our employees, including changes to our organizational structure or workforce adjustments. Workforce reductions or restructurings, such as the workforce reduction initiative announced in July 2026 (refer to Note 16, Subsequent events, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q), could have an adverse effect on our business, including lowering employee morale, harming our reputation as an employer, making it difficult to retain and attract talent, losing key employees targeted for retention, and hindering our ability to meet operational targets due to loss of key employees. To the extent that our compensation and benefits programs are not viewed as competitive, our workplace culture does not resonate, or changes in our workforce or other initiatives are not viewed favorably, our ability to attract, retain, and motivate employees can be weakened, which could harm our operating results.
We may need additional capital in the future to pursue our business objectives. Additional capital may not be available on favorable terms, or at all, which could compromise our ability to maintain and grow our business.
We believe that our existing cash, cash equivalents, and marketable securities are sufficient to meet our minimum anticipated cash requirements for at least the next 12 months. We may, however, need to raise additional funds to respond to business challenges or opportunities, expand our business through acquisitions, accelerate our growth, develop new offerings, or enhance our platforms. If we seek to raise additional capital, it may not be available on favorable terms or may not be available at all. In addition, if we seek debt financing, we may be subject to onerous terms and restrictive covenants. Lack of sufficient capital resources could significantly limit our ability to manage our business and to take advantage of business and strategic opportunities. Further, any additional capital raised through the sale of equity or issuance of debt securities with an equity component would dilute our existing stockholders. If adequate additional funds are not available if and when needed, we may be required to delay, reduce the scope of, or eliminate material parts of our business strategy.
If we fail to successfully or appropriately balance longer-term growth and short-term results, our results of operations could be negatively impacted, including in the near term.
We believe our long-term value as a company will be greater if we effectively balance our longer-term growth and short-term results. As a result, our results of operations may be negatively impacted in the near term relative to a strategy solely focused on maximizing short-term profitability. Significant expenditures on sales and marketing efforts, as well as research and development efforts to enhance our platforms and offerings, may not ultimately grow our business or lead to expected long-term results. If our strategy does not lead to expected growth or if we are ultimately unable to achieve results of operations at the levels expected by securities analysts and investors, our stock price would likely decline.
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
We allow a significant portion of our employees to work remotely on an ongoing basis. This policy could have a negative impact on the execution of our business plans and operations and create productivity, connectivity, and oversight challenges. For example, if a natural disaster, widespread fire, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult for us to continue components of our business for a period of time. Remote working may also result in consumer privacy, IT security, and fraud vulnerabilities, which, if exploited, could result in significant recovery costs and harm to our reputation. Operating in a predominantly remote work environment and providing and maintaining the operational infrastructure necessary to support a remote work environment also present significant challenges of managing, integrating, developing, training, and motivating our global workforce, transitioning knowledge, maintaining our company culture, and employee engagement and productivity. As a result, our culture, information technology requirements, cybersecurity risk, and business operations could be adversely affected.
Risks Related to Regulatory Matters and Litigation
Laws and regulations could have a negative impact on our business.
We are subject to complex and evolving laws and regulations worldwide that differ among jurisdictions and affect our operations in areas including, but not limited to: higher education, IP ownership and infringement, tax, import and export requirements, anti-corruption, data privacy, consumer protection, employment and labor, and accounting and financial reporting. Compliance with these requirements can be onerous and expensive and may negatively impact our business operations. For example, unfavorable legal or regulatory developments related to higher education, AI, or privacy may adversely impact our platforms, strategy, business, or operations. Legislative or regulatory developments, including U.S. Department of Education (“DOE”) regulatory activities, may also adversely impact our current and prospective learners, customers, or content creators, which may in turn have an adverse impact on our business, results of operations, financial condition, and growth prospects. In addition, the U.S. Supreme Court’s decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”) in June 2024, which overturned the “Chevron doctrine” of judicial deference to federal agency interpretations of statutes, has resulted in uncertainty and increased the risk of legal challenges to current DOE rules, policies, and guidance, as well as the potential for future congressional legislation.
Our development, deployment, and use of AI subject us to rapidly evolving and increasingly stringent laws, regulations, and ethical expectations globally. In March 2024, the European Commission adopted the Artificial Intelligence Act (the “AI Act”), which has rolling deadlines with full effect by 2027, will impose significant compliance obligations and fines on operators of AI systems, and may classify certain uses of AI in an educational context as high risk, substantially increasing our compliance burden and potentially limiting the feasibility of certain use cases. A growing body of U.S. federal and state measures likewise addresses AI, automated decision-making, transparency, and the use of copyrighted materials in AI training. These requirements are inconsistent across jurisdictions and subject to change and differing interpretation. AI systems also present governance and ethical risks relating to bias, inaccuracy, “hallucination,” lack of transparency, and the generation of infringing, harmful, or otherwise objectionable outputs. If our AI governance and oversight practices are, or are perceived to be, inadequate, or if we fail, or are perceived to fail, to comply with applicable AI-related laws, regulations, or ethical expectations, we could be subject to enforcement actions, litigation, fines, restrictions on how we develop or deploy AI, increased costs, loss of trust, and reputational harm, any of which could materially and adversely affect our business, financial condition, and results of operations.
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
We and our content creators, both U.S. and international, may also be required to obtain state authorization to offer, advertise, or recruit for online programs, depending on state and international laws. Many U.S.-based higher education institutions hold these authorizations or participate in reciprocity agreements, such as the State Authorization Reciprocity Agreement (“SARA”); however, some content creators are not traditional education institutions or operate outside of the U.S. and do not hold such authorizations. Notably, California higher education institutions currently do not participate in SARA. If a required authorization is lost or not obtained, we may be unable to deliver degree course content or fulfill the institution's obligations in that state, and affected institutions and learners may become ineligible for certain financial aid programs, diminish the attractiveness of the content creator’s programs, and ultimately compromise our ability to generate revenue. Seeking state authorization can be time-consuming and costly.
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
Our platforms and services are also subject to a range of accessibility and consumer protection requirements, including Title II and Title III of the Americans with Disabilities Act, Section 504 and Section 508 of the Rehabilitation Act of 1974, the Web Content Accessibility Guidelines 2.2. Failure to comply with these evolving statutory and regulatory standards could result in our offerings being less attractive to content creators, learners, and customers, and may expose us to legal claims, regulatory actions or other liabilities. As such, we expect to incur ongoing costs of compliance.
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
Changes in spending and staffing policies or budget priorities for government funding or taxation of academic institutions and other education providers could result in reduced or delayed content development for our platforms.
Many of our content creators, including academic institutions and education providers, rely on government funding. Reductions, delays, or changes in such funding—such as cuts to grants or changes in U.S. federal budget priorities, DOE policies, or the tax status of academic institutions—could reduce their use of our platforms or delay content development for our platforms, any of which could cause us to lose learners, customers, and revenue. In the U.S., pressures on and uncertainty regarding the U.S. federal government budget, changes in spending and staffing policies and budgetary priorities, including proposed or future changes to the DOE, reductions in federal funding of academic institutions, and changes in the tax status of academic institutions, including due to legislation or executive orders, could negatively impact our content creators’ budgets or operations, and in turn, negatively impact our business, financial condition, and results of operations.
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

We could face liability, or our reputation might be harmed, as a result of the activities of our customers, content creators, or learners for content on or accessible through our platforms.
Various articles or other third-party content may be posted to our platforms by customers, content creators, or learners. The laws governing the fair use of these third-party materials are imprecise and determined case by case, making it difficult to implement clear institutional policies. As a result, we could face liability for the unauthorized duplication, distribution, or other use of this material. In addition, third parties may allege misappropriation, plagiarism, or similar claims related to content appearing on our platforms. Any such claims, including claims of defamation, disparagement, negligence, breach of warranty, misappropriation, or personal harm, could subject us to costly litigation and impose a significant strain on our financial resources and management personnel, regardless of whether the claims have merit. Our liability insurance may not adequately cover these claims, and we may need to change or remove content, alter platform functionality, or pay monetary damages. Furthermore, if inappropriate, offensive, or unlawful content is posted on our platforms by customers, content creators, or learners, it could harm our reputation, lead to a loss of such users or creators, and potentially expose us to legal liability.
We rely on statutory and common-law frameworks and defenses, including the Digital Millennium Copyright Act of 1998 (“DMCA”), the Communications Decency Act of 1996 (“CDA”), and the fair-use doctrine in the U.S., as well as the Digital Services Act (“DSA”), the Digital Markets Act (“DMA”), and Article 17 of the EU Directive on Copyright in the Digital Single Market. However, differences between statutes, limitations on immunity, and evolving requirements in various jurisdictions may affect our ability to rely on these frameworks. Section 230 of the CDA, which provides certain legal protections to online platforms, has faced increasing litigation challenges and legislative proposals that may impact its scope. New regulatory regimes in the U.S., EU, and other countries may also increase potential liability for information or content available on our platforms, or impose additional obligations to monitor such information or content, which could increase our costs.
We are subject to government export and import controls and anti-corruption laws and regulations that could impair our ability to compete in international markets and subject us to liability if we are not in compliance with applicable laws.
Our business activities are subject to U.S. export and import laws, including the U.S. Department of Commerce’s Export Administration Regulations and economic and trade sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Control. These laws restrict or prohibit transactions involving certain technology, goods, and services with embargoed or sanctioned countries, governments, persons, and entities. Other countries may also regulate the import of certain technology and may have or enact laws that limit our ability to provide learners and customers access to our platforms or could limit our learners’ and customers’ ability to access or use our services in those countries.
Although we take precautions to prevent our platforms from being provided in violation of such laws or economic sanctions, inadvertent violations may still occur. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to civil or criminal penalties, including the possible loss of export privileges and fines. We may also be adversely affected through penalties, reputational harm, loss of access to certain markets, or otherwise. Many countries regulate the import and export of encryption and other technology, which may limit our ability to distribute our platforms or could restrict our learners’ access to our platforms in those countries. Changes in our platforms, export and import regulations, or the imposition of sanctions, such as those on Russian parties and decisions to suspend activities in Russia, may prevent our international learners from utilizing our platforms or, in some cases, prevent the export or import of our platforms to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions, or related legislation or changes in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our platforms by, or in our decreased ability to export or sell subscriptions to our platforms to, existing or potential learners internationally, or could restrict our ability to acquire technology, services, or content. Any decreased use of our platforms or limitation on our ability to export or sell our platforms would adversely affect our business, results of operations, and financial results.
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
Litigation can be time-consuming, divert management’s attention and resources, result in significant expenses or liability, or require changes to our business practices. In addition, litigation expenses and the timing of these expenses from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations. Refer to Note 10, Commitments and Contingencies, included in Part I, Item 1 of this Form 10-Q for additional information.
Risks Related to Privacy, Cybersecurity, and Infrastructure
If personal, confidential, or otherwise sensitive information about our learners, customers, content creators, or their employees is disclosed, or if we, or our third-party providers, are subject to cyberattacks, use of our platforms could be curtailed, we may be exposed to liability, and our reputation could suffer.
Although we do not directly collect, transmit, and store financial information, such as credit cards and other payment information, except in very limited circumstances related to Enterprise customers, we utilize third-party payment processors who provide payment processing services on our behalf. We also collect and store certain personal information provided by our customers, content creators, learners, and potential learners, such as names, email addresses, and other data pertaining to their activity on our platforms. The collection, transmission, and storage of such information is subject to stringent legal and regulatory obligations. Some of our third-party service providers, such as identity verification and payment processing providers, also regularly have access to personal information. In an effort to protect personal, confidential, or otherwise sensitive information, we rely on a variety of security measures, including encryption and authentication technology licensed from third parties. However, advances in computer capabilities, increasingly sophisticated tools and methods used by hackers and cyberterrorists, new discoveries in the field of cryptography, or other developments may result in our failure or inability to adequately protect this information. In addition, hackers have become increasingly more active in scamming or phishing attempts such as impersonating company personnel, customers’ personnel, or content creators’ personnel, in an effort to obtain personal information from learners or otherwise make inappropriate use of our platforms, which could expose us to liability, reduce learner, customer, and content creator satisfaction with our platforms, or cause reputational damage. For example, we have had several instances of users impersonating professors and inviting learners to off-platform forums in an effort to entice the learners to buy unrelated educational content.
Our platforms are vulnerable to power outages, telecommunications failures, and catastrophic events, as well as computer viruses, worms, malicious code, break-ins, phishing attacks, denial-of-service attacks, ransomware, and other cyberattacks. Any of these incidents could lead to interruptions or shutdowns of our platforms, loss or unauthorized disclosure of personal, confidential, or otherwise sensitive information. Cyberattacks could also result in the theft of our IP. As we gain greater global visibility, we may face a higher risk of being targeted by cyberattacks. Advances in computer capabilities, new technological discoveries, or other developments may result in cyberattacks becoming more sophisticated and more difficult to detect. In addition, these risks can be inherited through acquisitions. For instance, in April 2026, prior to the closing of the Merger with Udemy, Udemy experienced a security incident initiated by a social engineering (“vishing”) attack that resulted in temporary unauthorized access to certain business systems. While the incident did not result in material data loss and did not have a material impact on our financial results or operations, we have incurred, and may continue to incur, costs related to remediation and customer trust stabilization efforts. Any future security incident, whether affecting our legacy systems or those of an acquired business, could result in significant expenses, reputational harm, and customer concern, which could adversely affect our business and operating results.

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
We expect to incur ongoing costs associated with the detection and prevention of security breaches and other security-related incidents. We may incur additional costs in the event of a security breach or other security-related incident. Any actual or perceived compromise of our systems or data security measures or those of third parties with whom we do business, or any failure to prevent or mitigate the loss of personal, confidential, or otherwise sensitive information and delays in detecting or providing notice of any such compromise or loss could negatively impact us. These security breaches could, among other things, disrupt our operations, harm the perception of our security measures, damage our reputation, cause some learners or content creators to decrease or stop their use of our platforms or relationships with us, and could subject us to litigation, government action, increased transaction fees, regulatory fines or penalties, or other additional costs and liabilities that could harm our business, financial condition, and operating results.
We cannot be certain that our insurance coverage will cover or be adequate for data protection or cyber-related liabilities or loss of revenue if our platforms are unavailable for any reason, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or coinsurance requirements, could have a material and adverse effect on our business, including our financial condition, operating results, and reputation.
Disruption to or failures of our platforms could result in our content creators and learners becoming dissatisfied with our platforms and could harm our reputation.
The performance and reliability of our platforms and the underlying technology are critical to our operations, reputation, and ability to attract and retain learners, customers, and content creators. We must provide our learners with the ability to access our platforms on a frequent and reliable basis, and our content creators rely on the availability of our platforms to offer their content online. Our platforms are complex and rely on cloud infrastructure provided by third parties, primarily Amazon Web Services, and may contain defects, errors, or vulnerabilities, or may not perform as contemplated. These errors, defects, disruptions, breaches, or other performance problems with our platforms could damage our, or our content creators’, reputations, decrease learner, customer, or content creator satisfaction and retention, negatively impact our ability to attract new learners, customers, and content creators, and could result in large indemnity payments to them for losses suffered or incurred in connection with any such defects or errors on our platforms, or other liabilities relating to or arising from our platforms. In addition, sustained or recurring disruptions in our platforms or their underlying technology could adversely affect our, or our content creators’, compliance with applicable regulations and accrediting body standards.

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
From time to time, we have experienced and expect to continue experiencing interruptions, delays, and outages in service and availability due to a variety of factors. These factors include infrastructure changes, human or software errors, website hosting disruptions, capacity constraints, and lack of network connectivity in one or more regions, which could affect the availability of services on our platforms and prevent or inhibit our learners’ ability to access or complete courses and programs on our platforms. Our technology infrastructure is currently hosted in third-party data centers, and our platforms and underlying technology is supported by multiple third-party providers. Any disruption in our third-parties’ services or any failure of our third-party service providers to handle the demands of our platforms could significantly harm our business and damage our reputation. We do not have control over their operations or their facilities, and these facilities may be vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages, and similar events or acts of misconduct. Data center hosting costs will also increase if and as our base of learners, content creators, and customers grows and our business, financial condition, and results of operations may be adversely affected if we are unable to grow our revenue faster than cost increases of third party data center providers. In addition, our third party data center providers may take actions beyond our control that could seriously harm our business, including discontinuing or limiting access to their services, increasing pricing terms, terminating our contract, establishing more favorable terms with one or more of our competitors, and modifying or interpreting its terms of service or other policies in a manner that impacts our ability to administer our business and operations.
If we do not maintain the compatibility of our learning management platforms with third-party applications that our customers use, our revenue will decline.
A number of our customers integrate our learning management platforms with certain learning management systems or learning experience platforms using application programming interfaces for user management, usage reporting, and content listings, and we expect this number of customers to grow. The functionality and popularity of our platforms depend, in part, on our ability to integrate our platforms with third-party applications and software. Third-party application and software providers may change their features, restrict our access, or alter their usage terms in ways that could negatively affect us. Such changes could functionally limit or terminate our ability to use them in conjunction with our platforms, which could negatively impact our offerings and harm our business. If we fail to integrate our platforms with new third-party applications and software that our learners, customers, and content creators utilize, we may not be able to offer the functionality that they need, which would negatively impact our ability to generate revenue and adversely impact our business.
Our payments system depends on third-party providers and is subject to evolving laws and regulations.
We rely on third-party payment processors to manage learner and certain customer payments on our platforms. These third-party service providers perform essential services such as card processing, currency exchange, identity verification, and fraud analysis. If these service providers do not perform adequately, terminate their relationships with us, refuse to renew their agreements on commercially reasonable terms, or impose additional requirements, we may need to find alternative payment processors. We may not be able to secure similar terms or replace such payment processors in an acceptable timeframe. Further, the software and services provided by our third-party payment processors may not meet our expectations, contain errors or vulnerabilities, be compromised, experience outages, or such processors may impose additional authentication, validation, or other requirements. Any of these risks could cause us to lose our ability to accept online payments, conduct other payment transactions, or make it difficult for our customers to make payments to us, any of which could make our platforms less convenient and attractive and harm our ability to attract and retain learners, customers, and content creators. In addition, if these providers increase the fees they charge us, our operating expenses could increase.
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
Our learners, customers, and content creators rely on access to the internet and mobile networks to access our platforms. Internet service providers may choose to disrupt or degrade access to our platforms or increase the cost of such access. Internet service providers or mobile network operators could also attempt to charge us for providing access to our platform. In January 2018, the Federal Communications Commission (the “FCC”) released an order reclassifying broadband internet access as an information service, subject to certain provisions of Title I of the Communications Act. Among other things, the order eliminates rules adopted in 2015 that prohibited broadband providers from blocking, impairing, or degrading access to legal content, applications, services, or non-harmful devices, or engaging in the practice of paid prioritization (e.g., the favoring of some lawful internet traffic over other traffic in exchange for higher payments). The order was contested and affirmed in federal court, and the parties declined to appeal the decision to the Supreme Court. A number of states have also enacted or are considering legislation or executive actions that would regulate the conduct of broadband providers. Most recently, on January 2, 2025, the U.S. Court of Appeals for the Sixth Circuit struck down a rule by the FCC attempting to reclassify broadband as a regulated “telecommunications service” subject to the net neutrality rule. If the absence of net neutrality regulations leads to difficulties for our learners, customers, or content creators to access our platforms, we can face increased costs, lose existing learners, customers, and content creators, face difficulties attracting new ones, and experience material and adverse impacts on our business and growth opportunities. Outside of the U.S., government regulation of the internet, including the idea of net neutrality, may be developing or non-existent. As a result, we could face discriminatory or anti-competitive practices that could impede our growth prospects, increase our costs, and harm our business.
If the mobile solutions available to our learners, customers, and content creators are not effective, the use of our platforms could decline.
Learners and customers have been increasingly accessing our platforms through our mobile apps. The smaller screen size and reduced functionality associated with some mobile devices may make the use of our platforms more difficult or our customers and content creators may believe that online learning through such mobile devices is not effective. Learners accessing our network primarily on mobile devices may not enroll in our content or programs as often as those accessing our platforms through personal computers, which could result in less revenue for us. If we are not able to provide our customers and content creators with the functionality to deliver a rewarding experience on mobile devices, their ability to attract learners to their programs may be harmed and, consequently, our business may suffer.
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
•increased costs in the distribution and use of our mobile apps; or
•changes in mobile operating systems, such as iOS and Android, that degrade the functionality of our mobile website or mobile apps or that give preferential treatment to competitive offerings.
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
Further, in view of new or modified federal, state, or foreign laws and regulations, industry standards, contractual obligations, and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our services, and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new features could be limited. Privacy, data protection, and information security concerns, whether valid or invalid, may inhibit the use and growth of our platforms, particularly in certain foreign countries.
Our use of social media, emails, push notifications, and text messages in ways that do not comply with applicable laws and regulations, may lead to the loss or infringement of IP, result in unintended disclosure, harm our reputation, or subject us to fines or other penalties.
We use social media, emails, push notifications, and text messages as part of our omnichannel marketing approach. As laws and regulations evolve to govern the use of these channels, the failure by us, our employees, our content creators, or third parties acting at our direction to comply with these laws and regulations could adversely affect our reputation or subject us to fines or other penalties. In addition, our employees, our content creators, or third parties acting at our direction may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement of IP, as well as the public disclosure of proprietary, confidential, or sensitive personal information of our business, employees, learners, customers, content creators, or others. Information concerning us, our learners, customers, or content creators, whether accurate or not, may be posted on social media platforms at any time and may have an adverse impact on our brand, reputation, or business. The harm may be immediate without affording us an opportunity for redress or correction and could have a material adverse effect on our reputation, business, operating results, financial condition, and prospects.

Risks Related to Intellectual Property
Any failure to obtain, maintain, protect, or enforce our IP and proprietary rights could impair our ability to protect our proprietary technology and our brands and could materially harm our business.
We rely on a combination of IP rights, contractual protections, and other practices to protect our brands, proprietary information, technologies, and processes. We primarily rely on patent, copyright, trademark, and trade secret laws to protect our proprietary technologies and processes, including key algorithms. Others may independently develop or acquire similar technologies or processes. Such independently developed similar technologies or processes may not be infringing technology, and we might not be able, or may decide not to, pursue enforcement action, which may allow third parties to provide a service similar to ours and could harm our competitive position. Our principal trademark assets include the registered trademark “Coursera,” “Udemy,” and associated logos and taglines. We also hold the rights to the “Coursera.org” and “Udemy.com” internet domain names and various related domain names, which are subject to global internet regulatory bodies and laws. If we are unable to protect our trademarks or domain names, our brand recognition and reputation would suffer, we would incur significant expense establishing new brands, and our operating results would be adversely impacted. We cannot guarantee that pending patent applications will result in patents that provide effective protection. Even issued patents may be circumvented or challenged before the U.S. Patent and Trademark Office. In addition, we cannot assure you that every significant feature of our technology and services will be protected by any patent or patent application. Further, to the extent we pursue patent protection for our innovations, patents we may apply for may not be issued, and issued patents may not provide us with any competitive advantages. There can be no assurance that any patents we obtain will adequately protect our inventions or survive a legal challenge, as the legal standards relating to the validity, enforceability, and scope of protection of patent and other IP rights are uncertain.
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
The IP status of content generated by AI is uncertain and continues to evolve. Works generated by, or with the assistance of, AI may not be eligible for copyright, patent, or other IP protection in the United States or other jurisdictions, or may be subject to disputed or unclear ownership, which could limit our ability to protect, enforce, or commercialize AI-generated features, content, or other outputs and could allow third parties to use or replicate them without restriction. In addition, the terms on which we license or access third-party AI models, tools, or training data may not afford us ownership of, or adequate rights in, the resulting outputs, and may impose restrictions or indemnification obligations that constrain how we develop, deploy, or monetize our AI-enabled offerings.

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
A substantial portion of our platforms and our solutions incorporate OSS, and we may incorporate additional OSS in the future. OSS is generally freely accessible, usable, and modifiable. Certain OSS licenses may, in certain circumstances, require us (i) to offer our solutions that incorporate OSS for no cost, (ii) to make available source code for modifications or derivative works we create based upon incorporating or using OSS; and (iii) to license such modifications or derivative works under the terms of the particular OSS license. Our efforts to monitor use of OSS, including our use of third-party software that has incorporated certain types of OSS into the software we license from such third party without our knowledge, may not be successful for ensuring compliance with such OSS licenses. If an author or other third party that distributes OSS we use were to allege non-compliance with the license conditions, we may incur significant legal expenses defending against such allegations. We could also be required to disclose our proprietary code and could be subject to significant damages. This could include injunctions preventing us from offering our solutions that contain the OSS, or being required to comply with one or more license conditions, including paying substantial licensing fees for the continued use of such OSS. Any of these outcomes could disrupt our ability to offer the affected solutions. We could also be subject to suits by parties claiming ownership of what we believe to be OSS. Litigation could consume management’s time and attention, be costly for us to defend, and have a negative effect on our operating results and financial condition.

Individuals that appear in content hosted on our platforms may claim violation of their rights.
Instructors and learners featured in video segments hosted on our platforms may claim that we did not obtain proper assignments, licenses, consents, and releases for using their likenesses, images, or other contributed content. Although our content creators are contractually required to secure these rights for their course material, we cannot be certain that they have done so. Moreover, the laws governing rights of publicity and privacy, and the laws governing instructor ownership of educational content, are imprecise and adjudicated on a case-by-case basis, such that the enforcement of agreements to transfer the necessary rights is unclear. As a result, we could incur liability to third parties for the unauthorized duplication, display, distribution, or other use of this material. Any such claims could subject us to costly litigation and impose a significant strain on our financial resources and management personnel, regardless of whether the claims have merit. Our various liability insurance coverages may not cover potential claims of this type adequately or at all, and we may be required to alter or cease our use of such material, which may include changing or removing content from courses, or to pay monetary damages. Moreover, claims by instructors and learners could damage our reputation, regardless of whether such claims have merit.
Risks Related to Tax, Accounting, and Operations
We are subject to taxation in multiple jurisdictions.
We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Significant judgment is required in determining our global provision for income taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. While we believe our tax positions are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that these positions may be challenged by jurisdictional tax authorities, which may have a significant impact on our global provision for income taxes. In addition, we are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. Although we believe our transfer pricing policies comply with applicable laws, tax authorities may disagree with our positions. If such tax authorities were to successfully challenge our transfer pricing procedures, they could require us to adjust our transfer prices, which could result in a higher overall tax liability to us and possibly interest and penalties. Further, we are subject to examination by tax authorities on income, employment, sales, and other tax matters. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for taxes, we cannot assure you that such provision is sufficient or that a determination by a tax authority would not have an adverse effect on our business, financial condition, and results of operations. An adverse resolution of one or more uncertain tax positions in any period could have a material impact on our results of operations for that period. In addition, we are subject to non-income taxes in multiple jurisdictions, including sales and use, value-added, goods and services, business, and gross receipts taxes. The application of these indirect taxes to our business is complex and evolving, and significant judgment is required to evaluate applicable obligations. As a result, amounts we record are estimates and are subject to adjustment. We do not collect and remit indirect taxes in all jurisdictions in which we operate, and certain of those jurisdictions may assert that such taxes are applicable, which could result in substantial tax liabilities, including for taxes on past sales, as well as penalties and interest. We re-examine and evaluate tax laws globally, and take into account new laws and interpretations of the laws for financial statement purposes in the quarter or year that they become applicable. We are also subject to evolving global tax initiatives, including the Organization for Economic Co-operation and Development's Pillar Two global minimum tax framework, which could increase our effective tax rate, tax liabilities, compliance costs, or administrative complexity. Tax authorities are increasingly scrutinizing the tax positions of companies. Tax rules in certain countries, including the United States, also require payors to report payments to unrelated parties and to withhold a percentage of certain payments for remittance to the applicable taxing authority. Failure to comply with these reporting and withholding obligations with respect to payments we make to our content creators could result in liabilities for under-withheld amounts, fines, and penalties. A tax authority could also assert that we should be withholding employment or other taxes from payments to certain of our content creators. Due to our large number of content creators and the amounts paid to each, process failures with respect to these obligations could result in financial liability and other consequences. These factors, and any related changes or increased scrutiny, could have a materially adverse impact on our business, results of operations, financial condition, and cash flows.

Amendments to existing tax laws, rules, or regulations or enactment of new unfavorable tax laws, rules, or regulations could have an adverse effect on our business and operating results.
Many of the underlying laws, rules, and regulations imposing taxes and other obligations were established before the growth of the internet and e-commerce. U.S. federal, state, local, and foreign taxing authorities are currently reviewing the appropriate treatment of companies engaged in e-commerce and considering changes to existing tax or other laws that could levy sales, income, consumption, use, or other taxes relating to our activities, and/or impose obligations on us to collect such taxes. Additionally, one or more states, localities, or other taxing jurisdictions may seek to impose additional reporting, record-keeping, or indirect tax collection obligations on businesses like ours that do not currently exist. Compliance with any such new obligations could require us to incur substantial costs, including costs associated with tax calculation, collection, remittance, and audit requirements, and could decrease activity on our platforms.
Any amendment to existing tax laws, rules, or regulations, or the enactment of new tax laws, rules, or regulations are enacted, could increase our tax payments or other obligations, prospectively or retrospectively, subject us to interest and penalties, decrease the demand for our services if we pass on such costs to our learners, customers, or content creators, result in increased costs to update or expand our technological or administrative infrastructure, or effectively limit the scope of our business activities if we decided not to conduct business in particular jurisdictions. As a result, these changes may have a material adverse effect on our business, results of operations, financial condition, and prospects.
Our ability to use our net operating loss (“NOL”) carryforwards and certain other tax attributes may be limited.
We and our acquired subsidiaries, including Udemy, have incurred substantial federal NOLs during prior periods. NOLs may carry forward to offset future taxable income; however, they could expire unused and be unavailable to offset future income tax liabilities. Specifically, the Tax Cuts and Jobs Act imposes certain limitations on the deduction of NOLs generated in tax years that began on or after January 1, 2018, including a limitation on use of NOLs to offset only 80% of taxable income and the disallowance of NOL carrybacks. Although NOLs generated in tax years before 2018 may still be used to offset future income without limitation, these limitations may negatively affect our ability to use our NOLs to offset future taxable income. Our NOLs may similarly expire under state laws. In addition, under the rules of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change”, generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its NOLs and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. Our acquisition of Udemy constituted an ownership change of Udemy for purposes of Section 382, and as a result, the use of Udemy's pre-acquisition NOLs and other pre-change tax attributes is subject to an annual limitation. This limitation may substantially reduce the amount of Udemy's pre-acquisition NOLs that can be used to offset our taxable income in any given year, and a portion of those NOLs may expire before they can be utilized. The applicable rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock, as well as changes in ownership arising from new issuances of stock by the company. As a result of these rules, in the event that we experience one or more ownership changes as a result of future transactions in our stock, our ability to use our NOL carryforwards, including any remaining NOLs attributable to Udemy's pre-acquisition periods may be further limited in offsetting future taxable income, if any. We have recorded a valuation allowance against deferred tax assets to the extent we believe it is more likely than not that such assets will not be realized.
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

If our goodwill or intangible assets become impaired, we may be required to record a significant charge against earnings.
We have recorded goodwill related to the closing of our Merger with Udemy, and a significant portion of the purchase price of any companies we acquire in the future may be allocated to acquired goodwill and other intangible assets. Under accounting principles generally accepted in the United States, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value of our intangible assets may not be recoverable. Goodwill is required to be tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the assets are impaired. Such triggering events potentially warranting an annual or interim goodwill impairment assessment include, among other factors, declines in historical or projected revenue, operating income or cash flows, and sustained decreases in our stock price or market capitalization. If our acquisitions do not yield expected returns, our stock price declines or any other adverse change in market conditions occurs, a change to the estimation of fair value could result.

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
•disruptions in our platforms due to hardware, software, network problems, security breaches, or other issues;
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
In connection with the completion of our Merger with Udemy on May 11, 2026, we issued approximately 117 million shares of common stock to former Udemy stockholders and holders of certain Udemy equity awards. The issuance of these shares substantially diluted the voting power and economic interests of our stockholders who held shares before completion of the Merger. Sales of a significant number of these shares in the open market, or the perception that such sales may occur, could cause the market price of our common stock to decline.

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
In addition, we grant equity awards to employees, directors, and other service providers pursuant to our equity incentive plans (refer to Note 12, Employee Benefit Plans, included in Part I, Item 1 of this Form 10-Q for details on shares of common stock issuable upon exercise of stock options or vesting of restricted and performance stock units). Eligible employees may purchase shares of common stock semi-annually at a discount under our employee stock purchase plan. Sales of stock by these equity holders, or the perception that such sales could occur, could negatively impact our stock price. Additionally, future issuances of common stock, convertible securities, or other equity could dilute current investors and potentially cause our stock price to decline. New investors in such issuances could also receive rights senior to those of existing common stockholders.
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

We cannot guarantee that our Share Repurchase Program will be fully implemented or that it will enhance long-term stockholder value.
In May 2026, our Board approved the Share Repurchase Program, pursuant to which Coursera is authorized to may repurchase up to a total of $500 million of our common stock, subject to certain limitations. As of June 30, 2026, we repurchased approximately $90.3 million in shares of our common stock pursuant to the Share Repurchase Program. In July 2026, we repurchased an additional approximately $60.1 million in shares, pursuant to the Share Repurchase Program. We have funded all repurchases under this program with existing cash and cash equivalents, and expect to do so for future activity under this plan. Under the program, share repurchases may be made at our discretion from time to time through open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. The program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our common stock. The timing and amount of repurchases under the program will be determined by our management based on its evaluation of market conditions and other factors. The program could affect the price of our common stock, increase volatility and diminish our cash reserves. Additionally, recent U.S. tax legislation imposes a 1% excise tax on share repurchases, which increases the costs associated with repurchasing shares of our common stock. The Share Repurchase Program has no expiration date and may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value. Refer to Part II, Item 2 of this Form 10-Q for additional information.

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
On May 15, 2026, our Board approved the Share Repurchase Program authorizing Coursera to purchase up to $500 million of our common stock without an expiration date. Under the Repurchase Program, Coursera may repurchase shares of common stock from time to time through open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The Repurchase Program has no expiration dates and continues unless otherwise suspended or discontinued. The Repurchase Program may be suspended or discontinued at any time and does not obligate us to acquire any amount of common stock. To date, we have utilized our existing cash and cash equivalents to fund repurchases under the Repurchase Program.
The following table presents details of our monthly share repurchases for the second quarter of 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be repurchased under the program
				(in millions)
April 1, 2026 - April 30, 2026	—	$—	—	$—
May 1, 2026 - May 31, 2026	3.9	$5.38	3.9	$479.0
June 1, 2026 - June 30, 2026	12.6	$5.47	12.6	$409.9
Total	16.5	$5.45	16.5	$409.9
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Coursera, Inc. (incorporated by reference from Exhibit 3.1 filed with the registrant’s Quarterly Report on Form 10-Q filed August 13, 2021).
3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Coursera, Inc. (incorporated by reference from Exhibit 3.1 filed with the registrant’s Current Form 8-K filed May 11, 2026).

3.3	Amended and Restated Bylaws of Coursera, Inc. (incorporated by reference from Exhibit 3.2 filed with the registrant’s Quarterly Report on Form 10-Q filed August 13, 2021).
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

COURSERA, INC.

Date: August 5, 2026	By:	/s/ Gregory M. Hart
Gregory M. Hart
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Michael Foley
Michael Foley
Senior Vice President, Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)