Form 10-Q
period 2026-09-30
Coursera, Inc.
filed 2026-11-05
CIK 1651562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 29, 2026, the registrant had 253.3 million shares of common stock, $0.00001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions, except par value amounts)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$670.6	$792.6
Marketable securities	104.9	—
Accounts receivable, net	140.0	65.4
Deferred costs, net	32.2	19.6
Prepaid expenses and other current assets	52.9	20.5
Total current assets	1,000.6	898.1
Property, equipment, and software, net	57.1	43.4
Intangible assets, net	410.3	27.1
Goodwill	182.7	—
Strategic investments(1)	110.0	1.7
Other assets	44.7	29.7
Total assets	$1,805.4	$1,000.0
Liabilities and Stockholders’ Equity
Current liabilities:
Content liabilities	$120.7	$100.0
Other accounts payable and accrued expenses	63.1	29.8
Accrued compensation and benefits	56.9	36.7
Deferred revenue, current	458.5	180.9
Other current liabilities	29.2	10.5
Total current liabilities	728.4	357.9
Deferred revenue, non-current	3.2	1.4
Other liabilities	16.5	5.0
Total liabilities	748.1	364.3
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10.0 shares authorized and no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value—600.0 shares authorized as of September 30, 2026 and 300.0 shares authorized as of December 31, 2025; 258.6 shares issued and outstanding as of September 30, 2026, and 167.9 shares issued and outstanding as of December 31, 2025	—	—
Additional paid-in capital	2,095.0	1,546.9
Accumulated other comprehensive income	—	—
Accumulated deficit	(1,037.7)	(911.2)
Total stockholders’ equity	1,057.3	635.7
Total liabilities and stockholders’ equity	$1,805.4	$1,000.0
(1) Includes $100.0 million related to a strategic investment in a related party as of September 30, 2026. Refer to Note 13 for additional information.
See Notes to Condensed Consolidated Financial Statements.

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$376.7	$194.2	$871.0	$560.6
Cost of revenue	156.6	88.2	368.9	254.0
Gross profit	220.1	106.0	502.1	306.6
Operating expenses:
Research and development	52.1	30.0	127.1	88.8
Sales and marketing	129.5	67.4	302.8	187.8
General and administrative	36.6	24.2	90.5	76.0
Merger, integration, and restructuring related costs	30.8	—	120.6	(0.9)
Total operating expenses	249.0	121.6	641.0	351.7
Loss from operations	(28.9)	(15.6)	(138.9)	(45.1)
Interest income, net	6.8	8.3	21.6	24.1
Other expense, net	(0.9)	(0.5)	(3.1)	(0.1)
Loss before income taxes	(23.0)	(7.8)	(120.4)	(21.1)
Income tax expense	2.6	0.8	6.1	3.1
Net loss	$(25.6)	$(8.6)	$(126.5)	$(24.2)
Net loss per share—basic and diluted	$(0.10)	$(0.05)	$(0.57)	$(0.15)
Weighted average shares used in computing net loss per share—basic and diluted	264.7	164.6	222.6	162.6
See Notes to Condensed Consolidated Financial Statements.

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(25.6)	$(8.6)	$(126.5)	$(24.2)
Other comprehensive income (loss)
Change in unrealized gain (loss) on marketable securities, net of tax	(0.1)	—	(0.2)	—
Foreign currency translation gain (loss), net of tax	—	—	0.2	—
Total other comprehensive income (loss)	$(0.1)	$—	$—	$—
Comprehensive loss	$(25.7)	$(8.6)	$(126.5)	$(24.2)
See Notes to Condensed Consolidated Financial Statements.

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(In millions)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance—June 30, 2026	274.5	$—	$2,179.0	—	$—	$0.1	$(1,012.1)	$1,167.0
Exercise of stock options	0.1	—	0.2	—	—	—	—	0.2
Vesting of restricted stock units, net of tax withholdings	2.1	—	(7.5)	—	—	—	—	(7.5)
Repurchases of common stock	(18.1)	—	(101.6)	—	—	—	—	(101.6)
Stock-based compensation	—	—	24.9	—	—	—	—	24.9
Other comprehensive income	—	—	—	—	—	(0.1)	—	(0.1)
Net loss	—	—	—	—	—	—	(25.6)	(25.6)
Balance—September 30, 2026	258.6	$—	$2,095.0	—	$—	$—	$(1,037.7)	$1,057.3
Balance—December 31, 2025	167.9	$—	$1,546.9	—	$—	$—	$(911.2)	$635.7
Exercise of stock options	0.3	—	0.7	—	—	—	—	0.7
Vesting of restricted stock units, net of tax withholdings	6.9	—	(26.1)	—	—	—	—	(26.1)
Repurchases of common stock	(34.6)	—	(191.9)	—	—	—	—	(191.9)
Issuance of common stock related to employee stock purchase plan	0.5	—	2.7	—	—	—	—	2.7
Issuance of common stock in connection with the Merger with Udemy	117.6	—	673.6	—	—	—	—	673.6
Stock-based compensation	—	—	89.1	—	—	—	—	89.1
Other comprehensive income	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(126.5)	(126.5)
Balance—September 30, 2026	258.6	$—	$2,095.0	—	$—	$—	$(1,037.7)	$1,057.3
Balance—June 30, 2025	163.5	$—	$1,519.8	1.8	$(17.0)	$—	$(875.8)	$627.0
Exercise of stock options	1.6	—	(2.2)	(0.7)	7.0	—	—	4.8
Vesting of restricted stock units, net of tax withholdings	1.1	—	(18.7)	(1.1)	10.0	—	—	(8.7)
Stock-based compensation	—	—	25.0	—	—	—	—	25.0
Net loss	—	—	—	—	—	—	(8.6)	(8.6)
Balance—September 30, 2025	166.2	$—	$1,523.9	—	$—	$—	$(884.4)	$639.5
Balance—December 31, 2024	160.1	$—	$1,506.7	5.2	$(49.1)	$—	$(860.2)	$597.4
Exercise of stock options	2.5	—	(6.0)	(1.6)	14.6	—	—	8.6
Vesting of restricted stock units, net of tax withholdings	3.2	—	(52.2)	(3.2)	30.4	—	—	(21.8)
Issuance of common stock related to employee stock purchase plan	0.4	—	(1.3)	(0.4)	4.1	—	—	2.8
Stock-based compensation	—	—	76.7	—	—	—	—	76.7
Net loss	—	—	—	—	—	—	(24.2)	(24.2)
Balance—September 30, 2025	166.2	$—	$1,523.9	—	$—	$—	$(884.4)	$639.5
See Notes to Condensed Consolidated Financial Statements.

COURSERA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(126.5)	$(24.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	64.6	21.8
Stock-based compensation expense	83.0	71.0
Impairment losses	3.0	3.1
Other	1.5	(0.3)
Changes in operating assets and liabilities:
Accounts receivable, net	22.0	1.0
Prepaid expenses and other assets	(16.0)	6.2
Accounts payable and accrued expenses	9.7	9.1
Accrued compensation and other liabilities	4.1	(2.6)
Deferred revenue	(35.1)	17.8
Net cash provided by operating activities	10.3	102.9
Cash flows from investing activities:
Cash acquired from the Udemy merger	213.6	—
Purchases of strategic investments(1)	(100.0)	—
Purchases of marketable securities	(65.4)	—
Proceeds from maturities of marketable securities	70.0	—
Purchases of content assets	(13.7)	(8.0)
Capitalized internal-use software costs	(20.8)	(13.3)
Purchases of property, equipment, and software	(0.8)	(1.1)
Net cash provided by (used in) investing activities	82.9	(22.4)
Cash flows from financing activities:
Proceeds from exercise of stock options	0.7	8.6
Proceeds from employee stock purchase plan	2.7	2.8
Payments for repurchases of common stock	(190.7)	—
Payments for tax withholding on vesting of restricted stock units	(25.8)	(21.8)
Net cash used in financing activities	(213.1)	(10.4)
Effect of foreign exchange rates on cash flows	(0.4)	—
Net (decrease) increase in cash, cash equivalents, and restricted cash	(120.3)	70.1
Cash, cash equivalents, and restricted cash—beginning of period	793.4	728.4
Cash, cash equivalents, and restricted cash—end of period	$673.1	$798.5

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$5.8	$3.7
Supplemental disclosure of noncash investing and financing activities related to the Udemy merger:
Fair value of net assets assumed	$673.6	$—
Common stock issued as Merger consideration	$(662.2)	$—
Fair value of replacement equity awards included in Merger consideration	$(11.4)	$—
Supplemental disclosure of other noncash investing and financing activities:
Stock-based compensation capitalized as internal-use software costs	$6.1	$5.7
Unsettled repurchases of common stock	$1.2	$—
Content assets, unpaid or acquired through non-cash consideration	$1.2	$2.8
(1) Represents $100.0 million strategic investment in a related party purchased during the nine months ended September 30, 2026. Refer to Note 13 for additional information.
See Notes to Condensed Consolidated Financial Statements.

COURSERA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts and percentages)
(Unaudited)
1.    BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) of Coursera, Inc., a Delaware public benefit corporation, and its subsidiaries (“Coursera,” the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. These Condensed Consolidated Financial Statements (Unaudited) have been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair statement of our financial information. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other interim period or for any other future year.
These Condensed Consolidated Financial Statements (Unaudited) should be read in conjunction with the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 23, 2026 (“Form 10-K”) as amended on April 30, 2026.
Description of Business
Coursera operates global online learning platforms that aim to provide access to world-class, affordable, and relevant education and skills training by connecting learners, institutions, and content creators across our global ecosystem. We deliver trusted content, branded credentials, and product capabilities through our platforms, leveraging our global reach, data, and technology to make learning more customizable, contextual, and extensible for both individual learners and institutions. We partner with trusted content creators, from expert practitioners to university and industry partners, to offer high-quality adult education and workforce training solutions to a wide range of individuals, businesses, organizations, and governments. We serve individual learners directly and also sell to institutions, including employers, colleges and universities, and governments, enabling their employees, students, and citizens to develop and demonstrate critical skills aligned with evolving workforce needs. Our corporate headquarters is located in Mountain View, California.
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
Reclassification
As of September 30, 2026, we changed the presentation of our Condensed Consolidated Balance Sheets to separately present “Strategic investments,” which were previously included within “Other assets.” Prior period amounts have been reclassified to conform to the current period presentation. As a result, as of December 31, 2025, $1.7 million was reclassified from “Other assets” to “Strategic investments.” The reclassification had no impact on total assets, total liabilities, stockholders’ equity, results of operations, or cash flows, and did not result in a restatement of previously reported financial statements.

During the three months ended June 30, 2026, we changed the caption for “Restructuring related charges” to “Merger, integration, and restructuring related costs” within operating expenses in our Condensed Consolidated Statements of Operations. In conjunction with this update, $6.2 million of merger and acquisition related transaction costs and $3.8 million of integration related costs recorded in “General and administrative expenses” during the three months ended March 31, 2026 are now reflected in “Merger, integration, and restructuring related costs.” Additionally, an insignificant amount of other restructuring costs recorded in “Restructuring related charges” during the nine months ended September 30, 2025 are now reflected in “Merger, integration, and restructuring related costs.” This reclassification had no impact on total operating expenses, loss from operations, net loss, or net loss per share previously reported in any of the periods presented.
2.    SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The Condensed Consolidated Financial Statements (Unaudited) include the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Summary of Significant Accounting Policies
There have been no significant changes to our significant accounting policies as of and for the three and nine months ended September 30, 2026, as compared to the significant accounting policies described in our Form 10-K, other than those described below.
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
For the purpose of assessing the concentration of credit risk with respect to accounts receivable and significant customers, we treat a group of customers under common control or customers that are affiliates of each other as a single customer. For the three and nine months ended September 30, 2026 and 2025, we did not have any customers that accounted for more than 10% of our revenue. As of September 30, 2026, we did not have any customers that accounted for more than 10% of our net accounts receivable balance.
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
Strategic Investments
Strategic investments primarily consist of investments in equity securities of privately held companies without readily determinable fair values and in which we do not have controlling interests. We also hold a convertible note investment with a private company.
Investments in equity securities without readily determinable fair values are initially recorded at cost and are subsequently adjusted to fair value only in the event of either price changes from observable transactions in the same or a similar security from the same issuer or impairment. This practice is referred to as the measurement alternative. We evaluate our strategic investments measured under the measurement alternative for impairment at each reporting period. This evaluation consists of several potential qualitative and quantitative impairment indicators including, but not limited to, the investee's financial metrics, whether there were any significant adverse changes in the economic environment or general market conditions of the geographies and industries in which the investee operates, and any other publicly available information that may affect the value of the investment.
When remeasured to fair value, privately held equity securities are valued using significant unobservable inputs or data in inactive markets. This valuation requires judgment due to the absence of market prices and inherent lack of liquidity. In determining the estimated fair value of investments in privately held companies, we utilize the most recent data available including observed transactions, such as equity financing transactions of the investees and sales of the existing shares of the investees’ securities. In addition, the determination of whether an observed transaction is similar to the equity securities we hold requires significant management judgment based on the rights and preferences of the securities.
We elected to account for the convertible note investment using the fair value option. The determination of fair market value is based on a variety of significant unobservable inputs or data that require judgment, including but not limited to time to liquidity and note maturity, interest rates and equity volatility.
We recognize unrealized gains or losses on the fair value of strategic investments, as well as accrued interest (if applicable), in other income (expense), net on the Condensed Consolidated Statements of Operations. Refer to Note 5 for more information.
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

Goodwill Impairment Assessment

Goodwill represents the excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Goodwill is not amortized, but is subject to impairment testing. We test goodwill for impairment at the reporting unit level annually during the fourth quarter, or whenever events or changes in circumstances between annual tests indicate that goodwill may be impaired. We first assess goodwill for possible impairment by performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude this is not the case, we do not need to perform any further assessment. Otherwise, we must perform a quantitative assessment to estimate the fair value of our reporting units, and compare the fair value of each reporting unit to its carrying value, including goodwill.

During the nine months ended September 30, 2026, we did not identify any events or changes in circumstances requiring an interim goodwill impairment test.
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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which aims to modernize the accounting for internal-use software costs by eliminating references to software development stages and introducing a new threshold for capitalization. Under the updated guidance, capitalization begins when (1) management authorizes and commits to funding the project and (2) it is probable that the project will be completed and the software will be used for its intended purpose. The ASU also provides enhanced guidance on evaluating the “probable-to-complete” threshold and consolidates website development cost guidance into Subtopic 350-40. This ASU will be effective for annual reporting periods beginning with our fiscal year ending December 31, 2028 and for interim reporting periods beginning with our fiscal quarter ending March 31, 2029, with early adoption permitted. The amendments may be applied prospectively, retrospectively, or using a modified retrospective approach. We are currently evaluating the impact ASU 2025-06 will have on our Condensed Consolidated Financial Statements (Unaudited) and related disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, to provide clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. We are currently evaluating the impact ASU 2025-11 will have on our Condensed Consolidated Financial Statements (Unaudited) and related disclosures.
3.    REVENUE RECOGNITION
Disaggregation of Revenue
The following table presents revenue disaggregated by product offering for each segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Enterprise:
Subscription	$199.8	$63.6	$405.2	$189.2
Other	1.1	0.3	1.9	0.7
Enterprise revenue	$200.9	$63.9	$407.1	$189.9
Consumer:
Subscription	130.6	111.2	362.7	311.2
Transactional and other	32.8	4.8	60.4	14.0
Degrees	12.4	14.3	40.8	45.5
Consumer revenue	$175.8	$130.3	$463.9	$370.7
Total revenue	$376.7	$194.2	$871.0	$560.6
Deferred Revenue
Revenue recognized during the three months ended September 30, 2026 and 2025, which was included in the corresponding deferred revenue balance at the beginning of each year, was $28.1 million and $25.7 million, respectively.
Revenue recognized during the nine months ended September 30, 2026 and 2025, which was included in the corresponding deferred revenue balance at the beginning of each year, was $168.1 million and $149.2 million, respectively.
Remaining Performance Obligations
Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue in the Condensed Consolidated Balance Sheets and unbilled amounts that will be recognized as revenue in future periods. As of September 30, 2026, we had remaining performance obligations of $865.0 million and expect to recognize approximately 73% as revenue over the next 12 months and the remainder thereafter.

Deferred Commissions
The following table presents the amounts of deferred commissions, as well as amortization expense recorded within sales and marketing in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Capitalization	$18.4	$3.4	$35.2	$7.3
Amortization	$6.7	$3.8	$14.7	$11.6
Deferred commissions and related payroll tax expenditures, which are included in deferred costs and other assets, were as follows:

	September 30, 2026	December 31, 2025
Deferred costs, net	$27.1	$12.8
Other assets	$18.1	$11.9
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
We incurred the following acquisition-related costs in connection with the Merger, which are recorded within Merger, integration, and restructuring related costs in the Condensed Consolidated Statements of Operations.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
Transaction costs	$0.1	$31.8
Retention bonuses	$0.2	$18.4
Change in control expenses	$1.1	$25.1
The amount of revenue and net loss of Udemy included in our Condensed Consolidated Statements of Operations and Comprehensive Loss from the Closing Date to September 30, 2026, were $285.6 million and $27.8 million, respectively.
Supplemental Pro Forma Financial Information (Unaudited)
The following unaudited pro forma financial information presents our combined results of operations for the periods presented, as if the Merger had occurred on January 1, 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$376.7	$389.9	$1,145.3	$1,156.5
Net loss	$(20.4)	$(26.5)	$(88.2)	$(203.6)
The unaudited supplemental pro forma financial information is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the Merger were completed at the beginning of fiscal year 2025 and is not indicative of the future operating results of the combined company.
The unaudited supplemental pro forma financial information includes the combined historical operating results of the Company and Udemy, with adjustments to give effect to the Merger. Pro forma adjustments have been made to reflect incremental intangible asset amortization to be incurred based on the fair values and useful lives of each identifiable intangible asset, incremental acquisition-related costs due to the Merger, and the elimination of historical asset amortization for internally developed software by Udemy.
The unaudited supplemental pro forma financial information does not give effect to the potential impact of current financial conditions, or any anticipated revenue enhancements, cost savings, or operational synergies that may result from the Merger.

5.    INVESTMENTS
Investments Measured at Fair Value on a Recurring Basis
The following table summarizes our investments measured at fair value on a recurring basis by balance sheet classification and investment type:

	September 30, 2026
	Fair Value - Level 1	Fair Value - Level 2	Fair Value - Level 3
Cash equivalents
Money market funds	$326.0	$—	$—
U.S. Treasury securities	235.9	—	—
Time deposits	14.1	—	—
Marketable securities
U.S. Treasury securities	104.9	—	—
Strategic investments
Convertible note investment	—	—	8.5
Total	$680.9	$—	$8.5

	December 31, 2025
	Fair Value - Level 1	Fair Value - Level 2	Fair Value - Level 3
Cash equivalents
Money market funds	$206.7	$—	$—
U.S. Treasury securities	556.6	—	—
Total	$763.3	$—	$—
The amortized cost, unrealized gains and losses, and estimated fair value of cash equivalents and marketable securities consisted of the following:

	September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$326.0	$—	$—	$326.0
U.S. Treasury securities	235.9	—	—	235.9
Time deposits	14.1	—	—	14.1
Marketable securities
U.S. Treasury securities	105.1	—	(0.2)	104.9
Total	$681.1	$—	$(0.2)	$680.9

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$206.7	$—	$—	$206.7
U.S. Treasury securities	556.6	—	—	556.6
Total	$763.3	$—	$—	$763.3

Cash equivalents and marketable securities in an unrealized loss position consisted of the following:

	September 30, 2026		December 31, 2025
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Cash equivalents
U.S. Treasury securities	$235.9	$—	$—	$—
Marketable securities
U.S. Treasury securities	98.7	0.2	—	—
Total securities in an unrealized loss position	$334.6	$0.2	$—	$—
Realized gains and losses related to our cash equivalents, marketable securities, and other assets were not material for the three and nine months ended September 30, 2026 and 2025.
No securities had been in a continuous unrealized loss position for twelve months or longer as of September 30, 2026. We do not intend to sell available-for-sale marketable debt securities in unrealized loss positions, and it is more likely than not that we will hold these securities until maturity or recovery of the cost basis. As of September 30, 2026, we did not have an allowance for credit losses related to our available-for-sale marketable debt securities due to a zero loss expectation for the portfolio which consists solely of U.S. government securities.
As of September 30, 2026, all of our available-for-sale marketable debt securities had contractual maturities of one year or less.
Strategic Investments
A summary of the changes in the carrying value of strategic investments is as follows:

Strategic Investments
Balance—June 30, 2026	$10.0
Purchases of strategic investments	100.0
Balance—September 30, 2026	$110.0

Balance—December 31, 2025	$1.7
Purchases of strategic investments	100.0
Strategic investments acquired in connection with the Merger with Udemy	8.5
Unrealized foreign currency exchange loss on strategic investments	(0.2)
Balance—September 30, 2026	$110.0
On July 28, 2026, we made a strategic equity investment in LearnVector Inc., pursuant to which we purchased $100.0 million of Series A Preferred Stock. Refer to Note 13 for more information. We account for this investment under the measurement alternative.
In connection with the Merger with Udemy, we acquired a strategic investment consisting of a convertible note (“Note Investment”) with a private company (the “Note Issuer”). We recorded the Note Investment based on its Closing Date fair value of $8.5 million. The Note Investment accrues interest at 7.0% per annum, payable at maturity of the note or upon conversion, and matures on December 31, 2028, unless earlier converted into shares of the Note Issuer’s preferred stock in accordance with the terms of the Note Investment. We elected to continue measuring the Note Investment using the fair value option.
During the fiscal year ended December 31, 2023, we made a strategic equity investment of $1.7 million in a privately-held company, which is accounted for under the measurement alternative. The difference in the original investment amount and the $1.5 million carrying value as of September 30, 2026, is due to unrealized foreign currency exchange losses.

Other than the foreign currency exchange losses discussed above, there were no impairments, observable price changes, or other changes in the carrying values of our strategic investments during the three and nine months ended September 30, 2026 and 2025.
6.    CONSOLIDATED BALANCE SHEET COMPONENTS
Restricted Cash
The reconciliation of cash, cash equivalents, and restricted cash was as follows:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$670.6	$792.6
Restricted cash, current	0.9	—
Restricted cash, non-current	1.6	0.8
Total cash, cash equivalents, and restricted cash	$673.1	$793.4
Accounts Receivable, Net
Accounts receivable, net consisted of the following:

	September 30, 2026	December 31, 2025
Billed accounts receivable, net of allowance for credit losses	$126.5	$58.0
Unbilled accounts receivable	13.5	7.4
Accounts receivable, net	$140.0	$65.4
Property, Equipment, and Software, Net
Property, equipment, and software, net consisted of the following:

	September 30, 2026	December 31, 2025
Internal-use software and website development	$139.1	$113.6
Computer equipment and purchased software	13.5	2.8
Leasehold improvements	23.9	1.1
Furniture and fixtures	6.9	0.8
Total property, equipment, and software	183.4	118.3
Less: accumulated depreciation and amortization	(126.3)	(74.9)
Property, equipment, and software, net	$57.1	$43.4
The following table presents depreciation and amortization expense related to property, equipment, and software as well as the portion of amortization expense related to internal-use software and website development that is recorded within cost of revenue in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation and amortization expense	$7.2	$4.8	$19.2	$14.7
Amortization expense for internal-use software and website development	$6.1	$4.6	$17.1	$14.0

Intangible Assets, Net
Intangible assets, net consisted of the following:

	September 30, 2026			December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Content assets	$54.6	$(22.1)	$32.5	$43.1	$(16.0)	$27.1
Customer relationships	164.5	(11.3)	153.2	—	—	—
Content creator relationships	135.4	(13.2)	122.2	—	—	—
Developed technology	102.2	(13.3)	88.9	—	—	—
Trade name	15.0	(1.5)	13.5	—	—	—
Intangible assets	$471.7	$(61.4)	$410.3	$43.1	$(16.0)	$27.1
Within the Condensed Consolidated Statements of Operations, amortization expense related to our content assets, developed technology, and content creator relationships is recorded within cost of revenue, and amortization expense related to our customer relationships and trade name is recorded within sales and marketing.
Capitalization of content assets and amortization expense for intangible assets were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Capitalization of content assets	$3.3	$1.9	$13.4	$8.6
Amortization expense for intangible assets	$27.4	$2.5	$45.4	$7.1
As of September 30, 2026, future expected amortization expense for intangible assets was as follows:

Remainder of 2026	$27.7
2027	109.8
2028	109.5
2029	83.8
2030	43.1
Thereafter	36.4
Total	$410.3
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
The following table summarizes goodwill by reportable segments:

	Enterprise	Consumer	Total
Balance as of December 31, 2025	$—	$—	$—
Additions	113.9	68.8	182.7
Balance as of September 30, 2026	$113.9	$68.8	$182.7

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

Future minimum lease payments under noncancellable operating leases with initial lease terms in excess of one year as of September 30, 2026, were as follows:

Remainder of 2026	$1.4
2027	5.6
2028	3.5
2029	2.4
2030	0.6
Total lease payments	13.5
Less imputed interest	(1.3)
Present value of operating lease liabilities	$12.2
8.    INCOME TAXES
Income tax expense or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are considered in the relevant period. Each quarter, we update the estimate of the annual effective tax rate, and if the estimated tax rate changes, we record a cumulative adjustment.
Our effective tax rate for the three months ended September 30, 2026 and 2025 was (11.3%) and (10.1%), respectively. For the nine months ended September 30, 2026 and 2025, our effective tax rate was (5.1%) and (14.5%), respectively. The difference between the effective tax rate and the United States (“U.S.”) federal statutory rate is primarily due to a valuation allowance for our federal and state net deferred tax assets, income taxes on foreign operations, U.S. state income taxes, and non-deductible stock-based compensation expense.
As of September 30, 2026, we continued to have a full valuation allowance against our U.S. federal and state deferred tax assets. Management regularly evaluates the realizability of our deferred tax assets. Adjustments are recorded to income during the period in which management makes the determination a deferred tax asset is more likely than not to be realized.
9.    NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(25.6)	$(8.6)	$(126.5)	$(24.2)
Denominator:
Weighted-average shares used in computing net loss per share—basic and diluted	264.7	164.6	222.6	162.6
Net loss per share—basic and diluted	$(0.10)	$(0.05)	$(0.57)	$(0.15)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2026	2025
Restricted stock units (“RSUs”)	24.1	17.7
Common stock options	9.8	11.6
Performance stock units (“PSUs”)	0.9	0.6
ESPP stock purchase rights (“ESPP Rights”)	0.5	0.3
Total	35.3	30.2
10.    COMMITMENTS AND CONTINGENCIES
Purchase Obligations
Our purchase obligations primarily relate to third-party cloud infrastructure agreements, software subscription arrangements, and other service agreements to support ongoing operations. As of September 30, 2026, we had $33.8 million in future minimum payments due under our non-cancelable purchase obligations with a remaining term in excess of one year. These are expected to be paid through 2029 and exclude payments related to noncancellable operating leases as discussed in Note 7.
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
During the three months ended September 30, 2026, we repurchased an aggregate of 18.1 million shares of our common stock for $101.6 million pursuant to a Rule 10b5-1 plan, including $0.3 million of commissions. During the nine months ended September 30, 2026, we repurchased an aggregate of 34.6 million shares of our common stock for $191.9 million, including $0.5 million of commissions. As of September 30, 2026, $1.2 million in unsettled repurchases of our common stock were recorded within other current liabilities in our Condensed Consolidated Balance Sheets. As of September 30, 2026, we had $308.6 million, excluding commissions, remaining under the Repurchase Program. To date, we have utilized our existing cash and cash equivalents to fund repurchases under the Repurchase Program.
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
As of September 30, 2026, 22.2 million shares, 8.2 million shares, and 7.2 million shares of our common stock were reserved for future issuance under our 2021 Stock Incentive Plan (the “2021 Plan”), the Udemy Plan, and 2021 Employee Stock Purchase Plan (the “ESPP”). Shares issuable under the 2021 Plan, the Udemy Plan, and the ESPP may be drawn from authorized but unissued shares or from treasury stock. In 2024, we began settling stock option exercises, vesting of RSUs, and ESPP purchases by reissuing shares of our common stock from treasury stock. In September 2025, we reissued all of our remaining treasury stock.

Stock Options
We grant stock options at prices equal to the grant date fair value. Typically, these stock options expire ten years from the grant date and vest ratably over a four-year service period.
Stock option activity for the nine months ended September 30, 2026 was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balance—December 31, 2025	11.1	$8.63	6.54	$6.1
Exercised	(0.3)	2.37
Canceled	(1.0)	15.89
Balance—September 30, 2026	9.8	$8.10	6.22	$1.3
Options vested	5.7	$8.25	4.72	$1.3
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

RSU and PSU activity for the nine months ended September 30, 2026 was as follows:

	RSUs			PSUs
	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested balance—December 31, 2025	17.2	$9.56	$126.3	0.6	$9.17	$4.4
Assumed in connection with merger	15.8	5.66		—	—
Granted(1)	7.0	5.80		0.5	6.02
Vested(2)	(11.3)	8.04		(0.2)	8.96
Forfeited	(4.6)	7.57		—	—
Unvested balance—September 30, 2026	24.1	$7.09	$119.5	0.9	$7.63	$4.2

(1) For PSUs, the amount presented as the number of units granted is based on the performance condition being achieved at the target level. Once the performance period is complete, the number of units that will vest may range from 0% to 200% of the target amount based on actual performance.

(2) Includes the service-based vesting in the nine months ended September 30, 2026 of the 0.5 million units or 110.66% of PSUs granted in 2025, certified as vested by our Human Resources and Compensation Committee in February 2026 based on attainment against the pre-established annual revenue target.
Stock-Based Compensation Expense
Stock-based compensation expense is classified in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$1.1	$0.6	$2.7	$1.9
Research and development	8.7	8.5	25.5	26.0
Sales and marketing	6.5	5.3	18.1	15.7
General and administrative	6.5	8.6	20.6	29.0
Merger, integration, and restructuring related costs	0.3	—	16.1	(1.6)
Total	$23.1	$23.0	$83.0	$71.0
We capitalized $1.8 million and $2.0 million of stock-based compensation related to our internal-use software during the three months ended September 30, 2026 and 2025 and $6.1 million and $5.7 million during the nine months ended September 30, 2026 and 2025.
The table below presents unrecognized employee compensation cost related to unvested shares and the weighted-average period over which it is expected to be recognized:

	September 30, 2026
	Unrecognized Employee Compensation Cost Related to Unvested Shares	Weighted-Average Period Over Which the Compensation Is Expected to Be Recognized (in Years)
RSUs	$152.3	2.4
Common stock options	13.2	2.3
ESPP Rights	4.2	1.1
PSUs	2.2	1.7

Common Stock Reserved for Issuance
The following table presents total shares of our common stock reserved for future issuance:

	September 30, 2026	December 31, 2025
RSUs outstanding	24.1	17.2
Stock options outstanding	9.8	11.1
PSUs outstanding	0.9	0.6
Shares available for future grants	37.6	20.8
Total shares of common stock reserved	72.4	49.7
13.    RELATED PARTY TRANSACTIONS
We have an ongoing content sourcing agreement with DeepLearning.AI Corp (“DeepLearning.AI”), which is owned by our chairman and co-founder, Dr. Andrew Ng. This agreement was entered into in the ordinary course of business and subject to standard commercial terms. Fees associated with this agreement are included within cost of revenue in the Condensed Consolidated Statements of Operations. We recognized content fees under this agreement of $1.3 million and $2.0 million during the three months ended September 30, 2026 and 2025 and $4.9 million and $6.6 million during the nine months ended September 30, 2026 and 2025. Related content liabilities were $1.3 million and $4.1 million as of September 30, 2026 and December 31, 2025.
In July 2026, we made a strategic equity investment in LearnVector Inc. (“LearnVector”), purchasing shares of LearnVector’s Series A Preferred Stock for an aggregate purchase price of $100 million pursuant to a Series A Preferred Stock Purchase Agreement and related ancillary agreements. Our investment represented 33.33% of the ownership interest in LearnVector on a fully diluted basis as of the date of the investment.
LearnVector is an AI-native learning company founded and led by Dr. Andrew Ng, who is Coursera’s co-founder and also serves as Chair of our Board, and is therefore considered a related party. In light of Dr. Ng’s relationships with both companies, the Board established a Special Committee of the Board composed solely of directors who the Board determined to be independent and disinterested, and delegated to it the power and authority to evaluate, negotiate, approve or disapprove the investment and the related transaction agreements. The Special Committee unanimously approved the investment and authorized and directed Coursera to execute the investment-related agreements.
As of September 30, 2026, there were no amounts due from or to LearnVector. On October 28, 2026, we entered into a Master Framework Agreement with LearnVector, which establishes a framework for commercial collaborations between the parties, including opportunities to commercialize LearnVector technologies with or through Coursera. Specific projects would be set out in separately negotiated statements of work. The Master Framework Agreement was unanimously approved by the Special Committee.
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
Financial information for each reportable segment was as follows:

	Three Months Ended September 30,
	2026			2025
	Enterprise	Consumer	Consolidated	Enterprise	Consumer	Consolidated
Revenue	$200.9	$175.8	$376.7	$63.9	$130.3	$194.2
Segment content costs	37.5	60.3	97.8	19.4	50.6	70.0
Segment gross profit	$163.4	$115.5	$278.9	$44.5	$79.7	$124.2
Segment gross profit margin	81.3%	65.7%		69.6%	61.2%
Other costs of revenue:
Platform operation, customer support, and maintenance costs			32.4			10.5
Amortization of internal-use software			6.1			4.6
Amortization of intangible assets			19.2			2.5
Stock-based compensation expense			1.1			0.6
Cost of revenue			$156.6			$88.2
Gross profit			$220.1			$106.0
Gross profit margin			58.4%			54.6%

	Nine Months Ended September 30,
	2026			2025
	Enterprise	Consumer	Consolidated	Enterprise	Consumer	Consolidated
Revenue	$407.1	$463.9	$871.0	$189.9	$370.7	$560.6
Segment content costs	85.8	163.4	249.2	57.4	143.3	200.7
Segment gross profit	$321.3	$300.5	$621.8	$132.5	$227.4	$359.9
Segment gross profit margin	78.9%	64.8%		69.8%	61.3%
Other costs of revenue:
Platform operation, customer support, and maintenance costs			67.3			30.3
Amortization of internal-use software			17.1			14.0
Amortization of intangible assets			32.6			7.1
Stock-based compensation expense			2.7			1.9
Cost of revenue			$368.9			$254.0
Gross profit			$502.1			$306.6
Gross profit margin			57.6%			54.7%

Geographic Information
Revenue
The following table summarizes the amount of revenue recognized by region based on the billing address of our customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$159.1	$97.7	$387.9	$287.0
Europe, Middle East, and Africa	98.0	47.5	221.2	136.0
Asia Pacific	81.3	28.6	172.3	79.9
Latin America	26.6	13.5	61.2	37.7
Other	11.7	6.9	28.4	20.0
Total	$376.7	$194.2	$871.0	$560.6
No single country other than the United States represented 10% or more of our total revenue during the three and nine months ended September 30, 2026 and 2025.
Long-lived Assets
The following table presents our long-lived assets, consisting of property, equipment, and software, net of depreciation and amortization, and operating lease right-of-use assets, by geographic region:

	September 30, 2026	December 31, 2025
United States	$61.8	$45.2
Rest of World	5.7	2.7
Total	$67.5	$47.9
15.    MERGER, INTEGRATION, AND RESTRUCTURING RELATED COSTS
Merger, integration, and restructuring related costs consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Merger, integration, and restructuring related costs
Merger and integration related costs(1)	$12.2	$—	$57.2	$—
Merger-related personnel and severance costs(2)	18.6	—	63.4	—
Other restructuring costs(3)	—	—	—	(0.9)
Total merger, integration, and restructuring related costs	$30.8	$—	$120.6	$(0.9)
(1) Merger and integration related costs consist of legal and regulatory fees, transaction costs, and other professional services incurred in connection with the Merger and subsequent integration-related activities.
(2) Merger-related personnel and severance costs consist of personnel-related costs incurred directly as a result of the Merger, including subsequent workforce integration and synergy initiatives. Included in this amount are one-time severance payments and other benefits incurred pursuant to change in control and severance agreements with certain departing personnel, totaling $1.1 million and $9.3 million during the three and nine months ended September 30, 2026. In addition, we incurred $15.8 million of stock-based compensation expense during the nine months ended September 30, 2026 due to accelerated vesting of replacement equity awards upon qualifying terminations. The personnel and stock-based compensation expenses discussed above were contingent on post-combination employment decisions and therefore were accounted for as post-combination compensation. The majority of change in control and severance costs were settled as of June 30, 2026.

In connection with the Merger, the Company also entered into agreements to pay a total of $26.3 million in cash-based retention payments to certain employees, comprised of acquisition-related payments as well as in support of integration efforts related to the Merger. Retention compensation that is contingent on future service is recognized into expense on a straight-line basis over the requisite service period, with various retention periods vesting primarily during the third and fourth quarters of 2026 and an immaterial amount vesting during 2027.
We recognized $4.3 million and $24.0 million of expense and made cash payments of $8.2 million and $18.6 million associated with retention agreements during the three and nine months ended September 30, 2026. Accrued, unpaid retention liabilities as of September 30, 2026, were $5.4 million, and are included within the accrued compensation and benefits caption of the accompanying Condensed Consolidated Balance Sheets.
On July 6, 2026, in connection with the Merger and our integration and synergy plans, we announced a commitment to a workforce reduction plan intended to align our cost structure, operating model, and personnel needs with our business objectives and operational priorities. As a result of this initiative, we recognized restructuring charges of $12.9 million mainly related to personnel expenses, primarily consisting of termination benefits to the impacted employees, including severance payments and healthcare benefits, as well as an immaterial amount of stock-based compensation expense.
The following table summarizes activities related to the restructuring liabilities recorded in accrued compensation and benefits in the accompanying Condensed Consolidated Balance Sheets:

Three and Nine Months Ended September 30, 2026
Beginning balance	$—
Restructuring charges	12.6
Settlements	(11.1)
Ending balance	$1.5
(3) Other restructuring costs consist of costs incurred for restructuring activities that were unrelated to the Merger. During the nine months ended September 30, 2025, we recognized restructuring related charges of $0.7 million, made cash payments of $5.2 million, and recognized a reversal of stock-based compensation of $1.6 million due to the forfeiture of RSUs and stock options, related to our commitment to reduce overall expenses, focus our efforts, and prioritize future investments in key initiatives that we expect will drive long-term, sustainable growth, announced in October 2024.
16. SUBSEQUENT EVENTS
Between October 1, 2026 and November 4, 2026, we repurchased 7.1 million shares of our common stock for $33.6 million, including $0.1 million of commissions, pursuant to the Repurchase Program described in Note 11.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following section discusses financial condition and results of operations of Coursera, Inc. and its subsidiaries (“Coursera,” the “Company,” “we,” “us,” or “our”) and should be read in conjunction with our Condensed Consolidated Financial Statements (Unaudited) and the related notes included in Item 1 of Part I of this report and together with our Consolidated Financial Statements and the related notes and the discussions under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2025 included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 23, 2026 (“Form 10-K”), and amended on April 30, 2026.
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
•our ability to successfully develop, launch, maintain, expand, integrate, and scale new programs, offerings, and features, including artificial intelligence (“AI”) technologies, such as our unified, next-generation platform, code-named Project Helix;
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
•our ability to identify, complete, and realize the expected benefits of strategic investments, acquisitions, and other transactions, and the effects of any such transactions on our business and financial results;
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
We partner with over 100,000 instructors, encompassing expert practitioners and over 425 university and industry partners, to develop and distribute educational content that is modular, flexible, and affordable.
Coursera offers a range of learning products to meet diverse educational and professional development needs, from hands-on labs to build practical skills to industry micro-credentials and accredited degree programs that can advance a career. We continue to invest in platform capabilities to enhance and personalize learning experiences and deliver skills development solutions on a global scale. We are also investing in a unified, next-generation platform, code-named Project Helix, designed to connect trusted content, skills intelligence, and AI-powered learning experiences across our global ecosystem. Recent innovations include generative AI-powered capabilities for tutoring, translation, interactive role play, and course authoring, as well as administrator dashboards that provide insights into workforce skills development to help customers assess readiness and guide learning priorities. These capabilities enable content creators and institutions to deliver targeted learning aligned with evolving workforce needs. Organizations across the public and private sectors use Coursera to upskill and reskill employees, students, and citizens in fields such as generative AI, data science, technology, and business.
Coursera serves individual learners and institutional customers through two operating segments: Enterprise and Consumer. The Enterprise segment engages employers, academic institutions, and government organizations through a direct sales team and reseller partnerships, supported by data-driven insights derived from activity on the Consumer platforms. The Consumer segment focuses on attracting learners through branded content, institutional partnerships, and digital marketing, supported by personalized discovery and localized recommendations. Together, our Enterprise and Consumer segments create connected ecosystems that enable us to serve individuals and organizations throughout their skills development journeys while continuously improving our products through shared data, skills intelligence, and learning insights.
Recent Developments
Transaction with Udemy
On May 11, 2026 (“Closing Date”), we completed the merger (the “Merger”) with Udemy, Inc. (“Udemy”), an online learning platform, pursuant to our previously executed Agreement and Plan of Merger (the “Merger Agreement”). Under the terms of the Merger Agreement, each issued and outstanding share of Udemy common stock was converted into the right to receive 0.800 shares of our common stock. We accounted for the Merger as a business combination, and the financial results of Udemy are included in our Condensed Consolidated Financial Statements (Unaudited) prospectively from the Closing Date. Prior period financial statements have not been recast and do not include the financial results of Udemy. Refer to Note 4, Business Combination, included in Part I, Item 1 of this Form 10-Q for further information.
During the three and nine months ended September 30, 2026, we incurred significant cash and non-cash charges related to the Merger and the integration of Udemy, primarily consisting of transaction and integration costs, as well as personnel and severance costs incurred as a direct result of the Merger. These costs are associated with our efforts to complete the Merger, integrate the businesses, and realize the operational synergies expected from the Merger. Refer to Note 15, Merger, integration, and restructuring related costs, included in Part I, Item 1 of this Form 10-Q for further information.
July 2026 Merger-Related Synergy Initiative
On July 6, 2026, in connection with the Merger and our integration and synergy plans, we announced a commitment to a workforce reduction plan intended to align our cost structure, operating model, and personnel needs with our business objectives and operational priorities. As a result of this initiative, we recognized restructuring charges of $12.9 million mainly related to personnel expenses, primarily consisting of termination benefits to the impacted employees, including severance payments and healthcare benefits, as well as an immaterial amount of stock-based compensation expense. As of September 30, 2026, there were $1.5 million of unpaid liabilities included in the Condensed Consolidated Balance Sheets as accrued compensation and benefits, substantially all of which are expected to be paid during the year ended December 31, 2026.

Strategic Investment
In July 2026, we made a strategic equity investment in LearnVector Inc. (“LearnVector”), purchasing shares of LearnVector’s Series A Preferred Stock for an aggregate purchase price of $100 million, representing 33.33% of the ownership interest in LearnVector on a fully diluted basis as of the date of the investment. LearnVector is an AI-native learning company founded and led by Dr. Andrew Ng, Coursera’s co-founder and Chair of our Board of Directors, and is therefore considered a related party. The investment and the investment agreements were approved by a Special Committee of the Board composed solely of directors whom the Board determined to be independent and disinterested. Refer to Note 13, Related Party Transactions, included in Part I, Item 1 of this Form 10-Q for further information.
Key Financial Results for Third Quarter 2026
•Total revenue was $376.7 million, including $181.8 million relating to the Merger with Udemy, up 94% from $194.2 million a year ago.
•Gross profit was $220.1 million, compared to $106.0 million a year ago. Non-GAAP gross profit was $240.0 million, compared to $108.0 million a year ago.
•Net loss was $(25.6) million, compared to $(8.6) million a year ago. Non-GAAP net income was $57.1 million, compared to $16.7 million a year ago.
•Net loss per share was $(0.10), compared to $(0.05) a year ago. Non-GAAP net income per share was $0.21, compared to $0.10 a year ago.
•Adjusted EBITDA was $61.5 million, compared to $15.6 million a year ago.
•Net cash provided by operating activities was $15.5 million, compared to $33.9 million a year ago.
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
Ability to attract and retain trusted content creators. We believe our reach, scale, and reputation position us as a valuable partner for expert practitioners, leading organizations, and institutional partners seeking to develop and distribute content and credentials to a global audience. To remain a preferred platform for trusted content creators, we continue to invest in growing and engaging our learner base, enhancing the learning and authoring experience through AI-powered product innovations (e.g., tutoring, role play, translations, and course creation capabilities), and providing a suite of academic integrity features to verify skills mastery (e.g., identity verification and anti-plagiarism detection). Additionally, we are focused on providing personalized discovery, career guidance, and recommendations, increasing conversion into paid offerings through efficient marketing, and enhancing data-driven insights and tools for learners, content creators, organizations, and institutions.

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

Results of Operations
The following table summarizes our results of operations, which are not necessarily indicative of results to be expected for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Revenue	$376.7	$194.2	$871.0	$560.6
Cost of revenue(1)	156.6	88.2	368.9	254.0
Gross profit	220.1	106.0	502.1	306.6
Operating expenses:
Research and development(1)	52.1	30.0	127.1	88.8
Sales and marketing(1)	129.5	67.4	302.8	187.8
General and administrative(1)	36.6	24.2	90.5	76.0
Merger, integration, and restructuring related costs(1)	30.8	—	120.6	(0.9)
Total operating expenses	249.0	121.6	641.0	351.7
Loss from operations	(28.9)	(15.6)	(138.9)	(45.1)
Interest income, net	6.8	8.3	21.6	24.1
Other expense, net	(0.9)	(0.5)	(3.1)	(0.1)
Loss before income taxes	(23.0)	(7.8)	(120.4)	(21.1)
Income tax expense	2.6	0.8	6.1	3.1
Net loss	$(25.6)	$(8.6)	$(126.5)	$(24.2)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Cost of revenue	$1.1	$0.6	$2.7	$1.9
Research and development	8.7	8.5	25.5	26.0
Sales and marketing	6.5	5.3	18.1	15.7
General and administrative	6.5	8.6	20.6	29.0
Merger, integration, and restructuring related costs	0.3	—	16.1	(1.6)
Total stock-based compensation expense	$23.1	$23.0	$83.0	$71.0

The following table summarizes our results of operations as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	41.6	45.4	42.4	45.3
Gross profit	58.4	54.6	57.6	54.7
Operating expenses:
Research and development	13.8	15.4	14.6	15.8
Sales and marketing	34.4	34.7	34.8	33.5
General and administrative	9.7	12.5	10.4	13.6
Merger, integration, and restructuring related costs	8.2	—	13.8	(0.2)
Total operating expenses	66.1	62.6	73.6	62.7
Loss from operations	(7.7)	(8.0)	(16.0)	(8.0)
Interest income, net	1.8	4.3	2.5	4.3
Other expense, net	(0.2)	(0.3)	(0.4)	—
Loss before income taxes	(6.1)	(4.0)	(13.9)	(3.7)
Income tax expense	0.7	0.4	0.6	0.6
Net loss	(6.8)%	(4.4)%	(14.5)%	(4.3)%
Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
Impact of the Merger
The comparability of our operating results is impacted by the Merger with Udemy, which closed on May 11, 2026, given the timing of the acquisition and the relative size of the acquired business. We expect the trends and results of operations of the combined company to be materially different than our financial results prior to the Closing Date. When comparing the results of operations for the three and nine months ended September 30, 2026 to the same periods in the prior year, we may provide qualitative or quantitative disclosure about revenue, cost of revenue, and operating expenses contributed by Udemy after the Closing Date, where such disclosure would be meaningful and the impact is separately identifiable.
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in millions, except percentages)
Revenue:
Enterprise	$200.9	$63.9	$137.0	214%	$407.1	$189.9	$217.2	114%
Consumer	175.8	130.3	45.5	35%	463.9	370.7	93.2	25%
Total revenue	$376.7	$194.2	$182.5	94%	$871.0	$560.6	$310.4	55%
Revenue for the three months ended September 30, 2026 was $376.7 million, an increase of $182.5 million, or 94%, compared to $194.2 million for the prior-year quarter. Of this increase, $181.8 million was attributable to the inclusion of Udemy revenue following the completion of the Merger. Excluding the impact of the Merger, revenue increased $0.7 million, or 0.3%, consisting of a $4.2 million increase in Enterprise revenue partially offset by a $3.5 million decrease in Consumer revenue.
Enterprise revenue for the three months ended September 30, 2026 increased by $137.0 million, or 214%, compared to the prior-year quarter. This increase was primarily driven by growth in subscription revenue of $136.2 million, largely due to the inclusion of Udemy revenue.

Consumer revenue for the three months ended September 30, 2026 increased by $45.5 million, or 35%, compared to the prior-year quarter. This growth was primarily driven by a $19.4 million increase in subscription revenue, which was attributable to the inclusion of $18.4 million of Udemy revenue and higher Coursera subscription revenue of $1.0 million. Additionally, transactional and other revenue increased by $28.0 million, largely due to the inclusion of Udemy revenue. These increases were partially offset by a $1.9 million decline in degrees revenue.
Revenue for the nine months ended September 30, 2026 was $871.0 million, an increase of $310.4 million, or 55%, compared to $560.6 million for the nine months ended September 30, 2025. Of this increase, $285.6 million was attributable to the inclusion of Udemy revenue following the completion of the Merger. Excluding the impact of the Merger, revenue increased $24.8 million, or 4.4%, consisting of a $15.0 million increase in Consumer revenue and a $9.8 million increase in Enterprise revenue.
Enterprise revenue for the nine months ended September 30, 2026 increased by $217.2 million, or 114%, compared to the nine months ended September 30, 2025. This increase was primarily driven by growth in subscription revenue of $216.0 million, largely due to the inclusion of Udemy revenue.
Consumer revenue for the nine months ended September 30, 2026 increased by $93.2 million, or 25%, compared to the nine months ended September 30, 2025. This growth was primarily driven by a $51.5 million increase in subscription revenue, which was attributable to the inclusion of $28.1 million of Udemy revenue and higher Coursera subscription revenue of $23.4 million. Additionally, transactional and other revenue increased by $46.4 million, largely due to the inclusion of Udemy revenue. These increases were partially offset by a $4.7 million decline in degrees revenue.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in millions, except percentages)
Cost of revenue	$156.6	$88.2	$68.4	78%	$368.9	$254.0	$114.9	45%
Gross profit	$220.1	$106.0	$114.1	108%	$502.1	$306.6	$195.5	64%
Gross margin	58.4%	54.6%			57.6%	54.7%
Cost of revenue for the three months ended September 30, 2026 was $156.6 million compared to $88.2 million for the prior-year quarter. The primary drivers of the increase in cost of revenue were a $27.8 million increase in content-related costs, a $21.9 million increase in platform operation, customer support, and maintenance costs, and a $16.7 million increase in amortization expense of intangible assets, all of which were primarily attributable to the Merger.
Content costs for the Enterprise segment were $37.5 million and $19.4 million for the three months ended September 30, 2026 and 2025, with content costs as a percentage of revenue of 18.7% and 30.4% for the same periods. Content costs for the Consumer segment were $60.3 million and $50.6 million for the three months ended September 30, 2026 and 2025, with content costs as a percentage of revenue of 34.3% and 38.8% for the same periods. Content costs as a percentage of revenue for both segments decreased due to the impact of the Merger contributing more favorable content economics and a continued shift toward subscription revenue, as well as the introduction of the platform maintenance fee in January 2026.
Gross margin was 58.4% for the three months ended September 30, 2026, an increase from 54.6% for the prior year quarter. The increase in gross margin was driven by lower content cost rates in both our Enterprise and Consumer segments, partially offset by increases in platform operation, customer support, and maintenance costs and amortization expense of intangible assets.
Cost of revenue for the nine months ended September 30, 2026 was $368.9 million compared to $254.0 million for the nine months ended September 30, 2025. The primary drivers of the increase in cost of revenue were a $48.5 million increase in content-related costs, a $37.0 million increase in platform operation, customer support, and maintenance costs, and a $25.5 million increase in amortization expense of intangible assets, all of which were primarily attributable to the Merger.

Content costs for the Enterprise segment were $85.8 million and $57.4 million for the nine months ended September 30, 2026 and 2025, with content costs as a percentage of revenue of 21.1% and 30.2% for the same periods. Content costs for the Consumer segment were $163.4 million and $143.3 million for the nine months ended September 30, 2026 and 2025, with content costs as a percentage of revenue of 35.2% and 38.7% for the same periods. Content costs as a percentage of revenue for both segments decreased due to the impact of the Merger contributing more favorable content economics and a continued shift toward subscription revenue, as well as the introduction of the platform maintenance fee in January 2026.
Gross margin was 57.6% for the nine months ended September 30, 2026, an increase from 54.7% for the nine months ended September 30, 2025. The increase in gross margin was driven by lower content cost rates in both our Enterprise and Consumer segments, partially offset by increases in platform operation, customer support, and maintenance costs and amortization expense of intangible assets.
Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in millions, except percentages)
Operating expenses:
Research and development	$52.1	$30.0	$22.1	74%	$127.1	$88.8	$38.3	43%
Sales and marketing	129.5	67.4	62.1	92%	302.8	187.8	115.0	61%
General and administrative	36.6	24.2	12.4	51%	90.5	76.0	14.5	19%
Merger, integration, and restructuring related costs	30.8	—	30.8	nm	120.6	(0.9)	121.5	nm
Total operating expenses	$249.0	$121.6	$127.4	105%	$641.0	$351.7	$289.3	82%
nm - not meaningful
Total operating expenses for the three and nine months ended September 30, 2026 were $249.0 million and $641.0 million compared to $121.6 million and $351.7 million for the three and nine months ended September 30, 2025.
Research and development expenses for the three months ended September 30, 2026 were $52.1 million compared to $30.0 million for the prior-year quarter. The increase was primarily due to a $13.4 million increase in personnel-related expenses, a $6.9 million increase in software subscription and allocated expenses, and a $0.9 million increase in consulting and professional service expenses, all of which were primarily attributable to the Merger.
Research and development expenses for the nine months ended September 30, 2026 were $127.1 million compared to $88.8 million for the nine months ended September 30, 2025. The increase was primarily due to a $22.9 million increase in personnel-related expenses, which was primarily attributable to the Merger, a $13.3 million increase in software subscription and allocated expenses, and a $1.4 million increase in consulting and professional service expenses.
Sales and marketing expenses for the three months ended September 30, 2026 were $129.5 million compared to $67.4 million for the prior-year quarter. The increase was primarily due to a $21.2 million increase in marketing and advertising expenses, a $17.6 million increase in personnel-related expenses, an $8.1 million increase in amortization of acquired intangible assets, a $7.3 million increase in software subscription and allocated expenses, a $3.0 million increase in consulting and professional services, a $2.8 million increase in amortization of deferred contract costs, and a $1.2 million increase in stock-based compensation expense, all of which were primarily attributable to the Merger.

Sales and marketing expenses for the nine months ended September 30, 2026 were $302.8 million compared to $187.8 million for the nine months ended September 30, 2025. The increase was primarily due to a $45.9 million increase in marketing and advertising expenses, partially attributable to the Merger, a $33.3 million increase in personnel-related expenses, a $12.8 million increase in amortization of acquired intangible assets, a $12.1 million increase in software subscription and allocated expenses, a $4.8 million increase in consulting and professional services, a $3.0 million increase in amortization of deferred contract costs, and a $2.4 million increase in stock-based compensation expense, all of which were primarily attributable to the Merger.
General and administrative expenses for the three months ended September 30, 2026 were $36.6 million compared to $24.2 million for the prior-year quarter. The increase was primarily driven by the Merger, including a $4.2 million increase in personnel-related expenses, a $3.5 million increase in consulting and professional services, a $2.5 million increase in software subscription and allocated expenses, and a $0.6 million increase in charges to the credit losses reserve. Additionally, there was a $1.3 million increase related to business taxes and other tax reserves, as well as a $1.4 million increase in other non-recurring legal and regulatory matters. These increases were partially offset by a $2.1 million decrease related to stock-based compensation expense.
General and administrative expenses for the nine months ended September 30, 2026 were $90.5 million compared to $76.0 million for the nine months ended September 30, 2025. The increase was primarily driven by the Merger, including a $8.1 million increase in personnel-related expenses, a $4.9 million increase in consulting and professional services, a $3.6 million increase software subscription and allocated expenses, and a $0.8 million increase in charges to the credit losses reserve. Additionally, there was a $3.0 million increase related to business taxes and other tax reserves, as well as a $0.9 million increase in other non-recurring legal and regulatory matters. These increases were partially offset by a decrease of $8.4 million in stock-based compensation expense partially related to our former CEO’s leadership transition in the nine months ended September 30, 2025.
Merger, integration, and restructuring related costs were $30.8 million and $120.6 million for the three and nine months ended September 30, 2026, primarily consisting of legal and regulatory fees, transaction costs, other professional services, and personnel and severance costs that were incurred directly as a result of the Merger. For the three and nine months ended September 30, 2025, merger, integration, and restructuring related costs were zero and $(0.9) million, relating to our restructuring initiative originally announced in October 2024. Refer to Note 15, Merger, integration, and restructuring related costs, included in Part I, Item 1 of this Form 10-Q for further information.
Other Income (Expense)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in millions, except percentages)
Interest income, net	$6.8	$8.3	$(1.5)	(18)%	$21.6	$24.1	$(2.5)	(10)%
Other expense, net	(0.9)	(0.5)	(0.4)	nm	(3.1)	(0.1)	(3.0)	nm
Total other income, net	$5.9	$7.8	$(1.9)	(24)%	$18.5	$24.0	$(5.5)	(23)%
nm - not meaningful
Total other income, net for the three and nine months ended September 30, 2026 was primarily comprised of interest income earned on cash, cash equivalents, and marketable securities. Total other income, net decreased during the three and nine months ended September 30, 2026 compared to the corresponding periods in 2025, primarily due to higher interest expense related to indirect tax reserves and lower interest income earned on our invested cash, cash equivalents, and marketable securities balances due to lower average interest rates. Other expense, net for the three and nine months ended September 30, 2026 consisted primarily of foreign exchange gains and losses.

Income Tax Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in millions, except percentages)
Income tax expense	$2.6	$0.8	$1.8	225%	$6.1	$3.1	$3.0	97%
Income tax expense for the three and nine months ended September 30, 2026 and 2025 was primarily related to state and foreign taxes.
Liquidity and Capital Resources
Overview
As of September 30, 2026, our principal source of liquidity was unrestricted cash, cash equivalents, and marketable securities totaling $775.5 million.
Since our inception, we have financed our operations primarily through proceeds from the issuance of redeemable convertible preferred stock, our initial public offering completed in April 2021, and cash generated from business operations. Our principal uses of cash in the three and nine months ended September 30, 2026 and 2025 include the funding of our business operations, merger and integration related costs, purchases of strategic investments, investments in our internal-use software, purchases of content assets, and repurchases of our common stock, as discussed below.
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
Contractual Obligations and Commitments
Except as discussed in Note 7, Leases, and Note 10, Commitments and Contingencies, included in Part I, Item 1 of this Form 10-Q, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the three and nine months ended September 30, 2026 as compared to those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in our Form 10-K.
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
During the three months ended September 30, 2026, we repurchased an aggregate of 18.1 million shares of our common stock for $101.6 million pursuant to a Rule 10b5-1 plan, including $0.3 million of commissions. During the nine months ended September 30, 2026, we repurchased an aggregate of 34.6 million shares of our common stock for $191.9 million, including $0.5 million of commissions. As of September 30, 2026, we had $308.6 million remaining under the Repurchase Program.

Between October 1, 2026 and November 4, 2026, we repurchased 7.1 million shares of our common stock for $33.6 million, including $0.1 million of commissions. To date, we have utilized our existing cash and cash equivalents to fund repurchases under the Repurchase Program.
Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2026	2025
	(in millions)
Net cash provided by operating activities	$10.3	$102.9
Net cash provided by (used in) investing activities	82.9	(22.4)
Net cash used in financing activities	(213.1)	(10.4)
Effect of foreign exchange rates on cash flows	(0.4)	—
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(120.3)	$70.1
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
For the nine months ended September 30, 2026, net cash provided by operating activities was $10.3 million, primarily resulting from a net loss of $126.5 million adjusted for non-cash charges of $152.1 million and (i) a decrease in accounts receivable, (ii) an increase in accounts payable and accrued expenses, and (iii) an increase in accrued compensation and other liabilities, partially offset by (iv) a decrease in deferred revenue, and (v) an increase in prepaid expenses and other assets.
For the nine months ended September 30, 2025, net cash provided by operating activities was $102.9 million, primarily resulting from improved operating leverage and working capital driven by (i) deferred revenue growth and (ii) an increase in accounts payable and accrued expenses resulting from invoice and payment timing.
Cash provided by operating activities decreased by $92.6 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to cash payments of merger and integration related costs of $56.9 million and cash payments of merger-related personnel and severance costs of $39.1 million made during the nine months ended September 30, 2026, as well as a decrease in deferred revenue, primarily as a result of billing timing, and an increase in outflows from prepaid expenses and other assets.
Investing Activities
For the nine months ended September 30, 2026, net cash provided by investing activities was $82.9 million, due to (i) cash acquired as part of the Merger and (ii) proceeds from maturities of marketable securities, partially offset by (iii) purchases of strategic investments, (iv) purchases of marketable securities, (v) capitalized internal-use software costs, and (vi) purchases of content assets.
For the nine months ended September 30, 2025, net cash used in investing activities was $22.4 million, due to (i) capitalized internal-use software costs, (ii) purchases of content assets, and (iii) purchases of property, equipment, and software.

Financing Activities
For the nine months ended September 30, 2026, net cash used in financing activities was $213.1 million, due to (i) payments for repurchases of common stock under the Repurchase Program and (ii) payments for tax withholding on vesting of RSUs, partially offset by (iii) proceeds from our employee stock purchase plan, and (iv) proceeds from the exercise of stock options.
For the nine months ended September 30, 2025, net cash used in financing activities was $10.4 million, due to (i) payments for tax withholdings on vesting of RSUs, partially offset by (ii) proceeds from the exercise of stock options, and (iii) proceeds from our employee stock purchase plan.
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
Key Business Metrics
In connection with our Merger with Udemy, we have elected to discontinue reporting certain historical business metrics and introduced a new metric that we believe serves as a clearer indicator of the growth of our business and a better reflection of future revenue trends. We introduced Paid Subscribers as a key business metric to provide investors with additional insight into Consumer subscription trends, and we no longer disclose New and Total Registered Learners since the second quarter of 2026.
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
For the nine months ended September 30, 2026, approximately 95% of Enterprise revenue was generated from our Enterprise Customers. We believe that the number of Enterprise Customers and our ability to increase this number is an important indicator of the growth of our Enterprise segment and future Enterprise segment revenue trends.

	September 30,
	2026	2025
Enterprise Customers(1)	11,897	12,338
YoY change	(4)%
(1) On a standalone basis, Coursera reported 1,724 Paid Enterprise Customers and Udemy reported 17,111 Udemy Business Customers as of September 30, 2025. These legacy as-reported figures were calculated using each respective company’s pre-merger definitions and reporting methodology as reported in their respective Quarterly Reports on Form 10-Q for the quarter ended September 30, 2025, and are provided solely for historical reference.
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
Our Net Retention Rate for Enterprise Customers was 93% for the three months ended September 30, 2026 and 2025, as customer attrition for business customers was offset by the expansion of government customers. Our Net Retention Rate for Enterprise Customers is expected to fluctuate in future periods due to a number of factors, including the growth of our revenue base, the penetration within our Enterprise Customer base, expansion of products and features, and our ability to retain and expand our Enterprise Customers.

	Three Months Ended September 30,
	2026	2025
Net Retention Rate for Enterprise Customers(2)	93%	93%
YoY change	—%
(2) On a standalone basis for three months ended September 30, 2025, Coursera reported Net Retention Rate of 89% and Udemy reported Net Dollar Retention Rate of 93%. These legacy as-reported figures were calculated using each respective company’s pre-merger definitions and reporting methodology as reported in their respective Quarterly Reports on Form 10-Q for the quarter ended September 30, 2025, and are provided solely for historical reference.
Paid Subscribers
Paid Subscriber count is defined as the total number of unique subscribers with at least one paid Consumer subscription product that contributes to revenue as of the reporting period. For purposes of determining unique subscriber count, subscribers with multiple paid subscriptions are counted as a single Paid Subscriber.

	September 30,
	2026	2025
	(in thousands, except percentages)
Paid Subscribers	1,687	1,299
YoY growth	30%

Segment Revenue
We generate revenue from two reportable segments: Enterprise and Consumer.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions, except percentages)
Enterprise revenue	$200.9	$63.9	$407.1	$189.9
YoY growth	214%		114%
Consumer revenue	$175.8	$130.3	$463.9	$370.7
YoY growth	35%		25%
Total revenue	$376.7	$194.2	$871.0	$560.6
YoY growth	94%		55%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions, except percentages)
Enterprise gross profit	$163.4	$44.5	$321.3	$132.5
Enterprise segment gross margin %	81.3%	69.6%	78.9%	69.8%
Consumer gross profit	$115.5	$79.7	$300.5	$227.4
Consumer segment gross margin %	65.7%	61.2%	64.8%	61.3%
Enterprise segment gross margin increased to 81.3% and 78.9% for the three and nine months ended September 30, 2026 compared to 69.6% and 69.8% when comparing the same periods. Consumer segment gross margin increased to 65.7% and 64.8% for the three and nine months ended September 30, 2026 up from 61.2% and 61.3% for the three and nine months ended September 30, 2025. The improvements in gross margin were primarily the result of lower content cost rates in both our Enterprise and Consumer segments for the three and nine months ended September 30, 2026, due to the impact of the Merger contributing more favorable content economics and a continued shift toward subscription revenue, as well as the introduction of the platform maintenance fee in January 2026.
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

The following tables provide a reconciliation of GAAP gross profit and GAAP net loss, the most directly comparable GAAP financial measure, to non-GAAP gross profit and non-GAAP net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Gross profit	$220.1	$106.0	$502.1	$306.6
Amortization of acquired intangible assets	17.0	—	26.5	—
Stock-based compensation expense	1.1	0.6	2.7	1.9
Amortization of stock-based compensation capitalized as internal-use software costs	1.8	1.4	5.2	4.3
Payroll tax expense related to stock-based compensation	—	—	0.1	—
Non-GAAP gross profit	$240.0	$108.0	$536.6	$312.8

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions, except per share amounts)
Net loss	$(25.6)	$(8.6)	$(126.5)	$(24.2)
Merger, integration, and restructuring related costs	30.8	—	120.6	(0.9)
Stock-based compensation expense	22.8	23.0	66.9	72.6
Amortization of acquired intangible assets	25.1	—	39.2	—
Amortization of stock-based compensation capitalized as internal-use software costs	1.8	1.4	5.2	4.3
Payroll tax expense related to stock-based compensation	0.7	0.8	2.1	2.4
Significant and non-recurring legal and regulatory matters	1.5	0.1	2.4	1.5
Non-GAAP net income	$57.1	$16.7	$109.9	$55.7
Weighted-average shares used in computing net loss per share—basic	264.7	164.6	222.6	162.6
Effect of dilutive securities	2.8	7.9	5.2	6.1
Weighted-average shares used in computing non-GAAP net income per share—diluted	267.5	172.5	227.8	168.7
Net loss per share—basic and diluted	$(0.10)	$(0.05)	$(0.57)	$(0.15)
Non-GAAP net income per share—diluted	$0.21	$0.10	$0.48	$0.33
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA Margin are key measures used by our management to help us analyze our financial results, establish budgets and operational goals for managing our business, evaluate our performance, and make strategic decisions.
We define Adjusted EBITDA as our GAAP net loss excluding: (i) merger, integration, and restructuring related costs; (ii) stock-based compensation expense; (iii) depreciation and amortization; (iv) income tax expense; (v) other expense, net; (vi) payroll tax expense related to stock-based compensation; (vii) costs and settlement (gains) losses related to significant and non-recurring legal and regulatory matters, net of insurance recoveries; and (viii) interest income, net. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue.

The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions, except percentages)
Net loss	$(25.6)	$(8.6)	$(126.5)	$(24.2)
Merger, integration, and restructuring related costs	30.8	—	120.6	(0.9)
Stock-based compensation expense	22.8	23.0	66.9	72.6
Depreciation and amortization	34.6	7.3	64.6	21.8
Income tax expense	2.6	0.8	6.1	3.1
Other expense, net	0.9	0.5	3.1	0.1
Payroll tax expense related to stock-based compensation	0.7	0.8	2.1	2.4
Significant and non-recurring legal and regulatory matters	1.5	0.1	2.4	1.5
Interest income, net	(6.8)	(8.3)	(21.6)	(24.1)
Adjusted EBITDA	$61.5	$15.6	$117.7	$52.3
Net loss margin	(6.8)%	(4.4)%	(14.5)%	(4.3)%
Adjusted EBITDA Margin	16.3%	8.0%	13.5%	9.3%
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
The following table provides a reconciliation of net cash provided by operating activities, the most directly comparable GAAP financial measure, to Free Cash Flow:

	Nine Months Ended September 30,
	2026	2025
	(in millions)
Net cash provided by operating activities(1)	$10.3	$102.9
Less: capitalized internal-use software costs	(20.8)	(13.3)
Less: purchases of content assets	(13.7)	(8.0)
Less: purchases of property, equipment, and software	(0.8)	(1.1)
Free Cash Flow	$(25.0)	$80.5
(1) Net cash provided by operating activities includes cash payments of merger and integration related costs of $56.9 million and cash payments of merger-related personnel and severance costs of $39.1 million made during the nine months ended September 30, 2026. The nine months ended September 30, 2025 include $5.2 million in cash payments of other restructuring costs.

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
Goodwill Impairment Assessment
We evaluate goodwill for impairment on an annual basis, during the fourth quarter, or whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. The fourth quarter of the fiscal year ending December 31, 2026, will be the first time goodwill will be tested for impairment following the Merger. When a quantitative assessment is required, this assessment requires the use of accounting estimates that require consideration of forecasted financial information to determine the fair value of our reporting units. These estimates include the use of discounted cash flow models under the income approach, and market data of comparable guideline companies under the market approach. Significant judgment is involved in performing these estimates.

Subsequent to September 30, 2026 and through the date of filing, we experienced a decline in our market capitalization as a result of the decline in our stock price. Should this decline continue or not reverse, we would incorporate this as a consideration in the goodwill impairment test performed during the fourth quarter of 2026. If our fourth quarter impairment test indicates that a reporting unit’s carrying amount exceeds its fair value, we would recognize a non-cash goodwill impairment charge. Such a charge could be material to our results of operations and financial position, although it would not affect our cash flows.
As of September 30, 2026, the aggregate carrying value of goodwill is $182.7 million, with $113.9 million assigned to our Enterprise reporting unit, and $68.8 million assigned to our Consumer reporting unit.

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
A hypothetical 100 basis point increase or decrease in interest rates as of September 30, 2026 would not have a material impact on the fair value of our portfolio, and such impact would only be realized if we sold the investments prior to their maturities. Based on our invested cash equivalents and marketable securities balance as of September 30, 2026, a hypothetical 100 basis point change in interest rates would result in a $6.8 million increase or decrease in interest income on an annualized basis.
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
We have not entered into any foreign currency hedging arrangements or other derivative instruments to manage this risk, although we may choose to do so in the future. A hypothetical 10% increase or decrease in average foreign exchange rates relative to the U.S. dollar would not have resulted in a material impact on our loss before income taxes in our Condensed Consolidated Financial Statements (Unaudited) for the nine months ended September 30, 2026 and 2025.
Convertible Note Investment
We hold a convertible note investment with a private company, with an estimated fair market value of $8.5 million as of September 30, 2026. We have elected to account for the investment under the fair value option. The determination of the fair market value of the investment is based on a variety of market-related risks, including but not limited to interest rates and volatility in equity markets, that could impact the carrying value of our investments.

Strategic Investments
We hold equity investments in privately held companies without readily determinable fair values, with a carrying value of $101.5 million as of September 30, 2026, of which $100.0 million relates to our LearnVector investment. We account for these investments under the measurement alternative, at cost less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. The carrying value of these investments is subject to a variety of market-related risks, including but not limited to observable transactions at lower valuations, adverse changes in an investee’s performance or in market conditions, and an investee’s inability to obtain financing, that could result in impairments or downward adjustments and adversely affect our results. A decline in the value of our LearnVector investment could have a significant effect on our results.
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
Changes in Internal Control over Financial Reporting
As part of our ongoing evaluation of internal controls over financial reporting, we are reviewing the internal controls in connection with our Merger with Udemy and are making appropriate changes as we deem necessary. Other than this review of our controls in connection with the Merger, there were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•the potential for goodwill impairment charges, including in light of recent declines in our stock price and market capitalization;

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
•any changes to the validation or applicability of the United States (“U.S.”) Department of Education guidance, on which our degree programs rely;
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
Key challenges to a successful integration include, but are not limited to, the following:
•The anticipated cost savings and synergies from the Merger are based on assumptions that may prove inaccurate. We may fail to identify all available cost-saving opportunities, or the synergies we have identified may take longer to capture, cost more to implement, or deliver less savings than projected. In some cases, achieving cost synergies may require upfront investment, restructuring charges, or headcount reductions that offset part of the expected benefit, such as the workforce reduction initiative announced in July 2026 (refer to Note 15, Merger, integration, and restructuring related costs, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q). If the assumptions underlying our synergy estimates are wrong, or if we are unable to execute on identified opportunities, the Merger may not deliver the financial benefits that we expect, or in the anticipated timeframe. Furthermore, we have recorded a significant amount of goodwill and other intangible assets as a result of the Merger. If we fail to realize its anticipated benefits, we may be required to test these assets for impairment, which could result in a material non-cash charge to our earnings.

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
•The Udemy content creation engine relies on over 100,000 instructors who develop their own content and set their own marketplace pricing. Any changes to revenue-sharing terms or platform policies as a result of integration could cause these content creators to reduce their activity or move to competing platforms, which would reduce the breadth of our offerings.
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
Our future success depends on our ability to adapt and enhance our platforms. To attract new learners, customers, and content creators and increase revenue from our existing base, we must continuously enhance and improve our offerings to meet evolving market demands at competitive price points. Such efforts require adding new functionality and responding to technological advancements, which may significantly increase our research and development as well as sales and marketing expenditures, including our efforts to develop a unified, next generation platform, code-named Project Helix. If we are unable to develop educational content that addresses learners’ and customers’ needs, or enhance and improve our platforms in a timely manner, or if we fail to provide adequate safeguards and quality assurance related to the use of new technological advancements, market adoption of our platforms may decline. Furthermore, some of our competitors possess substantially greater financial, technical and research and development resources,or may be acquired by larger enterprises capable of directing greater resources to research and development. If we cannot maintain adequate research and development resources or compete effectively against competitor innovation, our business could be harmed.
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
We incurred net losses of $25.6 million and $8.6 million in the three months ended September 30, 2026 and 2025, and we had an accumulated deficit of $1,037.7 million as of September 30, 2026. We may not achieve profitability in the future, and even if we do, we may not be able to maintain or increase our level of profitability.
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
Certain expenditures, including those to expand our course offerings and the robustness of our platforms, grow our learner and customer base, expand our sales and marketing efforts, and improve and scale our technology and operations, may make it more difficult for us to achieve and maintain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to grow our revenue enough to offset our expenses. Restructuring and expense reduction initiatives, including the workforce reduction initiative announced in July 2026 (refer to Note 15, Merger, integration, and restructuring related costs, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q), could negatively impact our business, our growth, and our operational performance if they do not achieve or sustain the targeted benefits, the benefits are not adequate to meet our long-term profitability and operational expectations, costs are materially higher than expected, management’s attention is diverted, employee attrition is beyond our intended reduction in force or in key roles, we experience lower employee morale, or our reputation as an employer is damaged harming our ability to retain and attract talent. As a result, we can provide no assurance as to whether or when we will achieve profitability. If we are not able to achieve and maintain profitability, the value of our company and our stock price could decline significantly, and you could lose some or all of your investment.
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

Competition from established companies, AI providers, and new entrants could divert content creators from our platform, create downward pressure on our pricing, reduce our market share, and reduce our revenue.
The ecosystem for global learning, including online education and broader skills development, is highly fragmented and rapidly evolving. We compete with online learning platforms, enterprise learning and talent management providers, online program managers, and large technology companies. We also compete with free and open educational resources, in-person learning, and online programs that universities and employers build in-house. Providers of generative AI tools, including large language models, increasingly offer education features such as self-paced learning, custom course creation, on-demand tutoring, and summaries of educational materials. Learners and customers may choose these alternatives over our paid offerings. We expect alternative modes of learning to continue to accelerate as existing players and new entrants in this industry introduce new and more competitive products, enhancements, and bundles.
Participants in the global learning ecosystem include, but are not limited to: 2U, Inc., including through its subsidiary edX Inc.; Accenture plc, including through its subsidiaries Udacity and Accenture LearnVantage; Alison (Capernaum Limited); Anthropic, including Claude; Cornerstone OnDemand, Inc.; DataCamp, Inc.; Degreed, Inc.; Docebo, Inc.; Eruditus Learning Solutions Pte. Ltd.; Global University Systems (dba FutureLearn); Go1 Pty Limited; Google LLC, including through YouTube, Gemini, Google Workspace for Education and NotebookLM; Great Learning PTE Ltd.; Khan Academy, Inc.; Microsoft Corporation, through LinkedIn Learning, Microsoft learn, and Microsoft Copilot; Noodle Partners, Inc.; OpenAI OpCo, LLC; OpenSesame Inc.; O’Reilly Media, Inc.; Pearson plc.; Pluralsight, Inc.; Risepoint (formerly known as Academic Partnerships); Simplilearn; Skillshare, Inc.; Skillsoft Corp.; Study.com, LLC; upGrad Education Private Limited; The Wikimedia Foundation, Inc.; Workday, Inc., including Workday Learning and Sana; in-person learning; internal online degree platforms developed in-house by universities; and providers of large language models, such as Anthropic and OpenAI.
Some of our current and potential competitors have significantly greater resources than we do. Competition may intensify as competitors raise capital, as established companies expand into our market segments and geographies, and as AI lowers barriers to entry. Competitors may also attract our content creators to their platforms, which could reduce the content those creators produce for ours.
Our ability to compete depends on many factors, including:
•the availability or development of alternative online education services that are, or are perceived to be, more compelling than ours;
•pricing policies and terms, both ours and our competitors';
•our ability to adapt to new technologies and changing requirements of our learners, customers, and content creators;
•learner and customer acquisition and retention costs;
•competitors' relationships with businesses, government organizations, academic institutions, and other organizations; and
•industry consolidation and the number and pace of new entrants.
Increased competition could lower the prices learners and customers will pay. It could raise the amounts our content creators charge us, make it harder to recruit and keep content creators, and reduce our market share. If we cannot compete successfully, our revenue, operating results, and ability to grow and achieve profitability could suffer.

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
We may choose to expand our business by making acquisitions that could be material. To date, we have only completed a limited number of acquisitions, and our ability as an organization to successfully identify, evaluate, acquire, and integrate technologies or businesses is unproven and limited. Acquisitions involve many risks, including the following:
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
We have made, and may continue to make, investments in private companies. A decline in the value of these investments could harm our results of operations and financial condition.
We make strategic investments in private companies from time to time. For example, in July 2026, we made a $100 million strategic equity investment in LearnVector, a privately-held AI-native learning company founded and led by Dr. Ng, our co-founder and Chairman of our Board, receiving in exchange a 33.33% ownership interest in LearnVector on a fully diluted basis as of the date of the investment. These investments carry risks, including:
•Financial Risk and Impairment. Private company investments are illiquid and valued using unobservable inputs. If an investment's value declines below its carrying amount, and the decline is other than temporary, we must record an impairment charge. An impairment charge, particularly a charge relating to the LearnVector investment, could materially harm our results of operations.
•Failure to Realize Strategic Benefits. We may make some investments in companies that are developing technologies that could provide future strategic benefits, including technological or commercial benefits, to our business. We may not realize these benefits. An investee may fail, or its strategy may diverge from ours, even if the investment does not lose value.
•High-Risk Company Profiles. Many of the companies we invest in are early-stage companies. They may have limited cash, unproven products, and unaudited financial statements. These traits increase the risk that we lose some or all of our investment.
•Limited Ability to Exit. We typically can readily sell these investments only in connection with a liquidity event, such as an initial public offering or an acquisition. These events may never occur, or may occur on terms that do not let us recover our investment.
Our directors may encounter conflicts of interest involving us and other organizations with which they may be affiliated, including matters that involve corporate opportunities.
Some of our directors are, or may in the future become, affiliated with other entities, including venture capital or private equity funds or businesses that may complement or compete with ours. Our directors and officers may also learn of investments, business opportunities, or information that would suit both us and other entities to which they owe fiduciary duties. As a result, they may face actual or perceived conflicts of interest in deciding which entity receives an opportunity or information. For example, a portfolio company of a director-affiliated venture fund could become our competitor or a potential strategic partner. Our growth strategy includes acquisitions, so a director-affiliated entity could also become an acquisition target or a competing bidder. If a director or officer directs an opportunity or information elsewhere, our ability to carry out our business plan and compete could suffer. Our directors also are not required to devote their time exclusively to our business, and they may face conflicts in dividing their time between us and other entities.
Transactions with director-affiliated entities may create further actual or perceived conflicts of interest. These include questions about whether we got terms as favorable as those available from an unaffiliated third party in an arm’s-length negotiation. For instance, Dr. Ng, one of our co-founders and Chairman of our board of directors, owns DeepLearning.AI Corp., a developer of educational content relating to AI that offers courses through our platform. Although our content sourcing agreement with DeepLearning.AI Corp. was entered into in the ordinary course of business and subject to standard commercial terms, there may nonetheless be a perception of a conflict of interest. In addition, in July 2026, we made a strategic equity Investment in LearnVector, a privately-held AI-native learning company founded and led by Dr. Ng. In light of Dr. Ng’s affiliations with Coursera and LearnVector, our board established a special committee composed solely of directors that the board determined to be independent and disinterested, to evaluate the investment. The special committee unanimously approved the investment in LearnVector. Despite such measures, transactions with director-affiliated entities can attract heightened investor scrutiny, which could adversely affect our business and reputation.

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
In addition, any changes to our organizational or compensation structure or our workplace culture may be negatively perceived by current or prospective employees and may result in attrition or cause difficulty in the recruiting process. We may periodically implement business strategies that impact our employees, including changes to our organizational structure or workforce adjustments. Workforce reductions or restructurings, such as the workforce reduction initiative announced in July 2026 (refer to Note 15, Merger, integration, and restructuring related costs, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q), could have an adverse effect on our business, including lowering employee morale, harming our reputation as an employer, making it difficult to retain and attract talent, losing key employees targeted for retention, and hindering our ability to meet operational targets due to loss of key employees. To the extent that our compensation and benefits programs are not viewed as competitive, our workplace culture does not resonate, or changes in our workforce or other initiatives are not viewed favorably, our ability to attract, retain, and motivate employees can be weakened, which could harm our operating results.

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
Additionally, the vast majority of our U.S.-based university partners participate in the federal student financial assistance programs under Title IV of the Higher Education Act of 1965, as amended (“Title IV”), and are subject to extensive regulation by the DOE, as well as various state agencies, licensing boards, and accrediting agencies. To participate in the Title IV programs, an institution must receive and maintain authorization by the appropriate state education agencies, be accredited by a DOE-recognized accrediting agency, and be certified by the DOE as an eligible institution.
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
Our revenue-sharing arrangements with university partners rely on Department of Education guidance that is not codified in statute or regulation. If the guidance changes, or if regulators or courts find that our arrangements do not comply with it, we could lose revenue and need to restructure our degree business.
Most of our U.S. university partners, and some of our non-U.S. university partners, participate in federal student aid programs under Title IV. As a condition of participating, each institution agrees not to pay any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in student recruiting or admissions. We refer to this as the incentive compensation rule.
However, in March 2011, the DOE issued Dear Colleague Letter GEN-11-05 (the “DCL”), which allows an institution to share tuition with a third party that provides a bundle of services, including recruitment. This is known as the bundled services exception. We structure our degree program arrangements with Title IV-participating university partners to fit within this exception.
The DCL and the incentive compensation rules are ambiguous. DOE, a court, or a private whistleblower suing under the federal False Claims Act, could disagree with our interpretation. If our arrangements are determined not to qualify for the bundled services exception, we could be unable to collect revenue share that our university partners owe us, be required to refund amounts our university partners previously paid, and lose existing university partners or fail to attract new ones. Even unfounded claims could harm our reputation and cause us to incur significant defense costs.
The bundled services exceptions could also change. Because it exists only in agency guidance, DOE could revise or rescind it without prior notice or the formal procedures required for agency rulemaking. In addition, the U.S. Supreme Court held in Loper Bright Enterprises v. Raimondo (2024) that courts may no longer defer to an agency’s interpretation of an ambiguous statute. A court could therefore read the statutory ban on incentive compensation on its own terms and conclude that tuition revenue sharing violates it, whatever the DCL says. DOE is also restructuring. It has reduced its workforce and moved some functions to other federal agencies through interagency agreements, including an agreement for the Department of the Treasury to review federal student aid functions that govern institutional eligibility, oversight, and enforcement. We cannot predict how these changes will affect the interpretation or enforcement of the DCL.
If Congress, DOE, or a court revises, rescinds, or invalidates the bundled services exception, we may need to:
•replace revenue sharing with fee-for-service or other pricing models;
•renegotiate our university degree agreements; or
•change our degree offerings.
Any of these outcomes could reduce our revenue and harm our business and results of operations.

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
If our employees or agents make misleading statements about our university partners' programs, we could lose partner agreements, face potential fines, and owe indemnification costs.
Our contracts with U.S.-based university partners require us to comply with DOE regulations and similar state rules that govern how we market degree programs. These include the DOE's misrepresentation rule, which broadly prohibits institutions, and the companies they contract with, from making false or misleading statements about a university's programs, financial charges, or graduate employability. Because we market degree programs for our university programs, we must follow this rule. If our employees or agents violate it, the partner could face DOE sanctions, and we could face:
•termination of our partner agreement;
•potential fines, penalties, injunctions, or other adverse government actions (if we are found to be a “third party servicer” under DOE regulations);
•obligations to indemnify the partner against private claims or government investigations; and
•harm to our reputation with learners and current and prospective partners.
Any of these outcomes could have a material adverse effects on our business, financial condition, and results of operations.
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

We rely on statutory and common-law frameworks and defenses, including the Digital Millennium Copyright Act of 1998 (“DMCA”), the Communications Decency Act of 1996 (“CDA”), and the fair-use doctrine in the U.S., as well as the Digital Services Act (“DSA”), the Digital Markets Act (“DMA”), and Article 17 of the EU Directive on Copyright in the Digital Single Market. However, differences between statutes, limitations on immunity, and evolving requirements in various jurisdictions may affect our ability to rely on these frameworks. Section 230 of the CDA, which provides certain legal protections to online platforms, has faced increasing litigation challenges and legislative proposals that may impact its scope. New regulatory regimes in the U.S., EU, and other jurisdictions may also increase potential liability for information or content available on our platforms, or impose additional obligations to monitor such information or content, which could increase our costs.
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
We have recorded goodwill related to the closing of our Merger with Udemy, and a significant portion of the purchase price of any companies we acquire in the future may be allocated to acquired goodwill and other intangible assets. As of September 30, 2026, we had $182.7 million of goodwill, of which $113.9 million was assigned to our Enterprise reporting unit and $68.8 million to our Consumer reporting unit. Under accounting principles generally accepted in the United States, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value of our intangible assets may not be recoverable. Goodwill is required to be tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the assets are impaired. Such triggering events potentially warranting an annual or interim goodwill impairment assessment include, among other factors, declines in historical or projected revenue, operating income or cash flows, and sustained decreases in our stock price or market capitalization. If our acquisitions do not yield expected returns, our stock price declines or any other adverse change in market conditions occurs, a change to the estimation of fair value could result.
Subsequent to September 30, 2026 and through the date of this filing, our stock price and market capitalization have declined. We did not identify any events or changes in circumstances requiring an interim goodwill impairment test during the nine months ended September 30, 2026. We will perform our annual goodwill impairment test during the fourth quarter of 2026, which will be the first annual test following the Merger. If our stock price and market capitalization do not recover or decline further, we may be required to perform a quantitative impairment test, and if the carrying amount of either of our reporting units exceeds its fair value, we would recognize a non-cash goodwill impairment charge. The fair value of our reporting units is determined using significant judgments and estimates, including forecasted financial information, discount rates, and market data of comparable companies, and changes in these assumptions could materially affect the outcome. Any such charge could be material to our results of operations and financial position, although it would not affect our cash flows. Refer to Critical Accounting Estimates in Part I, Item 2 of this Form 10-Q for additional information.

If we fail to maintain effective internal control over financial reporting and disclosure controls, including as we integrate Udemy, we may not report our financial results accurately or on time, and our stock price could decline.
Section 404 of the Sarbanes-Oxley Act of 2002 requires management to assess our internal control over financial reporting each year. It also requires our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. In addition, we must maintain effective disclosure controls and procedures. To meet these requirements, we document our controls, evaluate our systems and processes, and test our key controls on an ongoing basis. In addition, we must maintain effective disclosures and procedures in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
Our merger with Udemy makes this work more complex. Udemy operated as a separate public company, with its own financial systems, processes, personnel, and controls. As permitted by SEC staff guidance, we will omit Udemy from management's assessment of internal control over financial reporting as of December 31, 2026. However, we must include Udemy in our assessment no later than our annual report for the year ended as of December 31, 2027. Before then, we must align accounting policies, harmonize financial systems, and extend our controls to Udemy's operations. Employee turnover, competing integration priorities, and system changes during the integration could raise the risk of control failures.
If we or our independent registered public accounting firm identify a material weakness, or if we fail to comply with the Sarbanes-Oxley Act, we may be unable to report our financial results accurately, prevent or detect fraud, or file our quarterly and annual reports on time. We could also face restatements, an adverse auditor opinion, litigation, NYSE delisting proceedings, or SEC investigations or sanctions. Any of these could cause investors to lose confidence in our financial reporting and our stock price to decline.
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
In May 2026, our Board approved the Repurchase Program, pursuant to which Coursera may repurchase up to a total of $500 million of our common stock, subject to certain limitations. As of September 30, 2026, we repurchased $191.9 million worth of shares of our common stock, inclusive of commissions, pursuant to the Repurchase Program. Between October 1, 2026 and November 4, 2026, we repurchased an additional 7.1 million in shares, pursuant to the Repurchase Program. We have funded all repurchases under this program with existing cash and cash equivalents, and expect to do so for future activity under this plan. Under the program, share repurchases may be made at our discretion from time to time through open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. The program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our common stock. The timing and amount of repurchases under the program will be determined by our management based on its evaluation of market conditions and other factors. The program could affect the price of our common stock, increase volatility and diminish our cash reserves. Additionally, recent U.S. tax legislation imposes a 1% excise tax on share repurchases, which increases the costs associated with repurchasing shares of our common stock. The Repurchase Program has no expiration date and may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value. Refer to Part II, Item 2 of this Form 10-Q for additional information.
Anti-takeover provisions in our organizational documents and under Delaware law, as well as our status as a public benefit corporation, could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management, and reduce our stock price.
Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change of control or a change in our management. These provisions:
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
•provide that our directors may be removed only for cause and only by holders of at least 66 2/3% of the voting power of our outstanding capital stock;
•give our Board the exclusive right to set the number of directors and, unless otherwise required by law or resolution of our Board, to fill vacancies and newly created directorships, even if the remaining directors are less than a quorum; and
•require holders of at least 66 2/3% of the voting power of our outstanding capital stock to amend our bylaws or certain provisions of our certificate of incorporation, while our Board can amend our bylaws without a stockholder vote.
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a public Delaware corporation from engaging in a broad range of business combinations with any interested stockholder for a period of three years following the date on which such stockholder became an interested stockholder. Further, as a PBC, we may be less attractive as a hostile takeover target than a traditional company and, therefore, your ability to realize your investment through an acquisition may be limited. Any delay or prevention of a change of control transaction or changes in our management could cause our stock price to decline or could prevent or deter a transaction that you might support.
The exclusive forum provision in our organizational documents may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims.
Our certificate of incorporation and bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware (or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware) shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action or proceeding asserting a claim for breach of any fiduciary duty owed by any of our directors, officers, employees, agents, or stockholders to us or our stockholders, (iii) any action or proceeding arising or asserting a claim pursuant to any provision of the Delaware General Corporation Law ("DGCL") or any provision of our certificate of incorporation or our bylaws, (iv) any action or proceeding asserting a claim against one of our stockholders, or (v) any action or proceeding asserting a claim governed by the internal affairs doctrine, including, without limitation, any action to interpret, apply, enforce, or determine the validity of our certificate of incorporation or bylaws.
Our certificate of incorporation and bylaws also provide that, to the fullest extent permitted by applicable law and unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. will be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. The enforceability of similar exclusive federal forum provisions in other companies’ organizational documents has been challenged in legal proceedings, and while the Delaware Supreme Court and certain other state courts have ruled that this type of exclusive federal forum provision is facially valid under Delaware law, there is uncertainty as to whether other courts would enforce such provisions and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. This exclusive federal forum provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts of the U.S. have exclusive jurisdiction.
Any person or entity purchasing or otherwise acquiring any interest in our capital stock shall be deemed to have notice of and consented to the provisions of our certificate of incorporation and bylaws described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, or other employees. Alternatively, if a court were to find these provisions of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, and results of operations and result in a diversion of the time and resources of our management and Board.

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
As a PBC, we are required to publicly report at least biennially on our overall performance in promoting our specific public benefit purpose and the best interests of those materially affected by our conduct and on our assessment of our success in achieving our specific public benefit purpose and in promoting those interests. If we are not timely, are unable to provide this report, or if the report is not viewed favorably by parties doing business with us or by regulators or others reviewing our credentials, our reputation and status as a PBC may be harmed.
As a PBC, our focus on a specific public benefit purpose and producing a positive effect for society may negatively impact our financial performance.
Unlike directors of traditional Delaware corporations, who have a duty to focus exclusively on maximizing stockholder value, our directors have a duty to balance not only stockholders’ pecuniary interests, but also the Company’s specific public benefit and the best interests of those materially affected by our conduct. Therefore, we may take actions that we believe will advance our specific public benefit purpose or be in the best interests of those materially affected by our conduct, even if those actions do not maximize our financial results. While our public benefit designation aims to provide an overall net benefit to us, our learners, customers, and content creators, it may lead to decisions and actions that do not prioritize income generation, and hence may affect our stockholders' financial interests. Our pursuit of longer-term or non-pecuniary benefits may not materialize within the timeframe we expect or at all and may have a negative effect on any amounts available for distribution to our stockholders. Accordingly, being a PBC and complying with our related obligations could harm our business, results of operations, and financial condition, which in turn could cause our stock price to decline.
Additionally, as a PBC, we may be less attractive as a hostile takeover target than traditional companies and, therefore, your ability to realize your investment through an acquisition may be limited. PBCs may also not be attractive targets for activists or hedge fund investors because new directors would still have a duty to balance stockholders' pecuniary interests with the best interests of those materially affected by the corporation's conduct and the corporation's specific public benefit, and stockholders who meet certain minimum ownership requirements and satisfy other applicable rules may bring legal action to enforce this balancing obligation. Further, by requiring the boards of directors of PBCs to balance other considerations alongside the maximization of stockholder value, Delaware PBC law could potentially make it easier for a board to reject a hostile bid, even where the takeover would provide the greatest short-term financial yield to stockholders.
Our directors have a duty to consider not only our stockholders’ pecuniary interests, but also our specific public benefit and the best interests of those materially affected by our conduct. If a conflict among such interests arises, there is no guarantee such a conflict would be resolved in favor of our stockholders' pecuniary interests.
As a PBC, our directors have a duty to consider not only the stockholders’ pecuniary interests, but also the company’s specific public benefit and the best interests of those materially affected by the company’s conduct. Under Delaware law, directors are deemed to satisfy these obligations if they make informed and disinterested decisions that are not such that no person of ordinary, sound judgment would approve. Thus, unlike traditional Delaware corporations that must focus exclusively on stockholder value, our directors are not merely permitted, but obligated, to consider our specific public benefit and the best interests of those materially affected by our conduct. In the event of a conflict among the pecuniary interests of our stockholders, our specific public benefit or the best interests of those materially affected by our conduct, our directors must only make informed and disinterested decisions that are not such that no person of ordinary, sound judgment would approve; thus, there is no guarantee such a conflict would be resolved in favor of our stockholders' pecuniary interests, which could harm our business, results of operations, and financial condition, which in turn could cause our stock price to decline.

Our focus on the long-term best interests of our company as a PBC and our directors' duty to balance the pecuniary interests of our stockholders, our specific public benefit, and the best interests of those materially affected by our conduct, including our learners, customers, content creators, employees, the communities in which we operate, and other stakeholders that we may identify from time to time, may conflict with short- or medium-term financial interests and business performance, which may negatively impact our stock price.
We believe that focusing on the long-term best interests of our company as a PBC and our consideration of all of our stakeholders, including our learners, customers, content creators, employees, the communities in which we operate, and other stakeholders we may identify from time to time, is essential to the long-term success of our company and to long-term stockholder value. Therefore, we have made, and may in the future make, decisions that we believe balance the pecuniary interests of our stockholders, the best interests of those materially affected by our conduct, and our specific public benefit, even if such decisions may negatively impact the short- or medium-term performance of our business, results of operations, and financial condition or the short- or medium-term performance of our common stock. Our commitment to balancing the interests described above, potentially at the expense of short- or medium-term performance, may have a material adverse effect on our stock price, including making ownership of our common stock less appealing to investors who are focused on returns over a shorter time horizon. Our decisions and actions aimed at balancing the interests described above—such as improving platform trust and safety, altering community support delivery, strengthening relationships with learners, customers, content creators, and employees, introducing new offerings and services, investing in social impact initiatives, and adapting to regulatory changes—may not yield the anticipated long-term benefits. If these initiatives do not deliver the expected outcomes, our business, results of operations, financial condition, and our stock price could be materially adversely affected.
As a PBC, we may be subject to increased litigation concerning our directors' duty to balance stockholders' pecuniary interests, the best interests of those materially affected by our conduct, and our specific public benefit, the occurrence of which may have an adverse impact on our financial condition and results of operations.
Stockholders of a PBC listed on a national securities exchange (if they, individually or collectively, own the lesser of (i) at least two percent of the company’s outstanding shares, or (ii) shares with a market value of $2 million or more on the date the action is instituted) and who satisfy other applicable rules are entitled to file an action to enforce the balancing requirement imposed on our board of directors by the DGCL. Such actions would be subject to the exclusive forum provision in our certificate of incorporation and bylaws, requiring them to be heard in the Court of Chancery of the State of Delaware (or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware). This potential liability does not exist for traditional corporations. Therefore, we may be subject to the possibility of increased stockholder litigation, which would require management’s attention, and, as a result, may adversely impact our management’s ability to effectively execute our strategy. Additionally, any such litigation may be costly, which may harm our financial condition and results of operations.
If we cannot maintain our company culture and public benefit commitment, our business could be harmed.
We believe that our company culture has been critical to our success. In addition, we believe that our status as a PBC and our commitment to providing global access to flexible and affordable high-quality education that supports personal development, career advancement, and economic opportunity distinguish us from our competitors and promote a relationship founded on trust among our learners, customers, content creators, and employees. However, we face a number of challenges that may affect our ability to sustain our company culture, including:
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

If we do not meet B Lab’s new certification standards, or choose not to recertify, we could lose our B Corp certification, which could harm our reputation and business.
We are a Certified B Corporation™ (“B Corp”). B Lab grants this certification to companies that meet its standards for social and environmental performance, accountability, and transparency. We must recertify every three years to keep our certification. We last recertified in 2025, under B Lab’s prior standards.
In April 2025, B Lab published new certification standards, and companies began certifying under them in 2026. The new standards replace the prior point-based score with minimum performance requirements across seven impact topics. They also require third-party audits and set mandatory improvement milestones three and five years after certification. We expect our next recertification to occur under the new standards. Meeting them could require us to change our policies and practices, raise our costs, and take more management time. We may not succeed.
We could lose our certification if we fail to meet B Lab’s requirements, or we could choose not to recertify. Either outcome could lead learners, partners, enterprise customers, employees, and investors to view us as more focused on financial performance and less committed to our mission. Our reputation could also suffer if our B Corp performance appears to decline, or if we take actions that stakeholders view as inconsistent with B Corp values. Any of these outcomes could harm our brand, our ability to attract and retain employees and partners, and our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On May 15, 2026, our Board approved the Repurchase Program authorizing Coursera to purchase up to $500 million of our common stock without an expiration date. Under the Repurchase Program, Coursera may repurchase shares of common stock from time to time through open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The Repurchase Program has no expiration date and continues unless otherwise suspended or discontinued. The Repurchase Program may be suspended or discontinued at any time and does not obligate us to acquire any amount of common stock. To date, we have utilized our existing cash and cash equivalents to fund repurchases under the Repurchase Program.
The following table presents details of our monthly share repurchases for the third quarter of 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be repurchased under the program
	(in millions)		(in millions)	(in millions)
July 1, 2026 - July 31, 2026	10.6	$5.65	10.6	$350.0
August 1, 2026 - August 31, 2026	2.8	$5.90	2.8	$333.6
September 1, 2026 - September 30, 2026	4.7	$5.27	4.7	$308.6
Total	18.1	$5.59	18.1	$308.6
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2026, the following officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted Rule 10b5-1 trading arrangements, as defined in Item 408 of Regulation S-K, for the sale of our common stock. Shares in each Rule 10b5-1 trading arrangement that are subject to RSUs and stock options may only be traded following satisfaction of applicable vesting requirements. In addition, because of pricing (such as future share price targets) and timing conditions in each Rule 10b5-1 trading arrangement, it is not yet determinable how many shares actually will be sold under each plan prior to its expiration date.
On September 15, 2026, Alan B. Cardenas, Senior Vice President, General Counsel, entered into a Rule 10b5-1 trading arrangement that provides for the sale of up to 58,057 shares of our common stock. This trading arrangement is scheduled to expire on November 19, 2027.

On September 14, 2026, Marcelo C. Modica, Senior Vice President, Chief People Officer, entered into a Rule 10b5-1 trading arrangement that provides for the sale of up to 69,907 shares of our common stock. This trading arrangement is scheduled to expire on August 27, 2027.
These Rule 10b5-1 trading arrangements were entered into in writing during an open trading window and are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and in accordance with our policies regarding transactions in our securities.
During the three months ended September 30, 2026, no other director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

3.3	Amended and Restated Bylaws of Coursera, Inc. (incorporated by reference from Exhibit 3.2 filed with the registrant’s Quarterly Report on Form 10-Q filed August 13, 2021).
10.1*+	Offer Letter between Coursera, Inc. and Tom Savage, dated September 17, 2026.
19.1*	Insider Trading Policy.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
____________________________
*    Filed herewith.
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

COURSERA, INC.

Date: November 5, 2026	By:	/s/ Gregory M. Hart
Gregory M. Hart
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Michael Foley
Michael Foley
Senior Vice President, Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)